Form 10-Q
period 2015-09-27
WATTS WATER TECHNOLOGIES INC
filed 2015-11-04
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Class A Common Stock, $0.10 par value	28,133,911

Class B Common Stock, $0.10 par value	6,379,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 27, 2015 and December 31, 2014 (unaudited)	3

	Consolidated Statements of Operations for the Third Quarters and Nine Months Ended September 27, 2015 and September 28, 2014 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) for the Third Quarters and Nine Months Ended September 27, 2015 and September 28, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2015 and September 28, 2014 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II. Other Information		37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures		39

Exhibit Index		40

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 27,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$288.8	$301.1
Trade accounts receivable, less allowance for doubtful accounts of $11.5 million at September 27, 2015 and $10.6 million at December 31, 2014	220.8	207.8
Inventories, net:
Raw materials	93.2	104.8
Work in process	16.4	16.7
Finished goods	144.7	170.1
Total Inventories	254.3	291.6
Prepaid expenses and other assets	32.8	27.4
Deferred income taxes	54.4	45.3
Assets held for sale	2.2	1.1
Total Current Assets	853.3	874.3
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	495.4	526.7
Accumulated depreciation	(310.3)	(323.4)
Property, plant and equipment, net	185.1	203.3
OTHER ASSETS:
Goodwill	613.9	639.0
Intangible assets, net	189.6	210.1
Deferred income taxes	4.5	4.7
Other, net	11.9	16.6
TOTAL ASSETS	$1,858.3	$1,948.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103.6	$120.8
Accrued expenses and other liabilities	141.9	138.8
Accrued pension plan settlements	—	40.0
Accrued compensation and benefits	47.6	44.2
Current portion of long-term debt	226.4	1.9
Total Current Liabilities	519.5	345.7
LONG-TERM DEBT, NET OF CURRENT PORTION	351.6	577.8
DEFERRED INCOME TAXES	95.2	77.4
OTHER NONCURRENT LIABILITIES	31.3	34.7
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 28,162,869 shares at September 27, 2015 and 28,552,065 shares at December 31, 2014	2.8	2.9
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,479,290 shares at September 27, 2015 and December 31, 2014	0.6	0.6
Additional paid-in capital	508.3	497.4
Retained earnings	454.5	500.6
Accumulated other comprehensive loss	(105.5)	(89.1)
Total Stockholders’ Equity	860.7	912.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,858.3	$1,948.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$366.3	$376.0	$1,109.4	$1,137.2
Cost of goods sold	224.1	237.9	690.9	726.8
GROSS PROFIT	142.2	138.1	418.5	410.4
Selling, general and administrative expenses	166.6	95.0	378.6	298.1
Restructuring	5.8	0.4	12.5	7.2
OPERATING (LOSS) INCOME	(30.2)	42.7	27.4	105.1
Other (income) expense:
Interest income	(0.3)	(0.1)	(0.7)	(0.4)
Interest expense	6.2	4.8	18.0	14.6
Other (income) expense, net	(0.2)	1.6	(0.8)	1.9
Total other expense	5.7	6.3	16.5	16.1
(LOSS) INCOME BEFORE INCOME TAXES	(35.9)	36.4	10.9	89.0
(Benefit) provision for income taxes	(10.2)	13.8	5.7	31.0
NET (LOSS) INCOME	$(25.7)	$22.6	$5.2	$58.0

BASIC EPS
Net (loss) income per share:
NET (LOSS) INCOME	$(0.73)	$0.64	$0.15	$1.64
Weighted average number of shares	35.0	35.3	35.0	35.3

DILUTED EPS
Net (loss) income per share:
NET (LOSS) INCOME	$(0.73)	$0.64	$0.15	$1.64
Weighted average number of shares	35.0	35.4	35.1	35.4

Dividends per share	$0.17	$0.15	$0.49	$0.43

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net (loss) income	$(25.7)	$22.6	$5.2	$58.0

Other comprehensive income (loss):
Foreign currency translation adjustments	(5.8)	(44.4)	(52.5)	(53.0)
Defined benefit pension plans, net of tax:
Actuarial loss, net of tax of $0.7 and $6.6 in 2015 and 2014, respectively	(1.2)	(10.5)	(1.2)	(10.5)
Settlement, net of tax of $23.0	36.7	—	36.7	—
Amortization of net losses included in net periodic pension cost	0.2	0.2	0.6	0.5
Defined benefit pension plans, net of tax	35.7	(10.3)	36.1	(10.0)
Other comprehensive income (loss)	29.9	(54.7)	(16.4)	(63.0)
Comprehensive income (loss)	$4.2	$(32.1)	$(11.2)	$(5.0)

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
OPERATING ACTIVITIES
Net income	$5.2	$58.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.8	24.7
Amortization of intangibles	15.9	11.1
Loss on disposal and impairment of goodwill, property, plant and equipment and other	1.6	0.1
Stock-based compensation	7.7	6.0
Deferred income tax benefit	(11.3)	1.1
Defined benefit plans settlement	59.7	—
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(20.0)	(18.5)
Inventories	7.3	(5.3)
Prepaid expenses and other assets	(5.3)	17.9
Accounts payable, accrued expenses and other liabilities	(42.7)	(21.6)
Net cash provided by operating activities	41.9	73.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(19.2)	(16.1)
Proceeds from the sale of property, plant and equipment	0.1	0.4
Net proceeds from the sale of assets, and other	33.8	—
Net cash provided by (used in) investing activities	14.7	(15.7)
FINANCING ACTIVITIES
Payments of long-term debt	(1.3)	(1.6)
Payment of capital leases and other	(3.4)	(3.3)
Proceeds from share transactions under employee stock plans	2.1	10.5
Tax benefit of stock awards exercised	0.2	1.9
Payments to repurchase common stock	(32.0)	(29.1)
Debt issue costs	—	(2.0)
Dividends	(17.2)	(15.2)
Net cash used in financing activities	(51.6)	(38.8)
Effect of exchange rate changes on cash and cash equivalents	(17.3)	(14.5)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12.3)	4.5
Cash and cash equivalents at beginning of year	301.1	267.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$288.8	$272.4

CASH PAID FOR:
Interest	$12.6	$9.6
Income taxes	$18.6	$21.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 27, 2015, the Consolidated Statements of Operations for the third quarters and nine months ended September 27, 2015 and September 28, 2014, the Consolidated Statements of Comprehensive Income (Loss) for the third quarters and nine months ended September 27, 2015 and September 28, 2014, and the Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014.

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

Goodwill and Long-Lived Assets

During the second quarter of 2015, $4.1 million of goodwill in the Americas segment was reclassified to assets held for sale and included in the net assets sold during the third quarter of 2015.  Refer to Note 6 Sale of Business, for further discussion. Also during the second quarter of 2015, the working capital adjustment relating to the AERCO International, Inc. (“AERCO”) acquisition was finalized resulting in a $0.7 million reduction in the purchase price and goodwill recorded in the Americas segment.  Both of these reductions to goodwill have been included in the “Foreign Currency Translation and Other” category in the table below.

The changes in the carrying amount of goodwill by geographic segment are as follows:

	September 27, 2015
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2015	Acquired During the Period	Foreign Currency Translation and Other	Balance September 27, 2015	Balance January 1, 2015	Impairment Loss During the Period	Balance September 27, 2015	September 27, 2015
	(in millions )
Americas	$398.0	$—	$(6.4)	$391.6	$(24.5)	$—	$(24.5)	$367.1
Europe, Middle East and Africa (EMEA)	265.5	—	(18.7)	246.8	—	—	—	246.8
Asia-Pacific	12.9	—	—	12.9	(12.9)	—	(12.9)	—
Total	$676.4	$—	$(25.1)	$651.3	$(37.4)	$—	$(37.4)	$613.9

	September 28, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance September 28, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance September 28, 2014	September 28, 2014
	(in millions)
Americas	$224.7	$—	$(0.5)	$224.2	$(24.5)	$—	$(24.5)	$199.7
EMEA	301.3	—	(21.3)	280.0	—	—	—	280.0
Asia-Pacific	13.3	—	(0.2)	13.1	—	—	—	13.1
Total	$539.3	$—	$(22.0)	$517.3	$(24.5)	$—	$(24.5)	$492.8

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year.

The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit and had a goodwill balance of $182.2 million as of September 27, 2015. The Company continues to monitor the impact the current economic environment in Europe is having on the EMEA reporting unit’s operating results and growth expectations. At the most recent annual impairment date of October 26, 2014, the Company performed a qualitative fair value assessment, including an evaluation of certain key assumptions. The Company concluded that the fair value of the EMEA reporting unit continued to exceed its carrying value.

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

Intangible assets include the following:

	September 27, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.2	$(14.0)	$2.2	$16.2	$(13.3)	$2.9
Customer relationships	204.4	(98.5)	105.9	206.7	(87.5)	119.2
Technology	41.5	(15.3)	26.2	42.1	(12.9)	29.2
Trade Names	20.4	(5.9)	14.5	20.6	(4.2)	16.4
Other	9.4	(5.8)	3.6	9.5	(5.7)	3.8
Total amortizable intangibles	291.9	(139.5)	152.4	295.1	(123.6)	171.5
Indefinite-lived intangible assets	37.2	—	37.2	38.6	—	38.6
Total	$329.1	$(139.5)	$189.6	$333.7	$(123.6)	$210.1

Aggregate amortization expense for amortizable intangible assets for the third quarters of 2015 and 2014 was $5.6 million and $3.7 million, respectively, and for the first nine months of 2015 and 2014 was $15.9 million and $11.1 million, respectively.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $4.7 million for the remainder of 2015, $19.1 million for 2016, $18.8 million for 2017, $15.6 million for 2018 and $11.8 million for 2019. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 12.0 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 3.9 years, 11.7 years, 9.8 years, 14.4 years and 32.7 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  Under this plan, key employees have been granted nonqualified stock options to purchase the Company’s Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, with the introduction in 2014 of performance stock units discussed below, most options granted in 2014 become exercisable over a three-year period at the rate of one-third per year.  Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s practice has been to grant all options at fair market value on the grant date. The Company did not issue any stock options in the first nine months of 2015 and issued 114,211 stock options during the first nine months of 2014.

The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year. However, with the introduction in 2014 of performance stock units discussed below, most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 174,575 and 150,577 shares of restricted stock in the first nine months of 2015 and 2014, respectively.

Beginning in 2014, the Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units vest at the end of the performance period set by the Compensation Committee of our Board of Directors at the time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted.   The recipient of a performance stock unit award may earn from no shares to twice the number of target shares awarded to such recipient.  The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted.  If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company awarded 631 and 117,619 performance stock units in the first nine months of 2015 and 2014, respectively.

The Company has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant.  Beginning with annual incentive compensation for 2016, the purchase price for RSUs will be increased to 80% of the fair market value of the Company’s Class A common stock. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 59,995 RSUs and 30,561 RSUs in the first nine months of 2015 and 2014, respectively.

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

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $12.9 million and $15.8 million for the third quarters of 2015 and 2014, respectively, and were $41.1 million and $46.3 million for the first nine months of 2015 and 2014, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $5.6 million and $5.3 million for the third quarters of 2015 and 2014, respectively, and were $18.3 million and $17.2 million for the first nine months of 2015 and 2014, respectively.

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

New Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective in the first quarter of 2016 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”. This new standard changes inventory measurement from lower of cost or market to lower of cost and net realizable value.  The standard eliminates the requirement to consider replacement cost or net realizable value less a normal profit margin when measuring inventory. ASU 2015-11 is effective in the first quarter of 2017 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $173.3 million in goodwill and $102.4 million in intangible assets. The goodwill balance was reduced during the second quarter of 2015 primarily related to the finalization of the working capital adjustment. Intangible assets consist primarily of customer relationships valued at $78.5 million with estimated lives of 16 years, developed technology valued at $15.8 million with estimated lives of 10 years and trade name valued at $7.4 million with a 20 year life. The goodwill is attributable to the workforce of AERCO and the strategic platform adjacency that will allow the Company to extend its product offerings as a result of the acquisition. Approximately $19.4 million of the goodwill is deductible for tax purposes. The following table summarizes the value of the assets and liabilities acquired (in millions):

Accounts receivable	$17.2
Inventory	16.3
Fixed assets	7.7
Deferred tax assets	8.2
Other assets	7.6
Intangible assets	102.4
Goodwill	173.3
Accounts payable	(6.8)
Accrued expenses and other	(18.4)
Deferred tax liability	(36.0)
Purchase price	$271.5

The consolidated statement of operations for the third quarter and the nine months ended September 27, 2015 includes the results of AERCO.  The third quarter and the nine months ended September 27, 2015 results include $34.9 million and $89.5 million of revenues, respectively, and $7.8 million and $15.1 million of operating income, respectively, attributable to AERCO.  The nine months ended September 27, 2015 operating income of AERCO includes $0.9 million of purchase accounting charges.

Supplemental pro-forma information

Had the acquisition of AERCO been completed at the beginning of 2014, the Company’s consolidated net sales, net income and earnings per share would have been as follows:

	Third Quarter Ended	Nine Months Ended
Amounts in millions (except per share information)	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$408.2	$1,109.4	$1,218.0
Net income	$26.2	$5.9	$63.9
Net income per share:
Basic EPS	$0.74	$0.17	$1.81
Diluted EPS	$0.74	$0.17	$1.81

Net income for the third quarter and nine months ended September 28, 2014 was adjusted to include $0.9 million and $2.5 million, respectively, of net interest expense related to the financing of the acquisition and $1.1 million and $3.3 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets. Net income for the nine months ended September 27, 2015 was also adjusted to exclude $0.7 million of net acquisition-related and purchase accounting charges.

4.     Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and contingent consideration. There were no designated cash flow hedges as of September 27, 2015 and December 31, 2014. The fair values of these certain financial assets and liabilities were determined using the following inputs at September 27, 2015 and December 31, 2014:

	Fair Value Measurements at September 27, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.3	$3.3	$—	$—
Total assets	$3.3	$3.3	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$3.3	$3.3	$—	$—
Total liabilities	$3.3	$3.3	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—
Total assets	$4.0	$4.0	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(3)	2.5	—	—	2.5
Total liabilities	$6.5	$4.0	$—	$2.5

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

	September 27,	December 31,
	2015	2014
	(in millions)
Carrying amount	$578.0	$579.7
Estimated fair value	$590.1	$599.3

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

5.     Restructuring

The Company’s Board of Directors approves all major restructuring programs that may involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program. The Company accounts for these costs in the period that the liability is incurred. These costs are included in restructuring and other charges in the Company’s consolidated statements of operations.

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28 2014	September 27, 2015	September 28, 2014
	(in millions)
Restructuring costs:
2015 Actions	$5.0	$—	$10.3	$—
2013 Actions	—	0.4	0.5	2.9
Other Actions	0.8	—	1.7	4.3
Total restructuring	$5.8	$0.4	$12.5	$7.2

The Company recorded pre-tax restructuring in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Americas	$4.8	$—	$6.8	$2.3
EMEA	0.8	0.4	2.3	4.1
Asia-Pacific	0.2	—	3.5	—
Corporate	—	—	(0.1)	0.8
Total	$5.8	$0.4	$12.5	$7.2

2015 Actions

On February 17, 2015, the Board of Directors of the Company approved the initial phase of a transformation program relating to the Company’s Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts relating to non-core products (“phase one”). The Company expects to ultimately eliminate between $175 million to $200 million of the combined Americas and Asia-Pacific net sales primarily within the Company’s do-it-yourself (DIY) distribution channel. The total estimated pre-tax cost for phase one is $33 million, including restructuring of $9.4 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of $10.2 million.  Total phase one program costs of $27.6 million have been incurred to date.  Total phase one non-cash charges are estimated to be $18 million, and after-tax charges are estimated to be $28 million.

On October 26, 2015, the Board of Directors of the Company completed its approval of the second phase of the Company’s transformation program related to its Americas and Asia-Pacific businesses (“phase two”).  Phase two involves reducing the square footage of the Company’s North American facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. Phase two is designed to improve the utilization of the Company’s remaining facilities, better leverage the Company’s cost structure, reduce working capital, and improve execution of customer delivery requirements.  The total estimated pre-tax cost for phase two is $30 million to $35 million, including restructuring of $12 million and other transformation and deployment costs of $18 million to $23 million.  Total phase two program costs of $2.8 million have been incurred to date.  Total phase two non-cash charges are estimated to be $5 million, and after-tax charges are estimated to be $18 million to $22 million.

On a combined basis, the total estimated pre-tax cost for phase one and phase two is $63 million to $68 million, including restructuring costs of $21.4 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of $28.2 to $33.2 million.  The other transformation and deployment costs include consulting and project management fees and other associated costs. Costs of the program are expected to be incurred through 2017.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for phase one and phase two combined:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—first quarter 2015	$—	$—	$—	$1.3	$1.3
Costs incurred—second quarter 2015	3.7	—	0.3	—	4.0
Costs incurred—third quarter 2015	2.5	0.3	0.9	1.3	5.0
Remaining costs to be incurred	2.6	0.2	1.8	6.5	11.1
Total restructuring costs	$8.8	$0.5	$3.0	$9.1	$21.4

The following table summarizes total incurred for the three and nine months ended September 27, 2015, incurred program to date and expected pre-tax restructuring costs by business segment for the Company’s Americas and Asia-Pacific 2015 transformation program:

	Third Quarter Ended	Nine Months Ended
	September 27, 2015	September 27, 2015	Incurred to Date	Total Expected Costs
	(in millions)
Asia-Pacific	$0.2	$3.5	$3.5	$3.7
Americas	4.8	6.8	6.8	17.7
Total restructuring costs	$5.0	$10.3	$10.3	$21.4

Details of the restructuring reserve activity for the Company’s Americas and Asia-Pacific 2015 transformation program for the nine months ended September 27, 2015 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total
	(in millions)
Balance at December 31, 2014	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	—	—	—	1.3	1.3
Utilization and foreign currency impact	—	—	—	—	—
Balance at March 29, 2015	$—	$—	$—	$1.3	$1.3
Net pre-tax restructuring charges	3.7	—	0.3	—	4.0
Utilization and foreign currency impact	—	—	(0.3)	—	(0.3)
Balance at June 28, 2015	$3.7	$—	$—	$1.3	$5.0
Net pre-tax restructuring charges	2.5	0.3	0.9	1.3	5.0
Utilization and foreign currency impact	(1.1)	(0.1)	(0.9)	(0.7)	(2.8)
Balance at September 27, 2015	$5.1	$0.2	$—	$1.9	$7.2

Other Actions

The Company also periodically initiates other actions which are not part of a major program.  In the fourth quarter of 2014, management initiated certain restructuring actions and strategic initiatives with respect to the Company’s EMEA segment in response to the ongoing economic challenges in Europe and additional product rationalization. The restructuring actions primarily include expected severance benefits and limited costs relating to asset write offs, professional fees and relocation.  The total pre-tax charge for these restructuring initiatives is expected to be approximately $9.9 million, of which approximately $8.3 million were incurred as of September 27, 2015 for the program to date. The remaining expected costs relate to severance, asset write-offs and relocation costs and are expected to be completed by the end of the fourth quarter of fiscal 2016.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2014 restructuring actions:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—2014	$6.9	$—	$—	$—	$6.9
Costs incurred—first quarter 2015	—	0.2	0.1	—	0.3
Costs incurred—second quarter 2015	0.5	—	—	—	0.5
Costs incurred—third quarter 2015	0.5	—	0.1	—	0.6
Remaining costs to be incurred	0.9	—	0.6	0.1	1.6
Total restructuring costs	$8.8	$0.2	$0.8	$0.1	$9.9

Details of the Company’s EMEA 2014 restructuring reserve activity for the nine months ended September 27, 2015 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Total
	(in millions)
Balance at December 31, 2014	$6.9	$—	$—	$6.9
Net pre-tax restructuring charges	—	0.2	0.1	0.3
Utilization and foreign currency impact	(0.8)	(0.2)	(0.1)	(1.1)
Balance at March 29, 2015	$6.1	$—	$—	$6.1
Net pre-tax restructuring charges	0.5	—	—	0.5
Utilization and foreign currency impact	(0.2)	—	—	(0.2)
Balance at June 28, 2015	$6.4	$—	$—	$6.4
Net pre-tax restructuring charges	0.5	—	0.1	0.6
Utilization and foreign currency impact	(1.1)	—	(0.1)	(1.2)
Balance at September 27, 2015	$5.8	$—	$—	$5.8

6.     Sale of Business

Sale of Certain Americas Product Lines

On September 15, 2015, the Company completed the sale of certain assets related to the Company’s fittings, brass and tubular and vinyl tubing product lines to Sioux Chief Mfg. Co., Inc. in an all-cash transaction.  The Company received net cash proceeds of approximately $33.1 million, after inventory adjustments and transaction fees.  Total net assets sold were $33.4 million with a pre-tax loss on the sale of approximately $0.3 million.

The carrying amounts of the net assets sold were as follows:

September 27,
2015
(in millions)
Inventories, net	$21.9
Other assets	3.1
Property, plant and equipment, net	4.3
Goodwill	4.1
Total net assets sold	$33.4

7.     Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 27, 2015			For the Third Quarter Ended September 28, 2014
	(Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net (loss) income	$(25.7)	35.0	$(0.73)	$22.6	35.3	$0.64
Effect of dilutive securities:
Common stock equivalents		—			0.1
Diluted EPS:
Net (loss) income	$(25.7)	35.0	$(0.73)	$22.6	35.4	$0.64

Options to purchase 0.3 million shares of Class A common stock were outstanding during the third quarters of 2015 and 2014, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Nine Months Ended September 27, 2015			For the Nine Months Ended September 28, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income	$5.2	35.0	$0.15	$58.0	35.3	$1.64
Effect of dilutive securities:
Common stock equivalents		0.1			0.1
Diluted EPS:
Net income	$5.2	35.1	$0.15	$58.0	35.4	$1.64

Options to purchase 0.3 million shares of Class A common stock were outstanding during the first nine months of 2015 and 2014, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  In connection with this stock repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The stock repurchase program was completed in September 2015, after the Company repurchased the remaining Class A common stock authorized under the program.

The following table summarizes the cost and the number of Class A common stock repurchased under the April 30, 2013 and July 27, 2015 programs during the three and nine month periods ended September 27, 2015 and September 28, 2014:

	For the Third Quarter Ended September 27, 2015		For the Third Quarter Ended September 28, 2014
	Number of shares repurchased	Cost of shares repurchased	Number of shares repurchased	Cost of shares repurchased
	(amounts in millions, except share amount)
Stock repurchase programs:
April 30, 2013	145,026	$7.7	148,970	$9.1
July 27, 2015	89,697	4.8	—	—
Total	234,723	$12.5	148,970	$9.1

	For the Nine Months Ended September 27, 2015		For the Nine Months Ended September 28, 2014
	Number of shares repurchased	Cost of shares repurchased	Number of shares repurchased	Cost of shares repurchased
	(amounts in millions, except share amount)
Stock repurchase programs:
April 30, 2013	494,142	$27.2	495,552	$29.1
July 27, 2015	89,697	4.8	—	—
Total	583,839	$32.0	495,552	$29.1

8.             Segment Information

The Company operates in three geographic segments: Americas, EMEA, and Asia-Pacific. AERCO is included in the Americas segment results for the third quarter and the first nine months ended September 27, 2015.  Each of these segments is managed separately and has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Net sales
Americas	$245.0	$228.6	$745.2	$689.5
EMEA	110.9	136.4	332.1	419.4
Asia-Pacific	10.4	11.0	32.1	28.3
Consolidated net sales	$366.3	$376.0	$1,109.4	$1,137.2

Operating income (loss)
Americas	$30.3	$33.4	$90.6	$85.0
EMEA	10.9	15.1	25.7	37.1
Asia-Pacific	1.2	1.7	0.9	4.7
Subtotal reportable segments	42.4	50.2	117.2	126.8

Corporate (*)	(72.6)	(7.5)	(89.8)	(21.7)
Consolidated operating (loss) income	(30.2)	42.7	27.4	105.1

Interest income	0.3	0.1	0.7	0.4
Interest expense	(6.2)	(4.8)	(18.0)	(14.6)
Other income (expense), net	0.2	(1.6)	0.8	(1.9)
(Loss) Income before income taxes	$(35.9)	$36.4	$10.9	$89.0
Capital expenditures
Americas	$4.6	$2.5	$12.8	$7.4
EMEA	1.8	2.7	5.6	7.8
Asia-Pacific	0.3	0.3	0.8	0.9
Consolidated capital expenditures	$6.7	$5.5	$19.2	$16.1

Depreciation and amortization
Americas	$8.0	$4.8	$22.1	$14.5
EMEA	5.3	6.4	15.9	19.8
Asia-Pacific	0.5	0.5	1.7	1.5
Consolidated depreciation and amortization	$13.8	$11.7	$39.7	$35.8

Identifiable assets (at end of period)
Americas			$1,033.6	$696.7
EMEA			744.1	840.8
Asia-Pacific			80.6	139.2
Consolidated identifiable assets			$1,858.3	$1,676.7

Property, plant and equipment, net (at end of period)
Americas			$86.3	$82.8
EMEA			86.9	105.8
Asia-Pacific			11.9	13.5
Consolidated property, plant and equipment, net			$185.1	$202.1

*   Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs. Included in Corporate’s operating loss for the three and nine months ended September 27, 2015 is a $59.7 million charge related to the Company’s settlement of its Pension Plan and SERP benefit obligations. Refer to Note 12 Defined Benefit Plans for further discussion.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2014 consolidated financial statements included in its Annual Report on Form 10-K. The EMEA segment was significantly impacted by foreign currency translation in the first nine months of 2015 compared to the first nine months of 2014.

The U.S. property, plant and equipment of the Company’s Americas segment was $82.8 million and $78.5 million at September 27, 2015 and September 28, 2014, respectively.  The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
U.S. net sales	$227.8	$207.8	$693.6	$631.5

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Intersegment Sales
Americas	$2.1	$1.5	$5.8	$4.6
EMEA	2.3	3.3	7.8	10.7
Asia-Pacific	27.9	36.5	91.0	116.9
Intersegment sales	$32.3	$41.3	$104.6	$132.2

9.     Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2014	$(53.0)	$(36.1)	$(89.1)
Change in period	(65.1)	0.2	(64.9)
Balance March 29, 2015	$(118.1)	$(35.9)	$(154.0)
Change in period	18.4	0.2	18.6
Balance June 28, 2015	$(99.7)	$(35.7)	$(135.4)
Change in period	(5.8)	35.7	29.9
Balance September 27, 2015	$(105.5)	$—	$(105.5)

Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)
Balance March 30, 2014	$33.6	$(25.7)	$7.9
Change in period	(4.3)	0.1	(4.2)
Balance June 29, 2014	$29.3	$(25.6)	$3.7
Change in period	(44.4)	(10.3)	(54.7)
Balance September 28, 2014	$(15.1)	$(35.9)	$(51.0)

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Credit Agreement, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, the Company is required to satisfy and maintain specified financial ratios and other financial condition tests.  The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of September 27, 2015, the Company was in compliance with all covenants related to the Credit Agreement. The Company had $200.2 million of unused and available credit, $24.8 million of stand-by letters of credit outstanding and $275 million of borrowings outstanding under the Credit Agreement at September 27, 2015.

The Company is a party to several note agreements as further detailed in Note 10 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2014.   In the second quarter of 2015, the Company reclassified $225.0 million of 5.85% senior unsecured notes due April 2016 from long-term debt to current portion of long-term debt on the balance sheet.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of September 27, 2015, the Company was in compliance with all covenants regarding these note agreements.

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

As of September 27, 2015, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.4 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Connector Class Actions

In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors.  On June 26, 2015, plaintiffs in the three actions filed a consolidated amended complaint, under the case captioned Ponzo v. Watts Regulator Co., in the United States District Court for the District of Massachusetts. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys’ fees and costs.  On August 7, 2015, the Company filed a motion to dismiss the complaint.

In February 2015, Watts Regulator Co. was named as a defendant in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et  al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of the Company’s Floodsafe connectors.  On June 26, 2015, the Company filed a partial motion to dismiss the complaint.  In response, on July 17, 2015, plaintiff filed an amended complaint, Klug v. Watts Regulator Co., United States District Court for the District of Nebraska. The complaint seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys’ fees and costs.  On July 31, 2015, the Company filed a partial motion to dismiss the complaint.

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

Environmental Remediation

The Company has been named as a potentially responsible party with respect to a limited number of identified contaminated sites.  The levels of contamination vary significantly from site to site as do the related levels of remediation efforts.  Environmental liabilities are recorded based on the most probable cost, if known, or on the reasonably estimated minimum cost of remediation.  Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable.  The Company accrues reasonably estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties.  Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of clean-up required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur.  The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available.

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

12.  Defined Benefit Plans

For the majority of its U.S. employees, the Company sponsored a funded non-contributory defined benefit pension plan, the Watts Water Technologies, Inc. Pension Plan (the “Pension Plan”), and an unfunded non-contributory defined benefit pension plan, the Watts Water Technologies, Inc. Supplemental Employees Retirement Plan (the “SERP”). Benefits were based primarily on years of service and employees’ compensation. The funding policy of the Company for these plans was to contribute an annual amount that met the Pension Plan’s minimum funding requirements and did not exceed the maximum amount that can be deducted for federal income tax purposes. On October 31, 2011, the Company’s Board of Directors voted to cease accruals effective December 31, 2011 under both the Company’s Pension Plan and the SERP. On April 28, 2014, the Company’s Board of Directors voted to terminate the Company’s Pension Plan and the SERP.  The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

The Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 the Company received the Internal Revenue Service (IRS) favorable determination letter for terminating the Pension Plan. The SERP was terminated effective May 15, 2014. In September 2015, the Company settled its Pension Plan and SERP benefit obligations, which included the following actions:

•                  The Company settled all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to all plan participants.

•                  The Company transferred the Pension Plan assets and benefit obligations to an annuity provider and distributed lump sum payments to participants based on their elections.

•                  The Company made cash contributions of $43.2 million to fully fund the above settlement actions.

The cumulative actuarial losses of $59.7 million that were previously recorded in accumulated other comprehensive income were recognized in selling, general and administrative expenses for the quarter ended September 27, 2015.  The associated deferred tax asset of $23.0 million that was previously recorded in accumulated other comprehensive income and netted within long-term deferred tax liabilities was reversed in the quarter ended September 27, 2015.

The components of net periodic benefit cost are as follows:

	Third Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Service cost — administrative costs	$0.5	$0.2	$1.3	$0.5
Interest costs on benefits obligation	1.4	1.5	4.2	4.5
Expected return on assets	(1.2)	(1.5)	(3.6)	(4.5)
Net actuarial loss amortization	0.3	0.3	1.1	0.8
Settlement charge	59.7	—	59.7	—
Net periodic benefit cost	$60.7	$0.5	$62.7	$1.3

The Company’s employer contributions made for the Pension Plan and SERP were $43.8 million and $0.6 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. The $43.8 million contribution in 2015 included the $43.2 million in cash contributions for the settlement and $0.6 million contributed throughout the nine months ended September 27, 2015 related to the SERP.

On August 18, 2015, the Company entered into Amendment No. 3 to Supplemental Compensation Agreement (the “Amendment”) with Timothy P. Horne, the Company’s former Chief Executive Officer and President and a principal stockholder. Under the Supplemental Compensation Agreement, dated September 1, 1995, as amended on July 25, 2000 and October 23, 2002 (the “Compensation Agreement”), between the Company and Mr. Horne, Mr. Horne received payments for consulting services equal to the greater of (i) one-half of the average of his annual base salary as an employee of the Company during the three years immediately prior to his retirement and (ii) $400,000 for each calendar year following his retirement until the date of his death, subject to certain cost-of-living increases each year. Mr. Horne was paid $598,562 for his consulting services in 2014. Under the Compensation Agreement Mr. Horne was also entitled to receive lifetime benefits, including use of secretarial services, use of an office, retiree health insurance, reimbursement of tax and financial planning expenses, and certain other benefits. The Amendment provides for a $6 million lump-sum buyout of all of the Company’s ongoing lifetime payment obligations and all benefits under the Compensation Agreement, except for the use of an office and administrative support. The Amendment also provides for consulting services from Mr. Horne as requested by the Company rather than per year hourly requirements. The Company paid the $6 million lump-sum buyout amount to Mr. Horne in September 2015, which resulted in a $5 million pre-tax charge for the quarter ended September 27, 2015.

13.  Subsequent Events

Dividend Declared

On October 27, 2015, the Company declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock payable on December 11, 2015 to stockholders of record at the close of business on November 30, 2015.

Definitive Agreement to Purchase Shares of Apex Valves Limited

On October 27, 2015, the Company signed a definitive agreement to purchase 80% of the outstanding shares of Apex Valves Limited (“Apex”), a New Zealand company, for approximately $22 million, with a commitment to purchase the remaining 20% ownership within three years of closing. Apex designs, manufactures and distributes control valves for hot water and filtration systems and float and reservoir valves for agricultural applications. The transaction is expected to close in the fourth quarter.

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

We operate on a 52-week calendar year ending on December 31.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period or a 39-week period, respectively.

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

Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, original equipment manufacturers (OEMs) and do-it-yourself (DIY).  In September 2015, we divested a substantial portion of our DIY business in the Americas, which will have the effect of eliminating DIY as a significant distribution channel for our products. Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 38% of our sales in the third quarter ended September 27, 2015, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

During the third quarter of 2015, sales decreased $9.7 million as compared to the third quarter of 2014, primarily due to unfavorable foreign exchange movements of $24.2 million, the divestiture of our non-core product lines of $18.2 million, an organic decrease in sales of $2.2 million, offset partially by acquired sales of $34.9 million.  The foreign exchange impact was due to the depreciation of the euro and Canadian dollar against the U.S. dollar.  Organic sales decreased by 0.6% in the third quarter of 2015 compared to last year’s comparable period due to decreased sales in EMEA and Asia-Pacific, offset partially by increased sales in the Americas.  Organic sales in the third quarter of 2015 increased by $3.0 million, or 1.3%, in the Americas, decreased by $4.8 million, or 3.5%, in EMEA, and decreased by $0.4 million, or 3.4%, in Asia-Pacific.  The organic sales increase in the Americas was primarily related to our wholesale channel. The organic sales decrease in EMEA was primarily related to the challenging economic environments in France, Germany, and Russia.  Organic sales exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Our operating loss of $30.2 million included the settlement charge of $64.7 million for certain long-term obligations, including our pension plan and supplemental employee retirement plan.  Excluding this charge, operating income decreased by $8.2 million, or 19.2%, in the third quarter of 2015 as compared to the third quarter of 2014, driven primarily by the sales volume decline in EMEA, unfavorable foreign exchange movements, increased restructuring charges and transformation costs, offset by income from cost savings initiatives, strong productivity and the addition of AERCO International, Inc. (“AERCO”).

We strive to invest in product innovation that meets the wants and needs of our customers and our end markets. Our focus is on differentiated products that provide greater opportunity to distinguish ourselves in the market place and on providing system solutions to our customers rather than supplying components. We continuously look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

We review our business and operating structure on a regular basis and implement restructuring initiatives as needed. In addition to the restructuring initiatives, we implemented a transformation program in EMEA in the fourth quarter of 2013 and in our Americas and Asia-Pacific businesses in 2015.

On February 17, 2015, our Board of Directors approved the initial phase of a restructuring program relating to the transformation of our Americas and Asia-Pacific businesses, which primarily involves product line rationalization efforts relating to non-core products (“phase one”). We ultimately expect to eliminate between $175 million to $200 million of our combined Americas and Asia-Pacific net sales that primarily affect our do-it-yourself (DIY) distribution channel. This initiative will enable us to focus on our core products.   On September 15, 2015, we completed the sale of certain assets related to our fittings, brass and tubular and vinyl tubing product lines to Sioux Chief Mfg. Co., Inc. (“Sioux Chief”) in an all-cash transaction.  We received net cash proceeds of $33.1 million and recorded a minimal loss on the sale. We estimate that the total pre-tax phase one program cost will approximate $33 million, of which $27.6 million has been incurred to date. Total phase one non-cash charges are estimated to be $18 million. Total net after-tax charges are estimated to be $28 million.

On October 26, 2015, our Board of Directors completed its approval of the second phase of our transformation program related to our Americas and Asia-Pacific businesses (“phase two”).  Phase two involves reducing the square footage of our North American facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. Phase two is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements.  Our estimate of total phase two pre-tax costs is $30 million to $35 million, of which $2.8 million has been incurred to date.  Total phase two non-cash charges are estimated to be $5 million. Total net after-tax charges are estimated to be $18 million to $22 million.

On a combined basis, the total estimated pre-tax cost for phase one and phase two is $63 million to $68 million, including restructuring costs of $21.4 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of $28.2 to $33.2 million.  Other transformation and deployment costs include consulting and project management fees and other associated costs. Costs of the program are expected to be incurred through 2017. Refer to Note 5 and 6 in “Item 1. Financial Statements”, for further details.

Our EMEA transformation program that began in the fourth quarter of 2013, is designed to realign our European operating strategy from being country-specific to pan-European focused.  Under this initiative, we have made progress to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We are in the process of aligning our legal and tax structure in accordance with our business structure and to take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2018. We incurred non-recurring deployment costs of approximately $0.3 million and $0.7 million in the third quarters of 2015 and 2014, respectively, and approximately $2.8 million and $5.8 million in the first nine months of 2015 and 2014, respectively. Approximately $11.5 million has been incurred for the project through September 27, 2015. These non-recurring costs consist primarily of external consulting and IT related costs.  We anticipate total non-recurring deployment costs of approximately $4.7 million in 2015 for the EMEA program.  Total annual net savings of approximately $2 million were achieved in 2014, approximately $7 million is expected in 2015, and forecasted annual net savings of approximately $9 million are anticipated by 2018.  Given the current economic environment in Europe, we will continue to assess the need for additional restructuring activities in EMEA.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product testing capability, breadth of product offerings, increased focus on product development and offering systems and solutions, and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $25 to $30 million during 2015 for purchases of capital equipment to continue to improve our manufacturing capabilities.

Recent Events

Dividend Declared

On October 27, 2015, we declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock payable on December 11, 2015 to stockholders of record at the close of business on November 30, 2015.

Definitive Agreement to Purchase Shares of Apex Valves Limited

On October 27, 2015, we signed a definitive agreement to purchase 80% of the outstanding shares of Apex Valves Limited (“Apex”), a New Zealand company, for approximately $22 million, with a commitment to purchase the remaining 20% ownership within three years of closing. Apex designs, manufactures and distributes control valves for hot water and filtration systems and float and reservoir valves for agricultural applications. The transaction is expected to close in the fourth quarter.

Framework Agreement to Sell Manufacturing Facility in China

On September 22, 2015, we signed an equity transfer framework agreement to sell a manufacturing facility in China that is dedicated to the production of non-core products. We expect to complete the sale of the facility in the first half of 2016.

Results of Operations

Third Quarter Ended September 27, 2015 Compared to Third Quarter Ended September 28, 2014

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the third quarters of 2015 and 2014 were as follows:

	Third Quarter Ended September 27, 2015		Third Quarter Ended September 28, 2014			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$245.0	66.9%	$228.6	60.8%	$16.4	4.4%
EMEA	110.9	30.3	136.4	36.3	(25.5)	(6.8)
Asia-Pacific	10.4	2.8	11.0	2.9	(0.6)	(0.2)
Total	$366.3	100.0%	$376.0	100.0%	$(9.7)	(2.6)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$3.0	$(4.8)	$(0.4)	$(2.2)	0.8%	(1.3)%	(0.1)%	(0.6)%	1.3%	(3.5)%	(3.7)%
Foreign exchange	(3.4)	(20.7)	(0.1)	(24.2)	(0.9)	(5.5)	—	(6.4)	(1.5)	(15.2)	(0.9)
Acquisition/Divested	16.8	—	(0.1)	16.7	4.5	—	(0.1)	4.4	7.4	—	(0.9)
Total	$16.4	$(25.5)	$(0.6)	$(9.7)	4.4%	(6.8)%	(0.2)%	(2.6)%	7.2%	(18.7)%	(5.5)%

Our products are sold to wholesalers, OEMs and DIY chains. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$2.2	$1.5	$(0.7)	$3.0	1.4%	11.5%	(4.1)%
EMEA	0.4	(0.4)	(4.8)	(4.8)	0.6	(13.3)	(7.3)
Asia-Pacific	(0.4)	—	—	(0.4)	(5.3)	—	—
Total	$2.2	$1.1	$(5.5)	$(2.2)

Organic net sales in the Americas increased $3.0 million compared to the third quarter of 2014 primarily due to the increase in our wholesale and DIY markets, particularly relating to our backflow and valve product sales.

Organic net sales into the EMEA OEM markets decreased as compared to the third quarter of 2014 primarily due to weak economic end markets in France, Germany and Russia and continued weakness in our drains business due to project delays and lower oil prices impacting our offshore market. These decreases were partially offset by increased sales in the Middle East and Benelux markets.

Organic net sales in the Asia-Pacific wholesale market decreased as compared to the third quarter of 2014 primarily due to delays in heating related projects impacted by current economic uncertainty.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisition/divested relates to the acquisition of AERCO in December of 2014, which contributed $34.9 million in net sales in the third quarter of 2015, offset by the divestiture of our non-core product lines in the Americas and Asia-Pacific that reduced net sale by $18.2 million compared to the third quarter of 2014.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2015 and 2014 were as follows:

	Third Quarter Ended
	September 27, 2015	September 28, 2014
	(dollars in millions)
Gross profit	$142.2	$138.1
Gross margin	38.8%	36.7%

Americas’ gross margin increased compared to the third quarter of 2014 due primarily to product mix, manufacturing efficiencies and material cost savings.  The increase from product mix was largely due to the AERCO acquisition and fewer undifferentiated product sales while material cost savings improved in part due to lower copper prices.  EMEA’s gross margin decreased primarily due to lower overhead absorption related to volume declines and unfavorable product mix that more than offset transformation and production efficiencies.  Asia-Pacific’s gross margin increased primarily due to productivity initiatives offset partially by reduced intercompany activity.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the third quarter of 2015 increased $71.6 million, or 75.4%, compared to the third quarter of 2014.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$68.6	72.2%
Foreign exchange	(5.9)	(6.2)
Acquisition	8.9	9.4
Total	$71.6	75.4%

The organic increase in SG&A expenses was primarily due to the settlement of certain long-term obligations, including our pension plan and supplemental employee retirement plan obligations, of $64.7 million. The increase was also due to increased product liability costs of $3.2 million and increased personnel costs of $3.2 million, offset by decreased commission and freight costs of $2.3 million. Increased product liability cost in the Americas of $3.2 million was based on an updated actuarial analysis that incorporated a recent increase in reported claims, in which the majority relates to non-core legacy products. The increased personnel costs primarily relate to increased compensation costs of $2.0 million and pension costs of $0.7 million. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015.  Acquired SG&A costs relate to the AERCO acquisition.  Total SG&A expenses, as a percentage of sales, were 45.5% in the third quarter of 2015 and 25.3% in the third quarter of 2014.  Excluding the settlement of certain long-term obligations of $64.7 million, total SG&A expenses, as a percentage of sales, were 27.8% in the third quarter of 2015.

Restructuring. In the third quarter of 2015, we recorded a net charge of $5.8 million primarily for the transformation of our Americas and Asia-Pacific businesses and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $0.4 million of restructuring charges for the third quarter of 2014. For a more detailed description of our current restructuring plans, see Note 5 in “Item 1. Financial Statements”, for further details.

Operating Income.  Operating income (loss) by geographic segment for the third quarters of 2015 and 2014 was as follows:

	Third Quarter Ended			% Change to Consolidated Operating
	September 27, 2015	September 28, 2014	Change	Income
	(dollars in millions)
Americas	$30.3	$33.4	$(3.1)	(7.2)%
EMEA	10.9	15.1	(4.2)	(9.8)
Asia-Pacific	1.2	1.7	(0.5)	(1.2)
Corporate	(72.6)	(7.5)	(65.1)	(152.5)
Total	$(30.2)	$42.7	$(72.9)	(170.7)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$(5.4)	$(1.6)	$(0.4)	$(65.1)	$(72.5)	(12.6)%	(3.7)%	(1.0)%	(152.5)%	(169.8)%	(16.2)%	(10.6)%	(23.5)%	(868.0)%
Foreign exchange	(0.7)	(2.1)	—	—	(2.8)	(1.7)	(4.9)	—	—	(6.6)	(2.1)	(13.9)	—	—
Acquisition	7.8	—	—	—	7.8	18.3	—	—	—	18.3	23.4	—	—	—
Restructuring	(4.8)	(0.5)	(0.1)	—	(5.4)	(11.2)	(1.2)	(0.2)	—	(12.6)	(14.4)	(3.3)	(5.9)	—
Total	$(3.1)	$(4.2)	$(0.5)	$(65.1)	$(72.9)	(7.2)%	(9.8)%	(1.2)%	(152.5)%	(170.7)%	(9.3)%	(27.8)%	(29.4)%	(868.0)%

The decrease in consolidated operating income was due primarily to an increase in SG&A expenses, restructuring charges and unfavorable foreign exchange, partially offset by the contribution from the AERCO acquisition.  The increase in Corporate costs primarily relate to the settlement of certain long-term obligations, including our pension plan and supplemental employee retirement plan obligations, of $64.7 million. The Americas organic operating income decrease was primarily due to increased SG&A expenses related to product liability and transformation-related costs. EMEA organic operating income decrease was primarily due to volume decline.

Interest Expense.  Interest expense increased $1.4 million, or 29.2%, for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the interest on borrowings used to purchase AERCO in December 2014.

Other (income) expense, net.  Other (income) expense, net, fluctuated $1.8 million to an income balance of $0.2 million for the third quarter of 2015 as compared to the third quarter of 2014, primarily due to net foreign currency transaction gains in 2015 compared to 2014.

Income Taxes.  Our effective income tax rate decreased to 28.4% in the third quarter of 2015, from 37.9% for the third quarter of 2014.  The decrease was primarily due to the effect of the settlement charge related to our pension plan and supplemental employee retirement plan in the third quarter of 2015.  A portion of the tax benefit related to the settlement charge was offset by non-deductible and other income tax reserve items, resulting in a lower effective tax rate.

Net (Loss) Income.  Net (loss) income for the third quarter of 2015 was $(25.7) million, or $(0.73) per common share, compared to $22.6 million, or $0.64 per common share, for the third quarter of 2014. Results for the third quarter of 2015 include an after-tax charge of $44.6 million, or $1.27 per common share, for long-term obligation settlements including pension obligations, $3.6 million, or $0.10 per common share, for restructuring; and $1.1 million, or $0.03 per common share, for the EMEA and Americas transformation deployment costs; compared to $1.3 million, or $0.04 per common share for income tax adjustments, $0.5 million, or $0.01 per common share, for EMEA transformation deployment costs, and $0.3 million, or $0.01 per common share, for restructuring, for the third quarter of 2014.

Nine Months Ended September 27, 2015 Compared to Nine Months Ended September 28, 2014

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first nine months of 2015 and 2014 were as follows:

	Nine Months Ended September 27, 2015		Nine Months Ended September 28, 2014			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$745.2	67.2%	$689.5	60.6%	$55.7	4.9%
EMEA	332.1	29.9	419.4	36.9	(87.3)	(7.6)
Asia-Pacific	32.1	2.9	28.3	2.5	3.8	0.3
Total	$1,109.4	100.0%	$1,137.2	100.0%	$(27.8)	(2.4)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales

			Asia-				Asia-				Asia-
	Americas	EMEA	Pacific	Total	Americas	EMEA	Pacific	Total	Americas	EMEA	Pacific
	(dollars in millions)
Organic	$6.6	$(18.6)	$4.2	$(7.8)	0.6%	(1.6)%	0.4%	(0.6)%	1.0%	(4.4)%	14.8%
Foreign exchange	(7.5)	(68.7)	—	(76.2)	(0.7)	(6.0)	—	(6.7)	(1.1)	(16.4)	—
Acquisition/Divested	56.6	—	(0.4)	56.2	5.0	—	(0.1)	4.9	8.2	—	(1.4)
Total	$55.7	$(87.3)	$3.8	$(27.8)	4.9%	(7.6)%	0.3%	(2.4)%	8.1%	(20.8)%	13.4%

Our products are sold to wholesalers, OEMs and DIY chains. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$6.3	$(2.3)	$2.6	$6.6	1.4%	(5.1)%	5.1%
EMEA	(5.6)	(2.0)	(11.0)	(18.6)	(2.6)	(20.0)	(5.6)
Asia-Pacific	5.4	—	(1.2)	4.2	37.5	—	(100.0)
Total	$6.1	$(4.3)	$(9.6)	$(7.8)

Organic net sales in the Americas increased $6.6 million compared to the first nine months of 2014 primarily due to growth in our wholesale and OEM markets, particularly relating to our backflow and valve product sales and commercial flow product lines.  This increase was partially offset by the negative effects from weather issues in the Northeast, Midwest and South Central U.S. over the first half of 2015.

Organic net sales into the EMEA wholesale and OEM markets decreased as compared to the first nine months of 2014 primarily due to the struggling end-markets in France, Germany and Russia. These decreases were partially offset by increased sales in the Middle East and UK markets and in our electronics business.

Organic net sales in the Asia-Pacific wholesale market increased as compared to the first nine months of 2014 primarily due to increased sales of residential valve and heating products that were sold into expanded geographic regions within China.  Outside China, we also increased sales in Australia during the year.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisition/divested relates to the acquisition of AERCO in December of 2014, which contributed $89.5 million in net sales in the first nine months of 2015, offset by the divestiture of our non-core product lines in the Americas and Asia-Pacific that reduced net sales by $33.3 million compared to the first nine months of 2014.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2015 and 2014 were as follows:

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(dollars in millions)
Gross profit	$418.5	$410.4
Gross margin	37.7%	36.1%

Americas’ gross margin increased compared to the first nine months of 2014 due primarily to product mix, manufacturing efficiencies and material cost savings. The increase from product mix was largely due to the AERCO acquisition and fewer undifferentiated product sales, while material cost savings improved in part due to lower copper prices.  EMEA’s gross margin decreased primarily due to lower overhead absorption related to volume declines and unfavorable product mix that more than offset transformation and production efficiencies.  Asia-Pacific’s gross margin increased primarily due to productivity initiatives and increased third-party sales offset partially by reduced intercompany activity.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first nine months of 2015 increased $80.5 million, or 27.0%, compared to the first nine months of 2014.  The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$73.6	24.7%
Foreign exchange	(19.4)	(6.5)
Acquisition	26.3	8.8
Total	$80.5	27.0%

The organic increase in SG&A expenses was primarily due to the settlement of certain long-term obligations, including pension obligations, of $64.7 million, increased personnel costs of $7.8 million, increased product liability costs of $3.3 million, and transformation costs of $1.1 million, offset by decreased commission and freight costs of $2.6 million and a reduction in U.S. import duties and fees of $1.1 million due to higher cost in the first nine months of 2014. The increased personnel costs primarily relate to increased compensation costs of $3.1 million, increased stock-based compensation costs of $2.8 million, mostly due to a benefit recognized in the prior year related to our former CEO’s forfeiture of unvested equity awards, and increased pension costs of $2.1 million, partially offset by reduced relocation costs of $0.8 million. Increased product liability cost in the Americas of $3.3 million is based on an updated actuarial analysis that incorporated a recent increase in reported claims, in which the majority relates to non-core legacy products. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015.  Acquired SG&A costs relate to the AERCO acquisition.  Total SG&A expenses, as a percentage of sales, were 34.1% in the first nine months of 2015 and 26.2% in the first nine months of 2014. Excluding the settlement of certain long-term obligations of $64.7 million, total SG&A expenses, as a percentage of sales, were 28.3% for the nine months ended September 27, 2015.

Restructuring. In the first nine months of 2015, we recorded a net charge of $12.5 million primarily for the transformation of our Americas and Asia-Pacific businesses and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $7.2 million of restructuring charges for the first nine months of 2014. For a more detailed description of our current restructuring plans, see Note 5 in “Item 1. Financial Statements”.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2015 and 2014 was as follows:

	Nine Months Ended			% Change to Consolidated Operating
	September 27, 2015	September 28, 2014	Change	Income
	(dollars in millions)
Americas	$90.6	$85.0	$5.6	5.3%
EMEA	25.7	37.1	(11.4)	(10.8)
Asia-Pacific	0.9	4.7	(3.8)	(3.6)
Corporate	(89.8)	(21.7)	(68.1)	(64.8)
Total	$27.4	$105.1	$(77.7)	(73.9)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income

	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$(4.0)	$(6.9)	$(0.4)	$(69.0)	$(80.3)	(3.9)%	(6.5)%	(0.4)%	(65.6)%	(76.4)%	(4.7)%	(18.6)%	(8.5)%	(318.0)%
Foreign exchange	(1.2)	(6.1)	—	—	(7.3)	(1.1)	(5.8)	—	—	(6.9)	(1.4)	(16.4)	—	—
Acquisition	15.1	—	—	—	15.1	14.4	—	—	—	14.4	17.8	—	—	—
Restructuring	(4.3)	1.6	(3.4)	0.9	(5.2)	(4.1)	1.5	(3.2)	0.8	(5.5)	(5.1)	4.3	(72.4)	4.2
Total	$5.6	$(11.4)	$(3.8)	$(68.1)	$(77.7)	5.3%	(10.8)%	(3.6)%	(64.8)%	(73.9)%	6.6%	(30.7)%	(80.9)%	(313.8)%

The decrease in consolidated operating income was largely due to the settlement of certain long-term obligations, including pension obligations, of $64.7 million in Corporate.  Other factors contributing to the decrease included lower organic gross profit from reduced sales, an increase in SG&A and restructuring charges and unfavorable foreign exchange, offset partially by contribution from the AERCO acquisition.  The Americas organic operating income decrease was primarily due to increased SG&A expenses related to product liability and transformation-related costs. EMEA organic operating income decrease was primarily due to volume decline.

Interest Expense.  Interest expense increased $3.4 million, or 23.3%, for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to the interest on borrowings used to purchase AERCO in December 2014.

Other (income) expense, net.  Other (income) expense, net, fluctuated $2.7 million to an income balance of $0.8 million for the first nine months of 2015 as compared to the first nine months of 2014, primarily due to higher net foreign currency transaction losses in 2014 compared to 2015.

Income Taxes.  Our effective income tax rate increased to 52.3% in the first nine months of 2015, from 34.8% for the first nine months of 2014.  The significant increase in the tax rate was due to the impact that non-deductible and other income tax reserve items had on a relatively low level of income before income taxes reported in the nine months of 2015 compared to 2014, primarily related to the settlement of our pension plan and supplemental employee retirement plan obligations.  We anticipate our tax rate for the full year of 2015 will be more comparable to 2014 based on expected income in the fourth quarter of 2015.

Net Income.  Net income for the first nine months of 2015 was $5.2 million, or $0.15 per common share, compared to $58.0 million, or $1.64 per common share, for the first nine months of 2014. Results for the first nine months of 2015 include an after-tax charge of $44.6 million, or $1.27 per common share, for long-term obligation settlements including pension obligations, $8.3 million, or $0.23 per common share, for restructuring; $5.0 million, or $0.14 per common share, for the EMEA and Americas transformation deployment costs; and $0.7 million, or $0.02 per common share, for acquisition related costs; compared to $4.8 million, or $0.14 per common share, for restructuring, $4.2 million or $0.12 per common share, for EMEA transformation deployment costs, and tax adjustments of $1.3 million or $0.04 per common share for the first nine months of 2014.

Liquidity and Capital Resources

We generated $41.9 million of net cash from operating activities in the first nine months of 2015 as compared to $73.5 million of net cash used in operating activities in the first nine months of 2014. This decrease is primarily due to the $49.2 million cash outflow for settlement of certain long-term obligations, including pension obligations.

We generated $14.7 million of net cash from investing activities for the first nine months of 2015 primarily due to the net cash proceeds of approximately $33.1 million received for the sale of certain asset relating to non-core product lines in the Americas. In the fourth quarter of 2015, we expect to invest approximately $5 to $10 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $51.6 million of net cash in financing activities for the first nine months of 2015 primarily for the payments to repurchase approximately 584,000 shares of Class A common stock at a cost of approximately $32.0 million and payment of dividends of $17.2 million.

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

Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the Credit Agreement, including, but not limited to, an unused facility fee and letter of credit fees.  Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.  As of September 27, 2015, we were in compliance with all covenants related to the Credit Agreement.  We had $200.2 million of unused and available credit, $24.8 million of stand-by letters of credit outstanding and $275 million of borrowings outstanding under the Credit Agreement at September 27, 2015.

Our Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 we received the Internal Revenue Service (IRS) favorable determination letter with respect to the termination of the Pension Plan. The SERP was terminated effective May 15, 2014. In September 2015, we settled our Pension Plan and SERP benefit obligations.  We settled all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to all plan participants. We transferred the Pension Plan assets and benefit obligations to an annuity provider and distributed lump sum payments to participants based on their elections.  We made cash contributions of $43.2 million to fully fund the settlement actions.  The cumulative actuarial losses of $59.7 million that were previously recorded in accumulated other comprehensive income were recognized in selling, general and administrative expenses for the quarter ended September 27, 2015.  The associated deferred tax asset of $23.0 million that was previously recorded in accumulated other comprehensive income and netted within long-term deferred tax liabilities was reversed in the quarter ended September 27, 2015.

Working capital as of September 27, 2015 was $333.8 million compared to $528.6 million as of December 31, 2014.  In the current year, $225.0 million of notes due April 2016 were reclassified from long-term debt to current portion of long-term debt on the balance sheet, which reduced the working capital balance. We expect to review our options to finance these notes over the next six months. Cash and cash equivalents decreased to $288.8 million as of September 27, 2015, compared to $301.1 million as of December 31, 2014. The decrease in cash and cash equivalents was driven primarily by the outflow to settle the Pension Plan and SERP benefit obligations, the effect of foreign exchange, the repurchase of stock, and payment of dividends and capital expenditures, partially offset by the net cash proceeds from the sale of assets to Sioux Chief. The ratio of current assets to current liabilities was 1.6 to 1 as of September 27, 2015 and 2.5 to 1 as of December 31, 2014.

As of September 27, 2015, we held $288.8 million in cash and cash equivalents.  Of this amount, approximately $255.7 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, given the incremental expenditures in 2015, including the Pension Plan and SERP settlement payments and cash costs related to the Americas transformation program, we may have to borrow to fund some of our expected cash outlays, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

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

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(in millions)
Net cash provided by operating activities	$41.9	$73.5
Less: additions to property, plant, and equipment	(19.2)	(16.1)
Plus: proceeds from the sale of property, plant, and equipment	0.1	0.4
Free cash flow	$22.8	$57.8

Our free cash flow decreased for the nine months end September 27, 2015 when compared to the nine months ended September 28, 2014 primarily due to the $49.2 million cash outflow for settlement of certain long-term obligations, including our Pension Plan and SERP .

Our net debt to capitalization ratio (a non-GAAP financial measure) at September 27, 2015 was 25.2%, compared to 23.4% at December 31, 2014. The increase in net debt to capitalization ratio is primarily driven by a reduction in cash and cash equivalents at September 27, 2015, which was negatively impacted by foreign currency translation and the cash outflow to settle the Pension Plan and SERP benefit obligations. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 27,	December 31,
	2015	2014
	(in millions)
Current portion of long-term debt	$226.4	$1.9
Plus: long-term debt, net of current portion	351.6	577.8
Less: cash and cash equivalents	(288.8)	(301.1)
Net debt	$289.2	$278.6

	September 27,	December 31,
	2015	2014
	(in millions)
Net debt	$289.2	$278.6
Plus: total stockholders’ equity	860.7	912.4
Capitalization	$1,149.9	$1,191.0
Net debt to capitalization ratio	25.2%	23.4%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $24.8 million as of September 27, 2015 and $23.6 million as of December 31, 2014. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates.  There were no changes in accounting policies or significant changes in accounting estimates during the first nine months of 2015.

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

The EMEA reporting unit represents the EMEA geographic segment excluding the Blücher reporting unit and had a goodwill balance of $182.2 million as of September 27, 2015. We continue to monitor the impact the current economic environment in Europe is having on the EMEA reporting unit’s operating results and growth expectations. At the most recent annual impairment date of October 26, 2014, we performed a qualitative fair value assessment, including an evaluation of certain key assumptions. We concluded that the fair value of the EMEA reporting unit continued to exceed its carrying value.

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

Pension benefits

We accounted for our pension plans in accordance with GAAP, which involves recording a liability or asset based on the projected benefit obligation and the fair value of plan assets. Assumptions were made regarding the valuation of benefit obligations and the performance of plan assets. The primary assumptions were as follows:

•                  Weighted average discount rate—this rate was used to estimate the current value of future benefits. This rate was adjusted based on movement in long-term interest rates.

•                  Expected long-term rate of return on assets—this rate was used to estimate future growth in investments and investment earnings. The expected return was based upon a combination of historical market performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments indicative of our plan assets.

We determined these assumptions based on consultation with outside actuaries and investment advisors.

On April 28, 2014, our Board of Directors voted to terminate the Pension Plan and Supplemental Employees Retirement Plan. These terminations follow amendments to the Pension Plan and SERP to cease (or “freeze”) benefit accruals for eligible employees under those plans effective December 31, 2011. The Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 we received the Internal Revenue Service (IRS) favorable determination letter with respect to the termination of the Pension Plan. The SERP was terminated effective May 15, 2014. In September 2015, we settled our Pension Plan and SERP benefit obligations, which included the following actions:

•                  We settled all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to all plan participants.

•                  We transferred the Pension Plan assets and benefit obligations to an annuity provider and distributed lump sum payments to participants based on their elections.

•                  We made cash contributions of $43.2 million to fully fund the above settlement actions.

The cumulative actuarial losses of $59.7 million that were previously recorded in accumulated other comprehensive income were recognized in selling, general and administrative expenses for the quarter ended September 27, 2015.  The associated deferred tax asset of $23.0 million that was previously recorded in accumulated other comprehensive income and netted within long-term deferred tax liabilities was reversed in the quarter ended September 27, 2015. Refer to Note 12 in “Item 1. Financial Statements”, for further details.

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

New Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective in the first quarter of 2016 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory”. This new standard changes inventory measurement from lower of cost or market to lower of cost and net realizable value.  The standard eliminates the requirement to consider replacement cost or net realizable value less a normal profit margin when measuring inventory. ASU 2015-11 is effective in the first quarter of 2017 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect our current views about future results of operations and other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should” and “would” or similar words. You should not rely on forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors.  These factors include, but are not limited to, the following:  failure to complete the purchase of Apex or the sale of the manufacturing facility in China; the timing and the expected costs and savings associated with our ongoing restructuring and transformation programs and initiatives; the current economic and financial conditions, which can affect levels of housing starts and remodeling, affecting the markets where our products are sold, manufactured, or marketed; shortages in and pricing of raw materials and supplies; loss of market share through competition; introduction of competing products by other companies; pressure on prices from competitors, suppliers, and/or customers; changes in variable interest rates on our borrowings; identification and disclosure of material weaknesses in our internal control over financial reporting; failure to expand our markets through acquisitions; failure or delay in developing new products; lack of acceptance of new products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries, such as plumbing and heating wholesalers and home improvement retailers, in which we market certain of our products; environmental compliance costs; product liability risks; changes in the status of current litigation, and other risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” and in Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission, and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended September 27, 2015.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2015 — July 26, 2015	682	$51.85	—	—
July 27, 2015 — August 23, 2015	21,437	$56.10	—	—
August 24, 2015 — September 27, 2015	221	$53.15	—	—
Total	22,340	$55.94	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended September 27, 2015 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
June 29, 2015 — July 26, 2015	47,082	$51.53	47,082	$105,476,580
July 27, 2015 — August 23, 2015	47,400	$53.99	47,400	$102,917,436
August 24, 2015 — September 27, 2015	140,241	$53.53	140,241	$95,409,771
Total	234,723	$53.22	234,723

(1) On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  The Company completed repurchases under this authorization during the quarter ended September 27, 2015.  On July 27, 2015, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.  The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

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

WATTS WATER TECHNOLOGIES, INC.

Date: November 4, 2015	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: November 4, 2015	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

Date: November 4, 2015	By:	/s/ Kenneth S. Korotkin
Kenneth S. Korotkin
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	By-Laws (2)

10.1	Form of Indemnification Agreement between the Registrant and certain officers and directors of the Registrant

10.2	Amendment No. 3 to Supplemental Compensation Agreement, dated August 18, 2015, by and between the Registrant and Timothy P. Horne (3)

10.3	Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of October 27, 2015 (4)

10.4	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

10.5	Form of 2015 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan

10.6	Watts Water Technologies, Inc. Executive Severance Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 27, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the Third Quarters Ended September 27, 2015 and September 28, 2014 and the Nine Months Ended September 27, 2015 and September 28, 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Third Quarters Ended September 27, 2015 and September 28, 2014 and the Nine Months Ended September 27, 2015 and September 28, 2014, (iv) Consolidated Statements of Cash Flows for the First Nine Months Ended September 27, 2015 and September 28, 2014, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 27, 2015.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated August 18, 2015.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated October 26, 2015.