Form 10-K
period 2015-12-31
WATTS WATER TECHNOLOGIES INC
filed 2016-02-29
CIK 795403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 26, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,510,339,108 based on the closing sale price as reported on the New York Stock Exchange.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2016
Class A common stock, $0.10 par value per share	27,790,054 shares
Class B common stock, $0.10 par value per share	6,379,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        Our strategy is to be the preferred supplier of differentiated products and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the residential and commercial markets of the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific. Within this framework, we focus upon three themes: safety & regulation, energy efficiency and water conservation. This strategy enables us to realize our primary business objective—growth of earnings via increased sales, both organic and inorganic, and the systematic reduction of manufacturing costs and operational expenses.

        We intend to continue to expand organically by introducing new products in existing markets, by enhancing our preferred brands, by developing new complementary products, by promoting plumbing code development to drive the need for safety and water quality products and by continually improving merchandising in our wholesale distribution channels. We target selected new product and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we leverage our distribution channels through the introduction of new products, as well as the integration of products of our acquired companies.

        We intend to continue to generate incremental growth by targeting selected acquisitions, both in our core markets as well as new complementary markets. We have completed 22 acquisitions in a little over a decade. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety & regulation, energy efficiency and water conservation in our primary or related complementary markets. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our product offerings.

        We are committed to reducing our manufacturing and operating costs through a combination of manufacturing in lower-cost countries, using Lean methodologies to drive continuous improvement across all key processes, and consolidating our diverse manufacturing operations and distribution centers in Americas, EMEA and Asia-Pacific. We have a number of manufacturing facilities in lower-cost regions such as Mexico, China, Bulgaria and Tunisia. In recent years, we have announced several global restructuring plans to reduce our manufacturing and distribution footprint in order to reduce our costs and to realize additional operating efficiencies.

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

Products

        We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four universal product lines. These product lines are:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves. Residential & commercial flow control products accounted for approximately 57% of our total sales in 2015, and 61% of our total sales in each of 2014 and 2013.

  •
  HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC & gas products accounted for approximately 29% of our total sales in 2015, and 24% of our total sales in each of 2014 and 2013. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. Drainage & water re-use products accounted for approximately 9% of our total sales in 2015, and 10% of our total sales in each of 2014 and 2013.

  •
  Water quality products—includes point-of-use and point- of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications. Water quality products accounted for approximately 5% of our total sales in each of 2015, 2014 and 2013.

Commercial and Operational Excellence

        We strive to invest in product innovation that meets the wants and needs of our customers and our end markets. Our focus is on differentiated products that will provide greater opportunity to distinguish and defend ourselves in the market place. Conversely, we want to migrate away from commoditized products where we cannot add value. In addition, we want to be a solutions provider, not merely a components supplier. We refer to this customer-facing mindset as commercial excellence and we are continually looking for strategic opportunities to invest or divest, where necessary, in order to meet those objectives. In conjunction with this customer-centric focus, we continually review our operations to ensure we can efficiently and effectively produce and deliver products to customers. We call this aspect of our business operational excellence.

        On February 17, 2015, our Board of Directors approved the first phase of a restructuring program relating to the transformation of our Americas and Asia-Pacific businesses, which primarily involves the exit of low-margin, non-core product lines and global sourcing actions. We eliminated approximately $175 million of our combined Americas and Asia-Pacific net sales that primarily sell through our do-it-yourself (DIY) distribution channel. On October 26, 2015, our Board of Directors approved the second phase of our transformation program, which involves reducing the square footage of our North American facilities and is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements. Phase one and phase two combined is expected to reduce the Americas net operating footprint by approximately 30%. Refer to Recent Developments in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Customers and Markets

        We sell our products to plumbing, heating and mechanical wholesale distributors and dealers, original equipment manufacturers (OEMs) and major DIY chains. In September 2015, as part of the first phase of our transformation of our Americas and Asia-Pacific business, we divested a substantial portion of our DIY business in the Americas, which will reduce the significance of DIY as a distribution channel for our products in 2016.

        Wholesalers.    Approximately 70% of our sales in 2015 and 64% of our sales in both 2014 and 2013 were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers' representatives to market our product lines. Additionally, various water quality products are sold to independent dealers throughout the Americas.

        OEMs.    Approximately 20% of our sales in 2015 and 23% of our sales in both 2014 and 2013 were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in EMEA are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in Asia-Pacific are primarily to boiler, water heaters and bath manufacturers including manufacturers of faucet and shower products.

        DIY Chains.    Approximately 10% of our sales in 2015 and 13% of our sales in both 2014 and 2013 were to DIY chains.

        In 2015, 2014 and 2013, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for approximately $345.6 million, or 24%, of our total net sales in 2015; $380.0 million, or 25%, of our total net sales in 2014; and $321.7 million, or 22%, of our total net sales in 2013. Thousands of other customers constituted the balance of our net sales in each of those years.

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

Manufacturing

        We have integrated and automated manufacturing capabilities, including a state of the art lead free foundry and a traditional brass and bronze foundry, machining, plastic extrusion and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested in recent years to expand our manufacturing capabilities to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

        Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Capital expenditures	$27.7	$23.7	$27.7
Depreciation	$31.6	$32.9	$34.2

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

Code Compliance

        Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as the American Society of Mechanical Engineers (ASME), the America Water Works Association (AWWA), the Canadian Standards Association (CSA), the International Code Council (ICC), the American Society of Sanitary Engineering (ASSE), the American National Standards Institute—Leadership in Energy & Environmental Design (LEED), the University of Southern California Foundation for Cross-Connection Control and Hydraulic Research (USC FCCC & HR), the International Association of Plumbing and

Mechanical Officials (IAPMO), FM Global (FM), NSF International (NSF) and Underwriters Laboratories (UL). Many of these standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

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

New Product Development and Engineering

        We retain our own product development staff, design teams, and testing laboratories in Americas, EMEA and Asia-Pacific that work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories and are committed to investing more in this area. In 2015, we re-engineered our new product development process and have rolled out a uniform global program that we expect should drive innovation to our markets more effectively. Research and development costs included in selling, general, and administrative expense amounted to $23.5 million, $22.5 million and $21.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Competition

        The domestic and international markets for safety & regulation, energy efficiency and water conservation devices are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise and breadth of product offerings to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance our market position and are continuing to implement manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

        Backlog was approximately $88.6 million at February 5, 2016 and approximately $91.8 million at February 6, 2015. We do not believe that our backlog at any point in time is indicative of future operating results and we expect our entire current backlog to be converted to sales in 2016.

Employees

        As of December 31, 2015, we employed approximately 5,000 people worldwide. With the exception of two subsidiaries, one in Canada and the other in New York, none of our employees in North

America or Asia are covered by collective bargaining agreements. In some European countries, our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

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

Contingencies

Connector Class Actions

        In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors. On June 26, 2015, plaintiffs in the three actions filed a consolidated amended complaint, under the case captioned Ponzo v. Watts Regulator Co., in the United States District Court for the District of Massachusetts (hereinafter "Ponzo"). WWT was voluntarily dismissed from the Ponzo case. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys' fees and costs. On August 7, 2015, the Company filed a motion to dismiss the complaint, which motion is still pending.

        In February 2015, Watts Regulator Co. was named as a defendant in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of the Company's Floodsafe connectors (hereinafter "Klug"). On June 26, 2015, the Company filed a partial motion to dismiss the complaint. In response, on July 17, 2015, plaintiff filed an amended complaint which added additional named plaintiffs and sought to correct deficiencies in the original complaint, Klug v. Watts Regulator Co., United States District Court for the District of Nebraska. The complaint seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys' fees and costs. On July 31, 2015, the Company filed a partial motion to dismiss the complaint which was granted in part and denied in part on December 29, 2015. The Company answered the amended complaint on February 2, 2016. No formal discovery has yet been conducted.

        We participated in mediation sessions of the Ponzo and Klug cases in December 2015 and January 2016. On February 16, 2016, we reached an agreement in principle to settle all claims. The proposed total settlement amount is $14 million, of which we expect to pay approximately $4.1 million after insurance proceeds of up to $9.9 million, the receipt of which is also subject to completion of a final written settlement agreement. The settlement is subject to completion of a final written settlement agreement, preliminary court approval and final court approval after a fairness hearing. Accordingly, there can be no assurance that the proposed settlement will be approved in its current form. If the settlement is not approved, we intend to continue to vigorously contest the allegations in this case.

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

        On December 12, 2013, we reached an agreement in principle that became final on September 4, 2014, to settle all claims. The total settlement amount was $23.0 million, of which we were responsible for $14.0 million after insurance proceeds of $9.0 million. The litigation is now terminated.

        During the fourth quarter of 2013, we recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement. The liability was reduced by $13.8 million for payments related to notice and claims administration, plaintiff attorneys' fees and partial funding of the settlement amount made during the year ended December 31, 2014. The $9.0 million receivable for insurance proceeds was received as of September 28, 2014. The liability was reduced by $2.3 million for the annual funding installment during the year ended December 31, 2015. The remaining liability of $6.5 million as of December 31, 2015 will be paid in equal annual installments over the next three years.

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

Asbestos Litigation

        We are defending approximately 310 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any of our particular products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any of our products and no judgments have been entered against us.

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

Executive Officers and Directors

        Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	53	Chief Executive Officer
Todd A. Trapp	45	Chief Financial Officer
Kenneth R. Lepage	45	General Counsel, Executive Vice President & Secretary
Elie Melhem	52	President, Asia-Pacific, the Middle East & Africa
Munish Nanda	51	President, Americas & Europe
Debra J. Ogston	53	Chief Human Resources Officer
Non-Employee Directors
Robert L. Ayers(2)(3)	70	Director
Bernard Baert(1)(3)	66	Director
Richard J. Cathcart(2)(3)	71	Director
Christopher L. Conway(1)(3)	60	Director
W. Craig Kissel(2)(3)	65	Chairman of the Board and Director
John K. McGillicuddy(1)(3)	72	Director
Joseph T. Noonan	34	Director
Merilee Raines(1)(3)	60	Director
Joseph W. Reitmeier(1)(3)	51	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Robert J. Pagano, Jr. has served as Chief Executive Officer and President of our Company since May 2014. He also served as interim Chief Financial Officer from October 2014 to April 2015. Mr. Pagano previously served as Senior Vice President of ITT Corporation and President, ITT Industrial Process from April 2009 to May 2014. Mr. Pagano originally joined ITT in 1997 and served in several additional management roles during his career at ITT, including as Vice President Finance, Corporate Controller, and President of Industrial Products. ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Prior to joining ITT, Mr. Pagano worked at KPMG LLP. Mr. Pagano is a Certified Public Accountant.

        Todd A. Trapp has served as Chief Financial Officer since April 2015. Mr. Trapp previously served as Vice President of Financial Planning & Analysis of Honeywell International Inc. from August 2013 to April 2015. Mr. Trapp originally joined Honeywell in 2002 and served in several senior financial roles, including as Chief Financial Officer of the Airlines Business Unit from November 2010 to August 2013, Vice President of Business Analysis & Planning for Honeywell's Aerospace Division from 2008 to November 2010, Director of Finance for the Transportation Systems Division from 2006 to 2008, Director of Business Analysis & Planning from 2005 to 2006, Investor Relations Manager from 2003 to 2005 and Senior Financial Analyst from 2002 to 2003. Honeywell is a Fortune 100 diversified technology and manufacturing leader, serving customers worldwide with aerospace products and services; control technologies for buildings, homes and industry; turbochargers; and performance materials. Prior to joining Honeywell, Mr. Trapp worked as Assistant Treasurer at United Business Media Inc. and Manager of Treasury Services and Special Projects at Pearson Inc.

        Kenneth R. Lepage has served as General Counsel, Executive Vice President and Secretary of the Company since August 2008. He also served as Executive Vice President of Human Resources from

December 2009 to October 2015. Mr. Lepage originally joined our Company in September 2003 as Assistant General Counsel and Assistant Secretary. Prior to joining our Company, he was a junior partner at the law firm of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

        Elie Melhem has served as President, Asia-Pacific, Middle East & Africa since February 2016. Mr. Melhem originally joined our Company in July 2011 as President, Asia-Pacific. Mr. Melhem was previously the Managing Director of China for Ariston Thermo Group, a global manufacturer of heating and hot water products, from 2008 to July 2011. Prior to joining Ariston, Mr. Melhem spent eleven years with ITT Industries in China where he held several management positions, including serving as President of ITT's Residential and Commercial Water Group in China and President of ITT's Water Technology Group in Asia.

        Munish Nanda has served as President, Americas & Europe since February 2016. Mr. Nanda originally joined our Company in April 2015 as President, Americas. Mr. Nanda previously served as President of Control Technologies for ITT Corporation from April 2011 to March 2015. Mr. Nanda also served as Group Vice President of ITT Corporation's Fluid and Motion Control Group from April 2008 to April 2011. ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Prior to joining ITT Corporation, Mr. Nanda held several operating leadership and general management positions with Thermo Fisher Scientific Corporation and Honeywell International Inc.

        Debra J. Ogston has served as Chief Human Resources Officer since October 2015. Ms. Ogston previously served as Chief People Officer of Schnuck Markets, Inc. from July 2014 to September 2015. Schnuck Markets is a privately-held chain of more than 90 supermarkets in the Midwestern United States. From January 2007 to July 2014, Ms. Ogston served in several senior human resources roles with Johnson Controls, Inc., including as Vice President of Human Resources, Building Efficiency, Global Offerings from September 2013 to June 2014, Vice President of Human Resources, Power Solutions, Asia from September 2012 to September 2013, Vice President and Asia Regional Project Leader, HR Transformation from March 2011 to September 2012, Vice President of Human Resources, Building Efficiency, Global Business Lines and Operations from January 2009 to March 2011 and Executive Director of Human Resources, Power Solutions, Americas from January 2007 to January 2009. Johnson Controls is a global diversified technology and industrial company providing products, services and solutions to optimize energy and operational efficiencies of buildings; lead-acid automotive batteries and advanced batteries for hybrid and electric vehicles; and interior systems for automobiles. Prior to joining Johnson Controls, Ms. Ogston held human resources management positions with E&J Gallo Winery, Inc., Pepsi Bottling Group and Kraft Foods Inc.

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

        Richard J. Cathcart has served as a director of our Company since October 2007. He was Vice Chairman and a member of the Board of Directors of Pentair, Inc. from February 2005 until his retirement in September 2007. Pentair is a diversified manufacturing company consisting of four operating segments: Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. He was appointed President and Chief Operating Officer of Pentair's Water Technologies Group (now Water Quality Systems) in January 2001 and served in that capacity until his appointment as Vice Chairman in February 2005. He began his career at Pentair in March 1995 as Executive Vice President, Corporate Development, where he identified water as a strategic area of growth. In February 1996, he was named Executive Vice President and President of Pentair's Water Technologies Group. Prior to joining Pentair, he held several management and business development positions during his 20-year career with Honeywell International Inc. He is a director of Fluidra S.A., an international manufacturer of accessories and products for swimming pools, irrigation, and water treatment and purification systems.

        Christopher L. Conway has served as a director of our Company since June 2015. Mr. Conway is currently President and Chief Executive Officer and Chairman of the Board of CLARCOR Inc. Mr. Conway has been employed by CLARCOR or its affiliates since 2006, when he was named Vice President of Manufacturing of Baldwin Filters, Inc., an affiliate of CLARCOR. In September 2007, Mr. Conway was promoted to the position of President of Facet USA, Inc., another affiliate of CLARCOR. He was then named President of CLARCOR's PECOFacet division in December 2007 and continued in that role until being named as President and Chief Operating Officer of CLARCOR in May 2010. In December 2011, Mr. Conway assumed the position of President and Chief Executive Officer of CLARCOR. CLARCOR is a diversified marketer and manufacturer of mobile, industrial and environmental filtration products sold in domestic and international markets. Prior to joining CLARCOR or its affiliates, Mr. Conway served for two years as the Chief Operating Officer of Cortron Corporation, Inc., a small manufacturing start-up based in Minneapolis, Minnesota. Mr. Conway also served for seven years in various management positions at Pentair, Inc., an international provider of products, services, and solutions for its customers' diverse needs in water and other fluids, thermal management, and equipment protection.

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

        Joseph W. Reitmeier has served as a director of our Company since February 2016. Mr. Reitmeier has served as Executive Vice President & Chief Financial Officer of Lennox International Inc. since July 2012. Mr. Reitmeier had served as Vice President of Finance for the LII Commercial business segment of Lennox International from 2007 to July 2012 and as Director of Internal Audit from 2005 to 2007. Lennox International is a leading global provider of climate control solutions and designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration markets. Before joining Lennox International, Mr. Reitmeier held financial leadership roles at Cummins Inc. and PolyOne Corporation.

Item 1A.    RISK FACTORS.

Economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may have adverse effects on our revenues and operating results.

        We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and OEM manufacturers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. An economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. If economic conditions worsen in the future or if economic recovery were to dissipate, our revenues and profits could decrease or trigger additional goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material effect on our financial condition and results of operations.

We face intense competition and, if we are not able to respond to competition in our markets, our revenues and profits may decrease.

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

Changes in regulations or standards could adversely affect our business

        Our products and business are subject to a wide variety of statutory, regulatory and industry standards and requirements. A significant change to regulatory requirements, whether federal, foreign, state or local, or to industry standards, could substantially increase manufacturing costs, impact the size and timing of demand for our products, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

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

  •
  unanticipated management or operational problems or legal liabilities; and

  •
  potential goodwill, indefinite-lived intangible assets, or long- lived asset impairment charges.

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

  •
  laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;

  •
  unexpected changes in regulatory requirements, which may be costly and require time to implement; and

  •
  foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars, and the percentage of our revenues denominated in a particular currency may not match the percentage of our expenses denominated in that currency. Approximately 38.1% of our sales during the year ended December 31, 2015 were from sales outside of the U.S. compared to 43.9% and 46.5% for the years ended December 31, 2014 and 2013, respectively. We cannot predict whether currencies such as the euro, Canadian dollar or Chinese yuan will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

Our ability to achieve savings through our restructuring and business transformation activities may be adversely affected by management's ability to fully execute the plans as a result of local regulations, geo-political risk or other factors within or beyond the control of management.

        We have implemented a number of restructuring and business transformation activities, which include steps that we believe are necessary to enhance the value and performance of the Company, including reducing operating costs and increasing efficiencies throughout our manufacturing, sales and distribution footprint. Factors within or beyond the control of management may change the total estimated costs or the timing of when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring or business transformation activities timely or if additional or unanticipated issues such as labor disruptions, inability to retain key personnel during and after the transformation or higher exit costs arise, our expected cost savings may not be met and our operating results could be negatively affected. In addition, our restructuring and transformation activities may place substantial demands on our management, which could lead to diversion of management's attention from other business priorities and result in a reduced customer focus.

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

        As of December 31, 2015, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $489.0 million, $36.2 million, $156.6 million and $184.4 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In performing our annual reviews in 2015, 2014 and 2013, we recognized pre-tax non-cash indefinite-lived intangible asset impairment charges of approximately $0.6 million, $1.3 million and $0.7 million, respectively. In 2015, 2014 and 2013, we recognized pre-tax non-cash goodwill impairment charges of $129.7 million, $12.9 million and $0.3 million, respectively. The $129.7 million charge in 2015 related to an impairment within the EMEA reporting unit and represents approximately 74% of the reporting unit's goodwill balance. The $12.9 million charge in 2014 related to a full impairment within the Asia-Pacific reporting unit. The charge in 2013 related to Blue Ridge Atlantic Enterprises, Inc. (BRAE) and the goodwill balance was fully impaired in 2013. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2015 we recognized a pre-tax non-cash charge of $0.3 million. There were no impairments recognized in 2014. In 2013 we recognized a pre-tax non-cash charge of $1.3 million.

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

        In 2015, our top ten customers accounted for approximately 24% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations. Furthermore, some of our major customers are facing financial challenges due to market declines and heavy debt levels; should these challenges become acute, our results could be materially adversely affected due to reduced orders and/or payment delays or defaults.

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

        Our Class B common stock entitles its holders to ten votes for each share and our Class A common stock entitles its holders to one vote per share. As of January 29, 2016, Timothy P. Horne beneficially owned approximately 18.7% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.2% of our outstanding shares of Class B common stock, which represents approximately 69.2% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

        As of January 29, 2016, there were outstanding 27,790,054 shares of our Class A common stock and 6,379,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 31, 2015, we maintain 31 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
Kansas City, KS	Manufacturing	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Blauvelt, NY	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Reno, NV	Distribution Center	Leased
Springfield, MO	Manufacturing/Distribution	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased

Europe, Middle East and Africa:

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Mery, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Amsterdam, Netherlands	EMEA Headquarters	Leased
Gardolo, Italy	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Rosières, France	Manufacturing/Distribution	Leased
St. Neots, United Kingdom	Manufacturing/Distribution	Leased

Asia-Pacific:

Location	Principal Use	Owned/Leased
Ningbo, Beilun, China	Manufacturing	Owned
Shanghai, China	Asia-Pacific Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased

        Certain of our facilities are subject to mortgages and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses.

Item 3.    LEGAL PROCEEDINGS.

        We are from time to time involved in various legal and administrative proceedings. See Item 1. "Business—Product Liability, Environmental and Other Litigation Matters," and Note 15 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The following table sets forth the high and low sales prices of our Class A common stock on the New York Stock Exchange during 2015 and 2014 and cash dividends declared per share.

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$64.16	$52.16	$0.15	$62.38	$52.66	$0.13
Second Quarter	56.53	52.03	0.17	62.43	51.71	0.15
Third Quarter	57.74	48.09	0.17	65.84	56.84	0.15
Fourth Quarter	60.22	49.51	0.17	65.16	53.80	0.15

        There is no established public trading market for our Class B common stock, which is held by members of the Horne family. The principal holders of such stock are subject to restrictions on transfer with respect to their shares. Each share of our Class B common stock (10 votes per share) is convertible into one share of Class A common stock (1 vote per share).

        On February 11, 2016, we declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock.

        Aggregate common stock dividend payments in 2015 were $23.1 million, which consisted of $18.8 million and $4.3 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2014 were $20.5 million, which consisted of $16.7 million and $3.8 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors' assessment of our earnings, financial condition, capital requirements and other factors.

        The number of record holders of our Class A common stock as of January 29, 2016 was 159. The number of record holders of our Class B common stock as of January 29, 2016 was 8.

        We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

        The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2015.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2015 - October 25, 2015	27	$53.56	—	—
October 26, 2015 - November 22, 2015	700	$55.63	—	—
November 23, 2015 - December 31, 2015	7	$53.04	—	—

Total	734	$55.53	—	—

        The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2015 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2015 - October 25, 2015	99,188	$54.51	99,188	$89,959,756
October 26, 2015 - November 22, 2015	123,993	$56.01	123,993	$83,014,483
November 23, 2015 - December 31, 2015	5,520	$54.46	5,520	$82,713,869

Total	228,701	$55.32	228,701	$82,713,869

(1)
On April 30, 2013, the Board of Directors authorized a stock repurchase program of up to $90 million of the Company's Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The Company completed repurchases under this authorization during the quarter ended September 27, 2015. On July 27, 2015, the Board of Directors authorized a new stock repurchase program of up to $100 million of the Company's Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors.

Performance Graph

        Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor's 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2010 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watts Water Technologies, Inc., the S&P 500 Index,
and the Russell 2000 Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

 Cumulative Total Return

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Watts Water Technologies, Inc.	100.00	94.75	120.49	175.10	181.32	143.66
S & P 500	100.00	102.11	118.45	156.82	178.29	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended 12/31/15(1)	Year Ended 12/31/14(2)	Year Ended 12/31/13(3)(6)	Year Ended 12/31/12(4)(6)	Year Ended 12/31/11(5)(6)
Statement of operations data:
Net sales	$1,467.7	$1,513.7	$1,473.5	$1,427.4	$1,407.4
Net (loss) income from continuing operations	(112.9)	50.3	60.9	70.4	77.2
Loss from discontinued operations, net of taxes	—	—	(2.3)	(2.0)	(10.8)
Net (loss) income	(112.9)	50.3	58.6	68.4	66.4
DILUTED EPS
(Loss) Income per share:
Continuing operations	(3.24)	1.42	1.71	1.95	2.06
Discontinued operations	—	—	(0.07)	(0.05)	(0.28)
NET (LOSS) INCOME	(3.24)	1.42	1.65	1.90	1.78
Cash dividends declared per common share	$0.66	$0.58	$0.50	$0.44	$0.44
Balance sheet data (at year end):
Total assets	$1,692.8	$1,948.0	$1,740.2	$1,709.0	$1,694.0
Long-term debt, net of current portion	576.2	577.8	305.5	307.5	397.4

(1)
For the year ended December 31, 2015, net loss includes the following net pre-tax costs: goodwill and other long-lived asset impairment of $130.5 million, acquisition related costs of $1.6 million, restructuring related costs of $21.4 million, EMEA and Americas transformation deployment costs of $14.3 million, a $3.5 million charge for a settlement in principle relating to two class action lawsuits, a $2.5 million charge related to the resolution of certain product liability legacy claims for undifferentiated products which we have exited, and long-term obligations settlements, including our pension plan and supplemental employee retirement plan obligations of $64.7 million. The net after-tax cost of these items was $197.3 million.

(2)
For the year ended December 31, 2014, net income includes the following net pre-tax costs: goodwill and other long-lived asset impairment of $14.2 million, acquisitions related costs of $5.8 million, restructuring and severance related costs of $16.4 million, EMEA and Americas transformation deployment costs of $9.3 million, and customs settlements costs of $1.9 million. The net after-tax cost of these items was $38.5 million.

(3)
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

(4)
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

(5)
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

(6)
In August 2013, we disposed of 100% of the stock of Austroflex. Results from operations and a loss on disposal are recorded in discontinued operations for 2013, 2012 and 2011. In December 2012, we disposed of 100% of the stock of Flomatic Corporation. Results from operations and a loss on disposal are recorded in discontinued operations for 2012 and 2011. In May 2009, the Company liquidated its TEAM Precision Pipework, Ltd. (TEAM) business. Results from operation and loss on disposal are included net of tax from the deconsolidation of TEAM in discontinued operations for 2011. In September 1996, we divested our Municipal Water Group of businesses, which included Henry Pratt, James Jones Company and Edward Barber and Company Ltd. Costs and expenses related to the Municipal Water Group, for 2011 relate to legal and settlement costs associated with the James Jones Litigation and other miscellaneous costs. Discontinued operating loss for 2011 include an estimated settlement reserve adjustment in connection with the FCPA investigation at CWV.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the residential and commercial markets of the Americas, EMEA and Asia-Pacific. For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

  •
  Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

  •
  HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.

  •
  Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

  •
  Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

        Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through three primary distribution channels: wholesale, original equipment manufacturers (OEMs) and do-it-yourself (DIY). In September 2015, we divested a substantial portion of our DIY business in the Americas, which will reduce the significance of DIY as a distribution channel for our products in 2016.

        We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; continued enforcement of plumbing and building codes; and a healthy economic environment. We have completed 22 acquisitions in little over a decade. Our acquisition strategy focuses on businesses that advance our strategies around safety & regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets or geographies, improved channel access, unique and/or proprietary technologies or advanced production capabilities.

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

        We strive to invest in product innovation that meets the needs of our customers and our end markets. Our focus is on differentiated products that provide greater opportunity to distinguish ourselves in the market place and on providing system solutions to our customers rather than supplying components. We continually look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

        In 2015, we established an expanded leadership team and introduced key initiatives, including phase one and two of the Americas and Asia-Pacific transformation program (discussed below), re-energized our commitment to commercial excellence and continued our focus on operational excellence. We completed the integration of the AERCO International, Inc. ("AERCO") acquisition and added Apex Valves Limited ("Apex"), to our portfolio late in the year. We also settled certain long-term obligations, including our pension plan and supplemental employee retirement plan obligations, resulting in a one-time charge of $64.7 million. We believe 2015 was a year of change and transition for the Company.

        Our performance in 2015 was mixed, driven by different economic and business dynamics within each region in which we operate. In the Americas, we saw modest volume growth in our core business compared to 2014 as the U.S. residential construction marketplace experienced strong growth and the repair and replacement end market and the commercial market experienced moderate growth. In EMEA, important markets like France, Germany, and Russia continued to decline, primarily related to the challenging economic environments. In the fourth quarter of 2015, we recorded an after-tax goodwill impairment charge of $126.3 million relating to our EMEA reporting unit. The charge was driven by the continued challenging macroeconomic environment and our lowered expectations for that reporting unit going forward. In Asia-Pacific, growth decelerated, especially in the second half of 2015 due to more challenging economic conditions in China.

        Overall, reported sales for 2015 declined 3%, or $46 million, while organic sales for 2015 grew by 0.5%, or $7.4 million, as compared to 2014. Organic sales growth excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Compared to 2014, organic sales in Americas and Asia-Pacific grew by 2.1% and 12.6%, respectively, but were offset by a reduction in EMEA organic sales of 3.2%.

        As part of our ongoing focus on operational excellence, we implemented a broad transformation program, first in EMEA in 2013, and this past year in our Americas and Asia-Pacific businesses.

        In February 2015, our Board of Directors approved the initial phase of a restructuring program relating to the transformation of our Americas and Asia-Pacific businesses, which primarily involved the exit of low-margin, non-core product lines and global sourcing actions ("phase one"). We eliminated approximately $175 million of our combined Americas and Asia-Pacific net sales that primarily sell through our DIY distribution channel. In September 2015, we were able to sell certain assets which represented approximately $105 million of the rationalized product line revenues. We sold our fittings, brass and tubular and vinyl tubing product lines to Sioux Chief Mfg. Co., Inc. ("Sioux Chief") in an all-cash transaction for approximately $33.1 million, recording an immaterial loss on the sale. We expect to discontinue selling our remaining rationalized product lines during the first half of 2016. As part of the rationalization exercise, we have entered into an agreement to sell a manufacturing plant in China whose production was used exclusively for products being rationalized. We expect to complete that asset sale in the first half of 2016 for approximately $9 million. The sourcing initiatives are focused in the Americas and we realized approximately $4 million in savings in 2015, and estimate we could save an incremental $4 million in 2016 from this initiative. Total expected costs relating to phase one have been fully recognized during 2015. Total pre-tax cost incurred were $31.5 million, which included non-cash charges of $17.1 million. Total net after-tax charges were $26.2 million.

        In October 2015, our Board of Directors approved the second phase of our transformation program related to our Americas and Asia-Pacific businesses ("phase two"). Phase two involves decreasing the square footage of our Americas facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. Phase two is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements. Our estimate of total phase two pre-tax costs is approximately $31 million to $37 million, of which $8.3 million has been incurred to date. Total phase two non-cash charges are estimated to be $9 million. Total net after-tax charges are estimated to be $19.4 million to $22.4 million. Total gross annualized savings for phase two are estimated to be $10 million by 2018. We expect to spend approximately $21 million in 2016 on phase two activities and realize approximately $2 million in operational savings.

        On a combined basis, the total estimated pre-tax cost for our transformation program related to our Americas and Asia-Pacific businesses is $63 million to $68 million, including restructuring costs of $21.2 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of approximately $28 million to $33 million. Other transformation and deployment costs include consulting and project management fees and other associated costs. Costs of the program are expected to be incurred through 2017. Refer to Note 4 and 5 in "Item 15. Exhibits and Financial Statement Schedules", for further details.

        Our EMEA transformation program that began in 2013, was designed to realign our European operating strategy from being a portfolio of independent businesses to a pan-European platform structure. Under this initiative, we have made progress to (1) develop better sales capabilities through improved product management and enhanced product cross-selling efforts, (2) drive more efficient sourcing and logistics, and (3) enhance our focus on emerging market opportunities. We are in the process of aligning our legal and tax structure in accordance with our business structure and to take advantage of favorable tax rates where possible. We expect this project to be ongoing through 2018. We incurred deployment costs of approximately $3.4 million, $7.5 million and $1.2 million in 2015, 2014 and 2013, respectively. These costs consist primarily of external consulting and IT related costs. We anticipate total deployment costs of approximately $3 million in 2016 for the EMEA program. Total annual net savings of approximately $2 million were achieved in 2014, approximately $8 million in 2015, and anticipate annual net savings of approximately $10 million in 2016 and approximately $14 million of net savings is expected by 2018, when the project is completed. We also announced a restructuring effort in EMEA in the fourth quarter of 2015 in response to the current market conditions and to better align our internal cost base with the external market environment. The EMEA restructuring action is subject to completion of statutory and labor relations requirements, including consultation with and receipt of advisory opinions from the relevant works councils. Please see Note 4 of the Notes to Consolidated Financial Statements for a more detailed explanation of our restructuring activities.

Acquisitions and Disposals

        On November 30, 2015, we completed the acquisition of 80% of the outstanding shares of Apex, a New Zealand company, with a commitment to purchase the remaining 20% ownership within three years of closing. The aggregate purchase price was approximately $20.4 million, and we recorded a liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining 20%. The Apex acquisition will increase our presence in Asia-Pacific outside of China. Apex manufactures high-end valves for the New Zealand market that we believe could be introduced in the China market and other countries in South East Asia. We also believe there could be cost synergies to be realized through our existing sourcing capabilities. Apex's annual revenues for 2015 were approximately $12 million, of which $0.9 million was included in our 2015 Consolidated Financial Statements.

        On December 1, 2014, we completed the acquisition of AERCO, in a share purchase transaction. The aggregate purchase price was $271.5 million and was financed from a borrowing under the Company's Credit Agreement. AERCO is a leading provider of commercial high-efficiency boilers, water heaters and heating solutions in North America. AERCO is based in Blauvelt, New York and its products are distributed for commercial and municipal use primarily in North America. AERCO strengthens our strategic vision to expand into heat source products and strengthens our solutions and system offering capabilities. AERCO's annual revenues for 2014 were approximately $100 million, of which $5.3 million was included in our 2014 Consolidated Financial Statements. Please see Note 6 of

the Notes to Consolidated Financial Statements for additional information regarding operating results of AERCO.

Recent Developments

        On February 11, 2016, we declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock.

        On February 12, 2016, we entered into a new Credit Agreement (the "New Credit Agreement") among the Company, certain of our subsidiaries who become borrowers under the New Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the "Revolving Credit Facility") with a sublimit of up to $100 million in letters of credit. The New Credit Agreement also provides for a $300 million, five-year, term loan facility (the "Term Loan Facility") available to us in a single draw.

        In connection with the execution and delivery of the New Credit Agreement, we borrowed $200 million under the Revolving Credit Facility and $300 million under the Term Loan Facility on February 12, 2016 (the "Closing Date"). We used a portion of the proceeds of the borrowings made on the Closing Date under the New Credit Agreement to prepay all outstanding loans and accrued and unpaid interest thereon under the Company's Credit Agreement, dated as of February 18, 2014 (the "Prior Credit Agreement").

        Upon the repayment of all outstanding loans under the Prior Credit Agreement, the Prior Credit Agreement was terminated. We intend to use $225 million of borrowings under the Revolving Credit Facility to retire all amounts outstanding under our 5.85% senior unsecured notes due April 30, 2016 on their due date. We expect to use future borrowings under the Revolving Credit Facility for acquisitions, working capital and other general corporate purposes.

        On February 16, 2016 we announced that Munish Nanda, President, Americas, has been appointed President, Americas and Europe and Eli Melhem, President, Asia-Pacific, has been appointed President, Asia-Pacific, the Middle East, and Africa. These changes will help drive synergies in sales, product development and operational practices throughout the regions. On February 9, 2016, Mario Sanchez, President, EMEA of the Company, gave notice of his decision to resign from the Company effective April 1, 2016. The Company expects that Mr. Sanchez will assist in the transition of his duties for the duration of his employment with the Company.

        On February 16, 2016, we reached an agreement in principle to settle all claims in the class action cases captioned Ponzo v. Watts Regulator Co. and Klug v. Watts Regulator Co., matters pending in the United States District Courts for the District of Massachusetts and District of Nebraska, respectively. The Ponzo and Klug matters were each brought as putative nationwide class actions seeking to recover damages and other relief based on the alleged failure of water heater connectors and FloodSafe connectors, respectively. The total settlement amount is $14 million, of which Watts is expected to pay approximately $4.1 million as its portion of the settlement, after insurance proceeds. The settlement is subject to the completion of a final written settlement agreement, preliminary court approval, and final court approval after a fairness hearing.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        Net Sales.    Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for the years ended December 31, 2015 and December 31, 2014 were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
						% Change to Consolidated Net Sales
	Net Sales	% Sales	Net Sales	% Sales	Change
	(dollars in millions)
Americas	$978.5	66.7%	$926.8	61.2%	$51.7	3.4%
EMEA	445.5	30.3	546.4	36.1	(100.9)	(6.6)
Asia-Pacific	43.7	3.0	40.5	2.7	3.2	0.2

Total	$1,467.7	100.0%	$1,513.7	100.0%	$(46.0)	(3.0)%

        The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$19.7	$(17.4)	$5.1	$7.4	1.3%	(1.1)%	0.3%	0.5%	2.1%	(3.2)%	12.6%
Foreign exchange	(10.6)	(83.5)	(0.4)	(94.5)	(0.7)	(5.5)	—	(6.2)	(1.1)	(15.3)	(1.0)
Acquired/divested, net	42.6	—	(1.5)	41.1	2.8	—	(0.1)	2.7	4.6	—	(3.7)

Total	$51.7	$(100.9)	$3.2	$(46.0)	3.4%	(6.6)%	0.2%	(3.0)%	5.6%	(18.5)%	7.9%

        Our products are sold to wholesalers, OEMs and DIY chains. The change in organic net sales by channel was attributable to the following:

					Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Total	Wholesale	DIY	OEMs
	(dollars in millions)
Americas	$20.9	$(0.6)	$(0.6)	$19.7	3.3%	(1.0)%	(0.8)%
EMEA	(8.2)	(1.7)	(7.5)	(17.4)	(2.9)	(13.5)	(3.0)
Asia-Pacific	6.0	—	(0.9)	5.1	24.4	—	(75.0)

Total	$18.7	$(2.3)	$(9.0)	$7.4

        Organic net sales in the Americas increased $19.7 million compared to 2014 due to growth in our wholesale markets, particularly relating to commercial boilers, backflow and valve product sales and drainage products. Weather issues in the Northeast, Midwest and South Central U.S. over the first half of 2015 partially offset the sales increases during the year.

        Organic net sales into the EMEA wholesale, DIY and OEM markets decreased as compared to 2014 primarily due to the struggling end-markets in France, Germany and Russia. These decreases were partially offset by increased sales in the Middle East and UK markets and in our electronics business.

        Organic net sales in the Asia-Pacific wholesale market increased as compared to 2014 primarily due to increased sales of residential valve and heating products that were sold into expanded geographic regions within China. Outside China, we also increased sales in Australia during the year.

        The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

        The change in net sales due to acquired/divested relates to the acquisition of AERCO in December of 2014, which contributed $104.2 million in net sales in the first eleven months of 2015 and the acquisition of Apex on November 30, 2015, which contributed $0.9 million in the last month of 2015, offset by the divestiture of our non-core product lines in the Americas and Asia-Pacific that reduced net sales by $64.0 million compared to 2014.

        Gross Profit.    Gross profit and gross profit as a percent of net sales (gross margin) for 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
	(dollars in millions)
Gross profit	$553.1	$541.8
Gross margin	37.7%	35.8%

        Americas' gross margin increased compared to 2014 due primarily to product mix, price realization, and material cost savings. The increase from product mix was largely due to the AERCO acquisition and the positive impact of divested products, while material cost savings improved in part due to lower copper prices. The Americas lead free foundry operated more efficiently than in the prior year. EMEA's gross margin decreased primarily due to lower overhead absorption related to volume declines and unfavorable product mix that more than offset transformation and production efficiencies. Asia-Pacific's gross margin increased primarily due to productivity initiatives and increased third-party sales offset partially by reduced intercompany activity.

        Selling, General and Administrative Expenses.    Selling, general and administrative, or SG&A, expenses increased $84.3 million, or 20.7%, in 2015 compared to 2014. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$76.7	18.9%
Foreign exchange	(23.9)	(5.9)
Acquisition	31.5	7.7

Total	$84.3	20.7%

        The organic increase in SG&A expenses primarily related to the settlement of certain long-term obligations, including pension obligations, of $64.7 million, increased personnel costs of $9.3 million, increased legal costs of $3.5 million, and increased product liability costs of $8.1 million, offset by decreased acquisition related costs of $4.4 million, and reduced commission and freight costs of $3.5 million. The increased personnel costs primarily relate to increased compensation costs of $4.4 million, increased stock-based compensation costs of $2.5 million, partially due to a benefit recognized in the prior year related to our former CEO's forfeiture of unvested equity awards, increased pension costs of $1.7 million and increased other employee related costs of $0.7 million, partially offset by reduced relocation costs of $1.0 million. Incremental legal costs include the impact of a settlement in principle relating to two class action lawsuits regarding legacy products. The net settlement charged to operations amounted to $3.5 million in 2015. Refer to Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more detail. Increased product liability cost in the Americas of $8.1 million was driven by a recent increase in reported claims, a majority of which relate to divested or discontinued products, and a $2.5 million charge related to the resolution of certain legacy claims for undifferentiated products which we have exited. The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2015. Acquired SG&A costs relate to the AERCO and Apex acquisitions. Total SG&A expenses, as a percentage of sales, were 33.5% in 2015 and 26.9% in 2014.

        Restructuring.    In 2015, we recorded a net charge of $21.4 million primarily for the transformation of our Americas and Asia-Pacific businesses, involuntary terminations at Corporate and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $15.2 million in 2014. For a more detailed description of our current restructuring plans, see Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

        Goodwill and Other Long-Lived Asset Impairment Charges.    In 2015, we recorded impairment charges of $130.5 million, primarily relating to a $129.7 million goodwill impairment charge in the EMEA reporting unit and trade name impairment charges of $0.5 million and $0.1 million in the Americas and EMEA, respectively, compared to $14.2 million in 2014. See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding these impairments.

        Operating (Loss) Income.    Operating income (loss) by geographic segment for 2015 and 2014 was as follows:

	Year Ended
				% Change to Consolidated Operating Income
	December 31, 2015	December 31, 2014	Change
	(dollars in millions)
Americas	$109.9	$110.3	$(0.4)	(0.4)%
EMEA	(98.6)	37.5	(136.1)	(129.1)
Asia-Pacific	(0.5)	(6.5)	6.0	5.7
Corporate	(100.9)	(35.9)	(65.0)	(61.7)

Total	$(90.1)	$105.4	$(195.5)	(185.5)%

        The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of Consolidated Operating Income					Change As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$(7.5)	$(4.7)	$(2.9)	$(64.7)	$(79.8)	(7.1)%	(4.5)%	(2.7)%	(61.4)%	(75.7)%	(6.8)%	(12.5)%	44.6%	(180.2)%
Foreign exchange	(2.0)	(7.5)	—	—	(9.5)	(1.9)	(7.1)	—	—	(9.0)	(1.8)	(20.0)	—	—
Acquisition	16.3	—	—	—	16.3	15.4	—	—	—	15.4	14.8	—	—	—
Restructuring impairment charges and other	(7.2)	(123.9)	8.9	(0.3)	(122.5)	(6.8)	(117.5)	8.4	(0.3)	(116.2)	(6.5)	(330.4)	(136.9)	(0.8)

Total	$(0.4)	$(136.1)	$6.0	$(65.0)	$(195.5)	(0.4)%	(129.1)%	5.7%	(61.7)%	(185.5)%	(0.3)%	(362.9)%	(92.3)%	(181.0)%

        The decrease in consolidated operating income was largely due to non-cash goodwill impairment charge recorded in EMEA for $129.7 million, the settlement of certain long-term obligations, including pension obligations, of $64.7 million in Corporate and an increase in restructuring charges. Other factors contributing to the decrease included an increase in SG&A and unfavorable foreign exchange, offset partially by contribution from the AERCO acquisition. The Americas organic operating income decrease was primarily due to increased SG&A expenses related to product liability costs of $8.1 million and transformation-related costs of $7.1 million. EMEA organic operating income decrease was primarily due to volume decline.

        Interest Expense.    Interest expense increased $4.4 million, or 22.1%, in 2015 as compared to 2014 primarily due to the interest on borrowings used to purchase AERCO in December 2014.

        Other (income) expense, net.    Other (income) expense, net, fluctuated $5.5 million to an income balance of $2.4 million in 2015 as compared to 2014, primarily due to net foreign currency transaction gains in 2015 compared to losses in 2014 as a result of the depreciation of the euro, the Chinese yuan and the Canadian dollar against the U.S. dollar and depreciation of the Canadian dollar against the euro in 2015.

        Income Taxes.    Our effective income tax rate changed to (1.7%) in 2015, from 39.5% in 2014. The significant change in the tax rate was due to the impact that non-deductible and other income tax reserve items had on a loss before income taxes reported in 2015 compared to 2014, primarily related to the goodwill impairment charge and the settlement of our pension plan and supplemental employee retirement plan obligations.

        Net (Loss) Income.    Net loss for 2015 was ($112.9) million, or ($3.24) per common share, compared to $50.3 million, or $1.42 per common share, for 2014. Results for 2015 include an after-tax charge of $126.8 million, or $3.63 per common share, for a goodwill and other long-lived asset impairment charges; $44.6 million, or $1.28 per common share, for long-term obligation settlements including pension obligations; $13.9 million, or $0.40 per common share, for restructuring; $9.0 million, or $0.26 per common share, for the EMEA and Americas transformation deployment costs; $3.7 million, or $0.11 per common share, for legal and other settlements; and $0.9 million, or $0.03 per common share, for acquisition related costs.

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

        Organic net sales in the Americas wholesale, DIY and OEM markets increased in 2014 compared to 2013. The increase was driven by growth in all principal products lines, and in particular, growth in our residential and commercial flow product lines.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A expenses, increased $1.3 million, or 0.3%, in 2014 as compared to 2013. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(0.2)	(0.1)%
Foreign exchange	(0.8)	(0.2)
Acquisitions	2.3	0.6

Total	$1.3	0.3%

        The organic decrease in SG&A expenses was primarily due to decreased legal costs of $18.5 million and a decrease in product liability costs of $3.5 million offset by increased non-recurring transformation deployment costs in the Americas and EMEA of $8.1 million, acquisition costs of $4.5 million, increased personnel costs of $2.7 million, increased commission and freight costs of $4.1 million and lower depreciation and amortization of $0.7 million. The primary driver of the decrease in legal cost relates to the agreement to settle all claims in the Trabakoolas et al., v. Watts Water Technologies, Inc., et al., matter. The net settlement charged to operations amounted to $13.6 million in 2013. Refer to Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more detail. The non-recurring Americas and EMEA deployment costs consist primarily of external consulting and IT related costs. The acquisition costs of $4.5 million relate to the AERCO acquisition.

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

Liquidity and Capital Resources

2015 Cash Flows

        In 2015, we generated $109.4 million of cash from operating activities as compared to $135.2 million in 2014. The decrease was primarily due to the $49.2 million settlement of certain long-term obligations, including the pension plan, offset by inventory reduction efforts and stronger accounts receivable collections. We generated approximately $81.8 million of free cash flow (a non-GAAP financial measure, which we reconcile below, defined as net cash provided by continuing operating activities minus capital expenditures plus proceeds from sale of assets), compared to free cash flow of $111.9 million in 2014.

        In 2015, we used $17.3 million of net cash for investing activities, including $20.4 million for the purchase of Apex and $27.7 million of cash for capital equipment, offset by cash proceeds of approximately $33.1 million for the sale of certain assets relating to divested product lines in the Americas. We anticipate investing approximately $35 million to $40 million in capital equipment in 2016 to improve our manufacturing capabilities.

        In 2015, we used $70.9 million of net cash from financing activities including $44.6 million used to repurchase approximately 813,000 shares of Class A common stock and $23.1 million used to pay dividends.

        On February 18, 2014, we entered into a Credit Agreement (the Prior Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Prior Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Prior Credit Agreement, which was terminated on February 12, 2016, provided for a $500 million, five-year, senior unsecured revolving credit facility which could have been increased by an additional $500 million under certain circumstances and subject to the terms of the Prior Credit Agreement. The Prior Credit Agreement had a sublimit of up to $100 million in letters of credit.

        Borrowings outstanding under the Prior Credit Agreement bore interest at a fluctuating rate per annum equal to an applicable percentage equal to (1) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio, or (2) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to our consolidated leverage ratio. In addition to paying interest under the Prior Credit Agreement, we were also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. Under the Prior Credit Agreement, we were required to satisfy and maintain specified financial ratios and other financial condition tests.

        As of December 31, 2015, we were in compliance with all covenants related to the Prior Credit Agreement and had $200.2 million of unused and available credit under the Prior Credit Agreement and $24.8 million of stand-by letters of credit outstanding on the Prior Credit Agreement. We had $275 million of borrowings outstanding under the Prior Credit Agreement at December 31, 2015.

        On February 12, 2016 we terminated the Prior Credit Agreement and entered into a new Credit Agreement (the New Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility with a sublimit of up to $100 million in letters of credit. The New Credit Agreement also provides for a $300 million, five-year, term loan facility available to us in a single draw.

        Borrowings outstanding under the Revolving Credit Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio plus, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company's consolidated leverage ratio.

        Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company's consolidated leverage ratio. The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, and 10% in the fourth and fifth years. Payments when due are made ratably each year in quarterly installments. In addition to paying interest under the New Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees.

        The New Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. We may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

        In connection with the execution and delivery of the New Credit Agreement, we borrowed $200 million under the Revolving Credit Facility and $300 million under the Term Loan Facility on February 12, 2016 (the "Closing Date"). We used a portion of the proceeds of the borrowings made on the Closing Date under the New Credit Agreement to prepay all outstanding loans and accrued and unpaid interest thereon under the Prior Credit Agreement. We intend to use borrowings made under the Revolving Credit Facility to retire all amounts outstanding under our 5.85% senior unsecured notes due April 30, 2016 on their due date. As a result, the $225 million senior unsecured note was classified as a non-current liability on the consolidated balance sheet as of December 31, 2015. We also expect to use future borrowings under the Revolving Credit Facility for acquisitions, working capital and other general corporate purposes.

        Our Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 we received an Internal Revenue Service's favorable determination letter with respect to the termination of the Pension Plan. The SERP was terminated effective May 15, 2014. In September 2015, we settled both our Pension Plan and SERP benefit obligations. We settled all liabilities under the SERP in accordance with Section 409A of the Internal Revenue Code by paying lump sums to all plan participants. We transferred the Pension Plan assets and benefit obligations to an annuity provider and distributed lump sum payments to participants based on their elections. We made cash contributions of $43.2 million to fully fund the settlement actions. The cumulative actuarial losses of $59.7 million that were previously recorded in accumulated other comprehensive income were recognized in selling, general and administrative expenses for the quarter ended September 27, 2015. The associated deferred tax asset of $23.0 million that was previously recorded in accumulated other comprehensive income and netted within long-term deferred tax liabilities was reversed when the charge was recognized.

        As of December 31, 2015, we held $296.2 million in cash and cash equivalents. Our ability to fund operations from cash and cash equivalents could be limited by market liquidity as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $243.6 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We do anticipate some incremental expenditures in 2016 including costs related to the Americas and EMEA restructuring and transformation programs. We may have to borrow to fund some or all of this expected cash outlay, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our New Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%. However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

Covenant compliance

        Under the Prior Credit Agreement, we were required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2015. The financial ratios included a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Prior Credit Agreement. Our Prior Credit Agreement defined Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We were also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Prior Credit Agreement, included all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding, less cash on the balance sheet that exceeded $50 million.

        As of December 31, 2015, our actual financial ratios calculated in accordance with our Prior Credit Agreement compared to the required levels under the Prior Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level

Interest Charge Coverage Ratio	8.69 to 1.00	3.50 to 1.00
Maximum level

Leverage Ratio	1.59 to 1.00	3.25 to 1.00

        As of December 31, 2015, we were in compliance with all covenants related to the Prior Credit Agreement and had $200.2 million of unused and available credit under the Prior Credit Agreement and $24.8 million of stand-by letters of credit outstanding on the Prior Credit Agreement. The Company had $275 million of borrowings outstanding under the Prior Credit Agreement at December 31, 2015. The New Credit Agreement retains the same covenants and covenant calculations as the Prior Credit Agreement.

        We have several senior note agreements as further detailed in Note 11 of Notes to Consolidated Financial Statements. These senior note agreements require us to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges. Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.

        As of December 31, 2015, our actual fixed charge coverage ratio calculated in accordance with our senior note agreements compared to the required ratio therein was as follows:

	Actual Ratio	Required Level
Minimum level

Fixed Charge Coverage Ratio	4.63 to 1.00	2.00 to 1.00

        In addition to financial ratios, the Prior Credit Agreement and senior note agreements contain affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreements.

        Working capital (defined as current assets less current liabilities) as of December 31, 2015 was $514.0 million compared to $528.6 million as of December 31, 2014. The ratio of current assets to current liabilities was 2.7 to 1 as of December 31, 2015 compared to 2.5 to 1 as of December 31, 2014.

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

        In 2014, we generated $220.8 million of net cash from financing activities. Cash provided by financing activities was primarily due to the $275.0 million borrowings under our Prior Credit Agreement to fund the AERCO acquisition and by proceeds of $11.8 million from option exercises under the employee stock plans, offset by payments to repurchase approximately 670,000 shares of Class A common stock at a cost of $39.6 million and payment of dividends of $20.5 million.

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

        A reconciliation of net cash provided by continuing operations to free cash flow, adjusted free cash flow and calculation of our cash conversion rate is provided below:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by continuing operations	$109.4	$135.2	$118.3
Less: additions to property, plant, and equipment	(27.7)	(23.7)	(27.7)
Plus: proceeds from the sale of property, plant, and equipment	0.1	0.4	1.5

Free cash flow	$81.8	$111.9	$92.1

Net (loss) income—as reported	$(112.9)	$50.3	$60.9

Cash conversion rate of free cash flow to net (loss) income	NM	222.5%	151.2%

Free cash flow	$81.8	$111.9	$92.1
Plus: payments made on long-term obligations	49.2	—	—

Free cash flow—as adjusted	$131.0	$111.9	$92.1

        Our net debt to capitalization ratio, a non-GAAP financial measure used by management, increased to 28.5% for 2015 from 23.4% for 2014. The increase in net debt to capitalization ratio is due to the increase in net debt primarily driven by a reduction in cash and cash equivalents at December 31, 2015 and the decrease in stockholders' equity, primarily a result of the goodwill impairment charge recorded in 2015 and the impact of foreign currency translation. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

        A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2015	2014
	(in millions)
Current portion of long-term debt	1.1	$1.9
Plus: long-term debt, net of current portion	576.2	577.8
Less: cash and cash equivalents	(296.2)	(301.1)

Net debt	$281.1	$278.6

        A reconciliation of capitalization is provided below:

	December 31,
	2015	2014
	(in millions)
Net debt	$281.1	$278.6
Total stockholders' equity	704.9	912.4

Capitalization	$986.0	$1,191.0

Net debt to capitalization ratio	28.5%	23.4%

Contractual Obligations

        Our contractual obligations as of December 31, 2015 are presented in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Long-term debt obligations, including current maturities(a)(c)	$577.3	$226.1	$46.2	$135.0	$170.0
Operating lease obligations	28.1	8.8	9.7	4.7	4.9
Capital lease obligations(a)	5.5	1.1	2.2	2.0	0.2
Pension contributions	7.3	0.3	0.7	0.9	5.4
Interest	38.8	13.7	18.8	6.3	—
Redeemable financial instrument(a)	5.7	—	5.7	—	—
Other(b)	28.6	28.1	0.2	0.1	0.2

Total	$691.3	$278.1	$83.5	$149.0	$180.7

(a)
as recognized in the consolidated balance sheet

(b)
the majority relates to commodity and capital commitments at December 31, 2015

(c)
the retirement of the $225 million senior unsecured note is reflected in 'Less than 1 year'. Payments due by year are reflective of the New Credit Facility entered into on February 12, 2016.

        We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $24.8 million as of December 31, 2015 and December 31, 2014. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

        The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in our accounting policies or significant changes in our accounting estimates during 2015.

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

Inventory valuation

        Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to three years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower-than- expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

        In certain countries, additional inventory reserves are maintained for potential shrinkage experienced in the manufacturing process. The reserve is established based on the prior year's inventory losses adjusted for any change in the gross inventory balance.

Goodwill and other intangibles

        We have made numerous acquisitions over the years and have recognized a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows, and when appropriate, guideline public company and guideline transaction market approaches.

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

        We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required. In 2015 we had eight reporting units in continuing operations. One of these reporting units, Water Quality, had no goodwill. The Company performed a qualitative analysis for the Blücher, Dormont, US Drains, and AERCO reporting units. As a result of our qualitative analyses, we determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. With the acquisition of Apex in November 2015, the goodwill determined as part of the purchase price allocation has been recorded in the Asia-Pacific reporting unit. No additional testing is required on this balance for 2015.

        The second analysis for goodwill impairment involves a quantitative two-step process. In 2015, we performed a quantitative impairment analysis for the EMEA and ResCom reporting units. We performed a quantitative analysis for ResCom as part of the exit of undifferentiated products and the sale of certain assets related to the Company's fittings, brass and tubular and vinyl tubing product lines to Sioux Chief Mfg. Co., Inc. in the third quarter of fiscal 2015. In the fourth quarter of 2015, we performed a quantitative analysis for the EMEA reporting unit in connection with the annual strategic plan and due to the underperformance to budget, primarily caused by the challenging European economic environment in 2015.Prior to performing the goodwill impairment test, we evaluate the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets, when events or business conditions warrant it. Due to the operating results not meeting budgeted results in the EMEA reporting unit, we performed the impairment test on long-lived assets prior to performing the goodwill impairment test.

        The evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the long-lived assets, we would recognize an impairment loss if the carrying amount of the asset group exceeds its fair value. Our cash flow estimates are based upon future projected cash flows and, if appropriate, include assumed proceeds upon sale of the asset group at the end of the cash flow period. We believe that our procedures for estimating gross future cash flows, including the estimated sales proceeds, are reasonable and consistent with current market conditions as of the date of the annual impairment analysis for the EMEA reporting unit. Based on the evaluation performed, no long-lived asset impairment loss was recorded in 2015.

        As of our October 25, 2015 testing date, we had approximately $611.6 million of goodwill on our balance sheet. The results of the 2015 reporting units' quantitative impairment analyses are summarized in the table below:

	Goodwill balance	Carrying value of equity of reporting unit	Estimated fair value (implied value of equity)
	(in millions)
Reporting unit
EMEA	€162.4	€373.2	€324.0
ResCom	$120.2	$404.5	$1,000.0

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

        Inherent in our development of the fair value of the reporting unit are the assumptions and estimates used in the income, and when appropriate, market approaches. The discounted cash flow method (income approach) calculates the present value of future cash flows projections based on assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, the appropriate revenue and EBITDA multiples and discount rates. We also make certain assumptions about future economic conditions and other market data. We develop our assumptions based on our historical results including sales growth, operating profits, working capital levels and tax rates. The market approaches calculate estimated fair values based on valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to our Company (guideline public company method) and based on valuation multiples derived from actual transactions for comparable public and private companies (guideline transaction method), when appropriate.

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

        The expected cash flows are discounted to present value using a weighted average cost of capital ("WACC"). The key assumptions used to determine the appropriate WACC rates utilized in the income approach for the EMEA and ResCom reporting units were as follows:

  •
  A risk free rate based on the 20-year AAA-Rated Euro Area Central Government Bond (EMEA) and the risk free rate based on the 20-year U.S. Treasury Bonds (ResCom) as of the assessment dates.

  •
  A market risk premium that is determined, in part, through published historical studies adjusted for the business risk index for the reporting unit. The business risk index is derived from comparable companies and measures the estimated stock price volatility.

  •
  Comparable company and market interest rate information used to the determine the cost of debt and the appropriate long-term capital structure in order to weight the cost of debt and the cost of equity into an overall WACC.

  •
  A small stock premium based on the size of the reporting unit.

        Depending on the reporting unit, the underlying analyses supporting our fair value assessment are related to our comparable companies' historical and projected results, current transaction values and our outlook of our business' long-term performance, which included key assumptions as to the appropriate revenue and EBITDA multiples, discount rate and long-term growth rate. In connection with our 2015 impairment tests, we utilized discount rates ranging from 10-11% depending on the reporting unit, growth rates beyond our planning periods ranging from 0.7% to 4% and a long-term terminal growth rate of 2-3%. Future increases in discount rates due to changing interest rates or a declining economic environment and different market multiples could impact our assumptions and the value of our reporting units, and goodwill may be at risk for impairment in the future.

        Our impairment testing indicated that the fair value of the ResCom reporting unit exceeded its carrying value, thereby resulting in no impairment. We estimated the fair value of the ResCom reporting unit using both the present value of expected future cash flows (income approach) as well as a guideline public company approach (market approach).

        Our impairment testing indicated that the carrying value of the EMEA reporting unit exceeded its fair value. We estimated the fair value of the EMEA reporting unit using both the present value of expected future cash flows (income approach) as well as a guideline public company approach (market approach). The income approach for the EMEA reporting unit included the impact of recent underperformance due to the continued challenging macroeconomic environment and our lowered expectations for the reporting unit going forward.

        In the second step of the impairment test, the carrying value of the goodwill exceeded the implied fair value of goodwill, resulting in the pre-tax impairment charge of $129.7 million in the EMEA reporting unit being recorded in the fourth quarter of 2015. The remaining goodwill balance as of December 31, 2015 is $46.4 million.

        During the fourth quarter of 2014, and 2013 we recognized a pre-tax non-cash goodwill impairment charge of $12.9 million and $0.3 million, respectively. The charge in 2014 related to the Asia-Pacific reporting unit and 2013 related to our BRAE reporting unit within our Americas segment. As of December 31, 2014, the goodwill for the Asia-Pacific reporting unit was fully impaired and as of December 31, 2013, the goodwill for BRAE had been fully impaired.

        Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. During 2015, 2014 and 2013, we recognized non-cash pre-tax charges of approximately $0.6 million, $1.3 million and $0.7 million, respectively, as an impairment of certain of our indefinite-lived intangible assets. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2015 impairment assessment, which occurred as of October 25, 2015, we performed quantitative assessments for all indefinite-lived intangible assets. The methodology we employed was the relief from royalty method, a subset of the income approach.

Product liability and workers' compensation costs

        Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims and for workers' compensation costs associated with workplace accidents. We are subject to a variety of potential liabilities in connection with product liability cases and we maintain a high self-insured retention limit within our product liability and general liability coverage, which we believe to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations which incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party administrators. The product liability accrual is established after considering any applicable insurance coverage. Changes in the nature of product liability claims, legal costs, or the actual settlement amounts could affect the adequacy of the estimates and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported.

        Workers' compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on various state statutes and reserve requirements. We have developed our own trend factors based on our specific claims experience, discounted based on risk-free interest rates. We employ third-party actuarial valuations to help us estimate our workers' compensation accrual. In other countries where workers' compensation costs are applicable, we maintain insurance coverage with limited deductible payments. Because the liability is an estimate, the ultimate liability may be more or less than reported and is subject to changes in discount rates.

        We determine the trend factors for product liability and workers' compensation liabilities based on consultation with outside actuaries.

        We maintain excess liability insurance to minimize our risks related to claims in excess of our primary insurance policies. Any material change in the aforementioned factors could have an adverse impact on our operating results.

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

        On April 28, 2014, our Board of Directors voted to terminate the Pension Plan and Supplemental Employees Retirement Plan (SERP). These terminations follow amendments to the Pension Plan and SERP to cease (or "freeze") benefit accruals for eligible employees under those plans effective December 31, 2011. The Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 we received the Internal Revenue Service's favorable determination letter with respect to the termination of the Pension Plan. The SERP was terminated effective May 15, 2014. In September 2015, we settled our Pension Plan and SERP benefit obligations, which included the following actions:

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

        The cumulative actuarial losses of $59.7 million that were previously recorded in accumulated other comprehensive income were recognized in selling, general and administrative expenses for the quarter ended September 27, 2015. The associated deferred tax asset of $23.0 million that was previously recorded in accumulated other comprehensive income and netted within long-term deferred tax liabilities was reversed in the quarter ended September 27, 2015. Refer to Note 14 of the Notes to Consolidated Financial Statements Item for further details.

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

New Accounting Standards

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and all interim periods thereafter. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In September 2015, the FASB issued ASU 2015-16, "Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments". ASU 2015-16 eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective in the first quarter of 2016 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In July 2015, the FASB issued ASU 2015-11, "Inventory: Simplifying the Measurement of Inventory". This new standard changes inventory measurement from lower of cost or market to lower of cost and net realizable value. The standard eliminates the requirement to consider replacement cost or net realizable value less a normal profit margin when measuring inventory. ASU 2015-11 is effective in the first quarter of 2017 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs". Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The ASU may be applied prospectively or retrospectively to all prior periods presented. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 16 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

        Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

        Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties. At December 31, 2015 we did not have any open forward exchange contracts.

        We have historically had a low exposure on the cost of our debt to changes in interest rates. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

        Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

        We have audited Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Watts Water Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Watts Water Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
February 29, 2016

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers and Directors" and is incorporated herein by reference. The information provided under the captions "Information as to Nominees for Director," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 18, 2016 is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION.

        The information provided under the captions "Director Compensation," "Corporate Governance," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 18, 2016 is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal Stockholders" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 18, 2016 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2015, about the shares of Class A common stock that may be issued upon the exercise of stock options issued under the Company's Second Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Second Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	691,125	(1)	$32.67	2,430,886	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	691,125	(1)	$32.67	2,430,886	(2)

(1)
Represents 362,794 outstanding options, 201,284 performance share awards and 25,972 deferred shares under the Second Amended and Restated 2004 Stock Incentive Plan, and 101,075 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)
Includes 1,559,167 shares available for future issuance under the Second Amended and Restated 2004 Stock Incentive Plan, and 871,719 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information provided under the captions "Corporate Governance" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 18, 2016 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information provided under the caption "Ratification of Independent Registered Public Accounting Firm" in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 18, 2016 is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  Financial Statements

        The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2)  Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013	107

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

WATTS WATER TECHNOLOGIES, INC.
By:	/s/ ROBERT J. PAGANO, JR. Robert J. Pagano, Jr. Chief Executive Officer and President

DATED: February 29, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR. Robert J. Pagano, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2016
/s/ TODD A. TRAPP Todd A. Trapp	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
/s/ VIRGINIA A. HALLORAN Virginia A. Halloran	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
/s/ ROBERT L. AYERS Robert L. Ayers	Director	February 24, 2016
/s/ BERNARD BAERT Bernard Baert	Director	February 19, 2016
/s/ RICHARD J. CATHCART Richard J. Cathcart	Director	February 22, 2016
/s/ CHRISTOPHER L. CONWAY Christopher L. Conway	Director	February 19, 2016

Signature	Title	Date

/s/ W. CRAIG KISSEL W. Craig Kissel	Chairman of the Board	February 24, 2016
/s/ JOHN K. MCGILLICUDDY John K. McGillicuddy	Director	February 19, 2016
/s/ JOSEPH T. NOONAN Joseph T. Noonan	Director	February 22, 2016
/s/ MERILEE RAINES Merilee Raines	Director	February 19, 2016
/s/ JOSEPH W. REITMEIER Joseph W. Reitmeier	Director	February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Watts Water Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Watts Water Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Watts Water Technologies, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
February 29, 2016

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2015	2014	2013
Net sales	$1,467.7	$1,513.7	$1,473.5
Cost of goods sold	914.6	971.9	947.0

GROSS PROFIT	553.1	541.8	526.5
Selling, general and administrative expenses	491.3	407.0	405.1
Restructuring and other charges, net	21.4	15.2	8.7
Goodwill and other long-lived asset impairment charges	130.5	14.2	1.2

OPERATING (LOSS) INCOME	(90.1)	105.4	111.5

Other (income) expense:
Interest income	(1.0)	(0.7)	(0.6)
Interest expense	24.3	19.9	21.5
Other (income) expense, net	(2.4)	3.1	2.8

Total other expense	20.9	22.3	23.7

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(111.0)	83.1	87.8
Provision for income taxes	1.9	32.8	26.9

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(112.9)	50.3	60.9
Loss from discontinued operations, net of taxes	—	—	(2.3)

NET (LOSS) INCOME	$(112.9)	$50.3	$58.6

Basic EPS
(Loss) Income per share:
Continuing operations	$(3.24)	$1.42	$1.72
Discontinued operations	—	—	(0.06)

NET (LOSS) INCOME	$(3.24)	$1.42	$1.65

Weighted average number of shares	34.9	35.3	35.5

Diluted EPS
Income (loss) per share:
Continuing operations	$(3.24)	$1.42	$1.71
Discontinued operations	—	—	(0.07)

NET (LOSS) INCOME	$(3.24)	$1.42	$1.65

Weighted average number of shares	34.9	35.4	35.6

Dividends declared per share	$0.66	$0.58	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in millions)

	Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(112.9)	$50.3	$58.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(75.2)	(90.8)	23.5
Defined benefit pension plans, net of tax:
Actuarial loss, net of tax benefits of $0.7, $6.9, and $0.8 in 2015, 2014 and 2013, respectively	(1.2)	(11.0)	(1.3)
Settlement, net of tax of $23.0	36.7	—	—
Amortization of net losses included in net periodic pension cost, net of tax expense of $0.4, $0.5, and $0.4 in 2015, 2014 and 2013, respectively	0.6	0.7	0.6

Defined benefit pension plans, net of tax	36.1	(10.3)	(0.7)

Other comprehensive (loss) income	(39.1)	(101.1)	22.8

Comprehensive (loss) income	$(152.0)	$(50.8)	$81.4

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296.2	$301.1
Trade accounts receivable, less allowance for doubtful accounts of $10.1 in 2015 and $10.6 in 2014	186.4	207.8
Inventories, net	240.0	291.6
Prepaid expenses and other assets	46.1	27.4
Deferred income taxes	38.4	45.3
Assets held for sale	1.9	1.1

Total Current Assets	809.0	874.3
PROPERTY, PLANT AND EQUIPMENT, NET	184.4	203.3
OTHER ASSETS:
Goodwill	489.0	639.0
Intangible assets, net	192.8	210.1
Deferred income taxes	3.7	4.7
Other, net	13.9	16.6

TOTAL ASSETS	$1,692.8	$1,948.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$101.7	$120.8
Accrued expenses and other liabilities	145.7	138.8
Accrued pension plan settlements	—	40.0
Accrued compensation and benefits	46.5	44.2
Current portion of long-term debt	1.1	1.9

Total Current Liabilities	295.0	345.7
LONG-TERM DEBT, NET OF CURRENT PORTION	576.2	577.8
DEFERRED INCOME TAXES	71.8	77.4
OTHER NONCURRENT LIABILITIES	44.9	34.7
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 28,049,908 shares in 2015 and 28,552,065 shares in 2014	2.8	2.9
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,379,290 shares in 2015 and 6,479,290 shares in 2014	0.6	0.6
Additional paid-in capital	512.0	497.4
Retained earnings	317.7	500.6
Accumulated other comprehensive (loss)	(128.2)	(89.1)

Total Stockholders' Equity	704.9	912.4

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,692.8	$1,948.0

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Amounts in millions, except share information)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive (Loss) Income
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	28,673,639	$2.9	6,588,680	$0.6	$448.7	$498.1	$(10.8)	$939.5
Net income						58.6		58.6
Other comprehensive income							22.8	22.8

Comprehensive income								81.4
Shares of Class B common stock converted to Class A common stock	99,390	—	(99,390)	—
Shares of Class A common stock issued upon the exercise of stock options	361,094	—			11.9			11.9
Stock-based compensation					9.6			9.6
Stock repurchase	(453,880)	—				(23.0)		(23.0)
Issuance of shares of restricted Class A common stock	75,592	—				(1.6)		(1.6)
Net change in restricted stock units	68,944	—			3.3	(1.3)		2.0
Common stock dividends						(17.7)		(17.7)

Balance at December 31, 2013	28,824,779	$2.9	6,489,290	$0.6	$473.5	$513.1	$12.0	$1,002.1
Net income						50.3		50.3
Other comprehensive loss							(101.1)	(101.1)

Comprehensive loss								(50.8)
Shares of Class B common stock converted to Class A common stock	10,000	—	(10,000)	—
Shares of Class A common stock issued upon the exercise of stock options	338,841	—			11.8			11.8
Stock-based compensation					8.6			8.6
Stock repurchase	(669,681)	—				(39.6)		(39.6)
Issuance of net shares of restricted Class A common stock	12,655	—				(1.6)		(1.6)
Net change in restricted stock units	35,471	—			3.5	(1.1)		2.4
Common stock dividends						(20.5)		(20.5)

Balance at December 31, 2014	28,552,065	$2.9	6,479,290	$0.6	$497.4	$500.6	$(89.1)	$912.4
Net loss						(112.9)		(112.9)
Other comprehensive loss							(39.1)	(39.1)

Comprehensive loss								(152.0)
Shares of Class B common stock converted to Class A common stock	100,000	—	(100,000)	—
Shares of Class A common stock issued upon the exercise of stock options	66,749	—			2.5			2.5
Stock-based compensation					10.9			10.9
Stock repurchase	(812,540)	(0.1)				(44.6)		(44.7)
Issuance of net shares of restricted Class A common stock	123,000	—				(1.6)		(1.6)
Net change in restricted stock units	20,634	—			1.2	(0.7)		0.5
Common stock dividends						(23.1)		(23.1)

Balance at December 31, 2015	28,049,908	$2.8	6,379,290	$0.6	$512.0	$317.7	$(128.2)	704.9

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(112.9)	$50.3	$58.6
Loss from discontinued operations, net of taxes	—	—	(2.3)

Net (loss) income from continuing operations	(112.9)	50.3	60.9
Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operating activities:
Depreciation	31.6	32.9	34.2
Amortization of intangibles	20.9	15.2	14.7
Loss on disposal, impairment of goodwill, property, plant and equipment and other	132.4	15.3	1.5
Stock-based compensation	10.9	8.6	9.6
Deferred income taxes	(20.5)	(2.7)	(6.8)
Defined benefit plans settlement	59.7	—	—
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	13.0	9.6	(3.5)
Inventories	21.2	21.4	(17.3)
Prepaid expenses and other assets	(17.8)	10.9	(14.5)
Accounts payable, accrued expenses and other liabilities	(29.1)	(26.3)	39.5

Net cash provided by continuing operations	109.4	135.2	118.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	(27.7)	(23.7)	(27.7)
Proceeds from the sale of property, plant and equipment	0.1	0.4	1.5
Proceeds from sale of asset held for sale	30.7	—	—
Proceeds from sale of securities	—	—	2.1
Business acquisitions, net of cash acquired	(20.4)	(272.2)	—

Net cash used in investing activities	(17.3)	(295.5)	(24.1)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	275.0	—
Payments of long-term debt	(2.0)	(2.3)	(77.2)
Payment of capital leases and other	(4.0)	(3.6)	(4.8)
Proceeds from share transactions under employee stock plans	2.5	11.8	11.9
Tax benefit of stock awards exercised	0.3	2.0	1.3
Payments to repurchase common stock	(44.6)	(39.6)	(23.0)
Debt issuance costs	—	(2.0)	—
Dividends	(23.1)	(20.5)	(17.7)

Net cash (used in) provided by financing activities	(70.9)	220.8	(109.5)

Effect of exchange rate changes on cash and cash equivalents	(26.1)	(27.3)	4.1
Net cash used in operating activities of discontinued operations	—	—	(0.1)
Net cash provided by investing activities of discontinued operations	—	—	7.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4.9)	33.2	(3.4)

Cash and cash equivalents at beginning of year	301.1	267.9	271.3

CASH AND CASH EQUIVALENTS AT END OF YEAR	$296.2	$301.1	$267.9

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$29.8	$333.0	$—
Cash paid, net of cash acquired	20.4	272.2	—

Liabilities assumed	$9.4	$60.8	$—

Acquisitions of fixed assets under financing agreement	$0.2	$—	$3.7

Issuance of stock under management stock purchase plan	$0.3	$0.4	$0.7

CASH PAID FOR:
Interest	$23.1	$18.3	$21.5

Taxes	$24.5	$30.5	$32.7

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

        Watts Water Technologies, Inc. (the Company), through its subsidiaries, designs, manufactures and sells products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the residential and commercial markets, predominantly in the Americas and Europe, Middle East and Africa (EMEA) and Asia-Pacific.

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

Concentration of Credit

        The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2015, 2014, and 2013, no customer accounted for 10% or more of the Company's total sales.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        The changes in the carrying amount of goodwill by geographic segment are as follows:

	Year Ended December 31, 2015
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2015	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2015	Balance January 1, 2015	Impairment Loss During the Period	Balance December 31, 2015	December 31, 2015
	(in millions)
Americas	$398.0	—	(6.8)	391.2	$(24.5)	—	(24.5)	366.7
EMEA	265.5	—	(26.9)	238.6	—	(129.7)	(129.7)	108.9
Asia-Pacific	12.9	12.9	0.5	26.3	(12.9)	—	(12.9)	13.4

Total	$676.4	12.9	(33.2)	656.1	$(37.4)	(129.7)	(167.1)	489.0

	Year Ended December 31, 2014
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2014	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2014	Balance January 1, 2014	Impairment Loss During the Period	Balance December 31, 2014	December 31, 2014
	(in millions)
Americas	$224.7	$174.3	$(1.0)	$398.0	$(24.5)	$—	$(24.5)	$373.5
EMEA	301.3	—	(35.8)	265.5	—	—	—	265.5
Asia-Pacific	13.3	—	(0.4)	12.9	—	(12.9)	(12.9)	—

Total	$539.3	$174.3	$(37.2)	$676.4	$(24.5)	$(12.9)	$(37.4)	$639.0

        On November 30, 2015, the Company completed the acquisition of 80% of the outstanding shares of Apex Valves Limited ("Apex"), a New Zealand company, with a commitment to purchase the remaining 20% ownership within three years of closing. The aggregate purchase price was approximately $20.4 million and the Company recorded a liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining 20%. The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $12.9 million in goodwill and $10.1 million in intangible assets.

        On December 1, 2014, the Company completed the acquisition of AERCO International, Inc. ("AERCO"), in a share purchase transaction. The aggregate purchase price recorded, including an estimated working capital adjustment, was approximately $272.2 million and was subject to a final post-closing working capital adjustment. The Company accounted for the transaction as a business combination and the acquisition was financed from a borrowing under the Company's Credit Agreement. The Company completed a purchase price allocation that resulted in the recognition of $174.3 million in goodwill and $102.4 million in intangible assets as of December 31, 2014. In 2015, the working capital adjustment was finalized resulting in a total purchase price of $271.5 million and the recognition of $173.3 million in goodwill.

        During the second quarter of 2015, $4.1 million of goodwill in the Americas segment was reclassified to assets held for sale and included in the net assets sold during the third quarter of 2015. This reduction to goodwill was included in the "Foreign Currency Translation and Other" category in the table above. Refer to Note 5 Sale of Business, for further discussion.

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

        In the fourth quarter of 2015, the Company performed a quantitative impairment analysis for the EMEA reporting unit in connection with the annual strategic plan and due to the underperformance to budget, primarily caused by the continued challenging European macroeconomic environment. The Company estimated the fair value of the reporting unit using a weighted calculation of the income approach and the market approach. The income approach calculated the present value of expected future cash flows and included the impact of recent underperformance of the reporting unit due to the continued challenging macroeconomic environment in Europe and our lowered expectations for the reporting unit going forward included in the strategic plan. The guideline public company method (market approach) calculated estimated fair values based on valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to our Company. In the second step of the impairment test, the carrying value of the goodwill exceeded the implied fair value of goodwill, resulting in a pre-tax impairment charge of $129.7 million. There was a tax benefit associated with the impairment of $3.4 million, resulting in a net impairment charge of $126.3 million.

        As of the end of the fourth quarter of 2014, management determined that it was "more likely than not" that a significant portion of the Asia-Pacific reporting unit's third-party and intersegment net sales were expected to decline as a result of the initial phase of the Americas and Asia-Pacific transformation and restructuring program. Based on this factor, the Company performed a quantitative impairment analysis for the Asia-Pacific reporting unit. The Company completed a fair value assessment of the net assets of the reporting unit and recorded an impairment of $12.9 million in the fourth quarter of 2014. The Company estimated the fair value of the reporting unit using the present value of expected future cash flows that reflect the impact of certain product line rationalization efforts associated with the initial phase of the Americas and Asia-Pacific transformation and restructuring program, including the sale of certain assets. In the second step of the impairment test, the carrying value of the goodwill exceeded the implied fair value of goodwill, resulting in a full impairment. There was no tax benefit associated with the impairment and the $12.9 million charge eliminated all goodwill on the Asia-Pacific reporting unit.

        Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is "more likely than not" that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. For the 2015, 2014 and 2013 impairment assessments, the Company performed quantitative assessments for all indefinite-lived intangible assets. The methodology employed was the relief from royalty method, a subset of the income approach. Based on the results of the assessment, the Company recognized non-cash pre-tax impairment charges in 2015, 2014 and 2013 of approximately $0.6 million, $1.3 million and $0.7 million, respectively. The impairment charge of $0.6 million consists of a $0.5 million impairment charge for a trade name in the Americas segment and a $0.1 million impairment charge for a trade name in the EMEA segment. The impairment charge of $1.3 million in 2014 consists of a $0.5 million impairment charge for a trade name in the Americas segment and a $0.8 million impairment charge for a trade name in the EMEA segment. The gross carrying amount in the table below reflects the impairment charges.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long- lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows.

        Intangible assets include the following:

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.1	$(14.1)	$2.0	$16.2	$(13.3)	$2.9
Customer relationships	212.5	(102.1)	110.4	206.7	(87.5)	119.2
Technology	41.3	(16.1)	25.2	42.1	(12.9)	29.2
Trade names	21.9	(6.4)	15.5	20.6	(4.2)	16.4
Other	9.4	(5.9)	3.5	9.5	(5.7)	3.8

Total amortizable intangibles	301.2	(144.6)	156.6	295.1	(123.6)	171.5
Indefinite-lived intangible assets	36.2	—	36.2	38.6	—	38.6

Total	$337.4	$(144.6)	$192.8	$333.7	$(123.6)	$210.1

        The Company acquired $10.1 million in intangible assets as part of the APEX acquisition, consisting primarily of customer relationships valued at $8.4 million and the trade name of $1.7 million. The weighted-average amortization period in total and by asset category of customer relationships and the trade name is 13 years, 10 years and 15 years, respectively.

        Aggregate amortization expense for amortized intangible assets for 2015, 2014 and 2013 was $20.9 million, $15.2 million and $14.7 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $20.1 million for 2016, $19.5 million for 2017, $16.2 million for 2018, $12.5 million for 2019, and $12.2 million for 2020. Amortization expense is provided on a straight- line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.9 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 4.0 years, 11.5 years, 9.6 years, 14.5 years and 32.5 years, respectively. Indefinite-lived intangible assets primarily include trade names and trademarks.

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

        The Company recognizes tax benefits when the item in question meets the more-likely-than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold. During 2015, unrecognized tax benefits of the Company increased by a net amount of $2.4 million. Unrecognized tax benefits increased by approximately $3.6 million which was mainly related to European tax positions. Unrecognized tax benefits decreased by $1.2 million, whereby approximately $0.8 million was primarily related to a settlement from the completion of a European audit.

        As of December 31, 2015, the Company had gross unrecognized tax benefits of approximately $4.2 million, approximately $1.8 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items and allowable correlative adjustments that are available for certain jurisdictions.

        A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

(in millions)
Balance at January 1, 2015	$1.8
Increases related to prior year tax positions	0.7
Increases related to current year tax positions	2.9
Decreases related to statute expirations	(0.3)
Settlements	(0.8)
Currency movement	(0.1)

Balance at December 31, 2015	$4.2

        The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2015 may decrease by approximately $0.7 million in the next twelve months, as a result of settlements with tax authorities.

        The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company's major jurisdictions are the U.S.,

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

France, Germany, Canada, and the Netherlands. The statute of limitations in the U.S. is subject to tax examination for 2012 and later; France, Germany, Canada and the Netherlands are subject to tax examination for 2011-2013 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state and local, or international jurisdictions for tax years before 2011.

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

        At December 31, 2015, the Company had one stock-based compensation plan with total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $21.1 million and a total weighted average remaining term of 1.6 years. For 2015, 2014 and 2013, the Company recognized compensation costs related to stock-based programs of approximately $10.9 million, $8.6 million and $9.6 million, respectively. In 2014, the Company began recognizing certain stock compensation costs in cost of goods sold based on the allocation of costs to its three operating segments. For 2015 and 2014 stock compensation expense, $0.4 million and $0.6 million, respectively, was recorded in cost of goods sold and $10.5 million and $8.0 million, respectively, was recorded in selling, general and administrative expenses. In 2013, the compensation costs were recognized in selling, general and administrative expenses. For 2015, 2014 and 2013, the Company recorded approximately $0.3 million, $0.7 million and $1.2 million, respectively, of tax benefits for the compensation expense relating to its stock options. For 2015, 2014 and 2013, the Company recorded approximately $2.0 million, $1.6 million and $1.9 million, respectively, of tax benefit for its other stock-based plans. For 2015, 2014 and 2013, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.25, $0.10 and $0.14, respectively.

Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted (loss) income per share assumes the conversion of all dilutive securities (see Note 12).

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        Net (loss) income and number of shares used to compute net (loss) income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2015			2014			2013
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Amounts in millions, except per share information)
Basic EPS	$(112.9)	34.9	$(3.24)	$50.3	35.3	$1.42	$58.6	35.5	$1.65
Dilutive securities, principally common stock options	—	—	—	—	0.1	—	—	0.1	—

Diluted EPS	$(112.9)	34.9	$(3.24)	$50.3	35.4	$1.42	$58.6	35.6	$1.65

        The computation of diluted net (loss) income per share for the years ended December 31, 2015, 2014 and 2013 excludes the effect of the potential exercise of options to purchase approximately 0.3 million, 0.3 million and 0.2 million shares, respectively, because the exercise price of the option was greater than the average market price of the Class A common stock and the effect would have been anti-dilutive.

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

        Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. There were no cash flow hedges as of December 31, 2015 or December 31, 2014.

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

Shipping and Handling

        Shipping and handling costs included in selling, general and administrative expense amounted to $53.5 million, $61.8 million and $61.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development

        Research and development costs included in selling, general, and administrative expense amounted to $23.5 million, $22.5 million and $21.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

New Accounting Standards

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and all interim periods thereafter. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and can be applied either prospectively or retrospectively to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In September 2015, the FASB issued ASU 2015-16, "Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments". ASU 2015-16 eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective in the first quarter of 2016 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In July 2015, the FASB issued ASU 2015-11, "Inventory: Simplifying the Measurement of Inventory". This new standard changes inventory measurement from lower of cost or market to lower of cost and net realizable value. The standard eliminates the requirement to consider replacement cost or net realizable value less a normal profit margin when measuring inventory. ASU 2015-11 is effective in the first quarter of 2017 for public companies with calendar year ends, and should be applied prospectively with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs". Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. ASU 2015-03 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Accounting Policies (Continued)

        In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 is effective in the first quarter of 2016 for public companies with calendar year ends, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The ASU may be applied prospectively or retrospectively to all prior periods presented. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

(3) Discontinued Operations

        On August 1, 2013, the Company completed the sale of all of the outstanding shares of an indirect wholly-owned subsidiary, Watts Insulation GmbH (Austroflex), receiving net cash proceeds of $7.9 million. The loss after tax on disposal of the business was approximately $2.2 million. The Company did not have a substantial continuing involvement in Austroflex's operations and cash flows, and therefore Austroflex's results of operations have been presented as discontinued operations for the year ended December 31, 2013.

        Condensed operating statements for discontinued operations for the year ended December 31, 2013 is summarized below:

(in millions)
Operating loss—Austroflex	(0.2)
Loss on disposal—Austroflex	(2.2)

Loss before income taxes	(2.4)
Income tax benefit	0.1

Loss from discontinued operations, net of taxes	$(2.3)

        The Company did not recognize a tax benefit on the loss on the disposal of the Austroflex shares, as the Company does not believe it is more likely than not that a tax benefit would be realized. For the year ended December 31, 2013, $9.5 million of revenues related to Austroflex was reported in discontinued operations.

(4) Restructuring and Other Charges, Net

        The Company's Board of Directors approves all major restructuring programs that may involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program. The Company accounts for these costs in the period that the liability is incurred. These costs are included in restructuring and other charges in the Company's consolidated statements of operations.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        A summary of the pre-tax cost by restructuring program is as follows:

	Year ended December 31
	2015	2014	2013
	(in millions)
Restructuring costs:
2015 Actions	$13.6	$—	$—
2013 Actions	0.5	3.8	4.1
Other Actions	7.3	11.3	5.9

Total restructuring charges	$21.4	$15.2	$10.0
Adjustment related to contingent liability reduction	—	—	(0.2)
Less: amount included in cost of goods sold	—	—	(1.1))

Total restructuring and other charges, net	$21.4	$15.2	$8.7

        The Company recorded pre-tax restructuring in its business segments as follows:

	Year ended December 31
	2015	2014	2013
	(in millions)
Americas	$9.4	$2.1	$1.3
EMEA	6.7	12.1	8.7
Asia-Pacific	4.2	0.2	—
Corporate	1.1	0.8	—

Total	$21.4	$15.2	$10.0

2015 Actions

        On February 17, 2015, the Board of Directors of the Company approved the initial phase of a transformation program relating to the Company's Americas and Asia-Pacific businesses, which primarily involved the exit of low-margin, non-core product lines ("phase one"). The Company eliminated approximately $175 million of the combined Americas and Asia-Pacific net sales primarily within the Company's do-it-yourself (DIY) distribution channel. As of December 31, 2015, total expected costs relating to the phase one program were complete. Total pre-tax cost incurred to date were $31.5 million, including restructuring of $9.6 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of $8.5 million. Total pre-tax cost incurred included non-cash charges of $17.1 million. Total net after-tax charges were $26.2 million.

        On October 26, 2015, the Board of Directors of the Company completed its approval of the second phase of the Company's transformation program related to its Americas and Asia-Pacific businesses ("phase two"). Phase two involves reducing the square footage of the Company's North American facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. Phase two is designed to improve the utilization of the Company's remaining facilities, better leverage the Company's cost structure, reduce working capital, and improve execution of customer delivery requirements. The total estimated pre-tax cost for phase two is $31.5 million to $36.5 million, including restructuring of $11.6 million, and other transformation and deployment costs of $19.9 million to $24.9 million. Total phase two program costs of $8.3 million have

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

been incurred to date. Total phase two non-cash charges are estimated to be $9 million, and after-tax charges are estimated to be $19.4 million to $22.4 million.

        On a combined basis, the total estimated pre-tax cost for the Company's transformation program related to its Americas and Asia-Pacific businesses is $63 million to $68 million, including restructuring costs of $21.2 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of $28 million to $33 million. The other transformation and deployment costs include consulting and project management fees and other associated costs. Costs of the program are expected to be incurred through 2017.

        The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company's transformation program related to its Americas and Asia-Pacific businesses (phase one and phase two combined):

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—2015	$8.5	0.7	1.6	2.8	13.6
Remaining costs to be incurred	2.0	0.3	0.7	4.6	7.6

Total expected restructuring costs	$10.5	$1.0	$2.3	$7.4	$21.2

        The following table summarizes total incurred for the year ended December 31, 2015, incurred program to date and expected pre-tax restructuring costs by business segment for the Company's Americas and Asia-Pacific 2015 transformation program:

	Year Ended December 31, 2015	Incurred to Date	Total Expected Costs
	(in millions)
Asia-Pacific	$4.2	$4.2	$4.4
Americas	9.4	9.4	16.8

Total restructuring costs	$13.6	$13.6	$21.2

        Details of the restructuring reserve activity for the Company's Americas and Asia-Pacific 2015 transformation program for the year ended December 31, 2015 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2014	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	8.5	0.7	1.6	2.8	13.6
Utilization and foreign currency impact	(3.5)	(0.3)	(1.6)	(1.8)	(7.2)

Balance at December 31, 2015	$5.0	$0.4	$—	$1.0	$6.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

Other Actions

        The Company also periodically initiates other actions which are not part of a major program. In the fourth quarter of 2015 and in the fourth quarter of 2014, management initiated certain restructuring actions and strategic initiatives with respect to the Company's EMEA segment in response to the ongoing economic challenges in Europe and additional product rationalization. The restructuring actions primarily include expected severance benefits and limited costs relating to asset write offs, professional fees and relocation. The 2015 EMEA restructuring action is subject to completion of statutory and labor relations requirements, including consultation with and receipt of advisory opinions from the relevant works councils.

        The total pre-tax charge for the 2015 restructuring initiatives is expected to be approximately $10 million, of which approximately $6.9 million was incurred as of December 31, 2015 for the program to date. The remaining expected costs relate to severance, legal and relocation costs and are expected to be completed by the end of the fourth quarter of fiscal 2016.

        The total pre-tax charge for the 2014 restructuring initiatives is expected to be approximately $8 million, of which approximately $6.4 million was incurred as of December 31, 2015 for the program to date. In 2015, the total expected costs of the planned actions were reduced from $9.9 million to $8 million, primarily related to reduced severance costs and favorable foreign exchange rates with the weakening of the euro. The remaining costs relate to severance, asset write-offs and relocation costs and are expected to be completed by the end of the fourth quarter of fiscal 2016.

        In the fourth quarter of 2015, the Company initiated restructuring activities in Corporate to reduce costs through reductions-in-force. Total pre-tax restructuring expense incurred relating to these initiatives was $1.1 million and there are no remaining expected costs.

        The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2015 restructuring actions:

	Severance	Legal and consultancy	Facility exit and other	Total
	(in millions)
Costs incurred—2015	6.6	—	0.3	6.9
Remaining costs to be incurred	1.0	2.0	0.1	3.1

Total expected restructuring costs	$7.6	$2.0	$0.4	$10.0

        Details of the Company's EMEA 2015 restructuring reserve activity for the year ended December 31, 2015 are as follows:

	Severance	Legal and consultancy	Facility exit and other	Total
	(in millions)
Balance at December 31, 2014	$—	$—	$—	$—
Net pre-tax restructuring charges	6.6	—	0.3	6.9
Utilization and foreign currency impact	(0.2)	—	(0.3)	(0.5)

Balance at December 31, 2015	$6.4	$—	$—	$6.4

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Restructuring and Other Charges, Net (Continued)

        The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2014 restructuring actions:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—2014	$6.9	$—	$—	$—	$6.9
Costs incurred—2015	(1.0)	0.2	0.3	—	(0.5)
Remaining costs to be incurred	0.8	—	0.7	0.1	1.6

Total expected restructuring costs	$6.7	$0.2	$1.0	$0.1	$8.0

        Details of the Company's EMEA 2014 restructuring reserve activity for the year ended December 31, 2015 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Total
	(in millions)
Balance at December 31, 2014	$6.9	$—	$—	$6.9
Net pre-tax restructuring charges	(1.0)	0.2	0.3	(0.5)
Utilization and foreign currency impact	(3.3)	(0.2)	(0.3)	(3.8)

Balance at December 31, 2015	$2.6	$—	$—	$2.6

(5) Sale of Business

Sale of Certain Americas Product Lines

        On September 15, 2015, the Company completed the sale of certain assets related to the Company's fittings, brass and tubular and vinyl tubing product lines to a third party in an all-cash transaction. The Company received net cash proceeds of approximately $33.1 million, after inventory adjustments and transaction fees. Total net assets sold were $33.4 million, resulting in an immaterial loss.

        The carrying amounts of the net assets sold were as follows:

(in millions)
Inventories, net	$21.9
Other assets	3.1
Property, plant and equipment, net	4.3
Goodwill	4.1

Total net assets sold	$33.4

Agreement to Sell China Manufacturing Facility

        On September 22, 2015, the Company signed an agreement to sell a manufacturing facility in China that is dedicated to the production of non-core products. As of December 31, 2015, the facility was still in operation and did not meet the requirements for held for sale classification on the balance

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Sale of Business (Continued)

sheet. The Company expects to complete the sale of the facility in the first half of 2016 and the sales price will exceed the carrying value of the assets.

6) Business Acquisitions

APEX

        On November 30, 2015, the Company completed the acquisition of 80% of the outstanding shares of Apex. Apex specializes in the design and manufacture of control valves for low and high pressure hot water and filtration systems. Apex also produces an extensive range of float and reservoir valves for the agricultural industry. The aggregate purchase price was approximately $20.4 million and the Company recorded a long-term liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining 20% within three years of closing.

        The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $12.9 million in goodwill and $10.1 million in intangible assets. Intangible assets consist primarily of customer relationships with an estimated life of 10 years and a trade name with an estimated life of 15 years. The goodwill is not deductible for tax purposes. The results of Apex are not material to the Company's consolidated financial statements. The results of operations for Apex are included in the Company's Asia-Pacific segment since acquisition date.

AERCO

        On December 1, 2014, the Company completed the acquisition of AERCO in a share purchase transaction. The aggregate purchase price was $271.5 million and was financed from a borrowing under the Company's Credit Agreement. The results of operations for AERCO are included in the Company's Americas segment since acquisition date.

        AERCO is a leading provider of commercial high-efficiency boilers, water heaters and heating solutions in North America and is based in New York. Its products are distributed for commercial and municipal use primarily in North America. AERCO strengthens Watts' strategic vision to expand into heat source products and strengthens the Company's solutions and system offerings.

        The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $173.3 million in goodwill and $102.4 million in intangible assets. Intangible assets consist primarily of customer relationships valued at $78.5 million with estimated lives of 16 years, developed technology valued at $15.8 million with estimated lives of 10 years and trade name valued at $7.4 million with a 20 year life. The goodwill is attributable to the workforce of AERCO and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. Approximately $19.4 million of the goodwill is

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6) Business Acquisitions (Continued)

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

(7) Inventories, net

        Inventories consist of the following:

	December 31,
	2015	2014
	(in millions)
Raw materials	$88.5	$104.8
Work-in-process	15.2	16.7
Finished goods	136.3	170.1

	$240.0	$291.6

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Inventories, net (Continued)

        Raw materials, work-in-process and finished goods are net of valuation reserves of $28.6 million and $27.3 million as of December 31, 2015 and 2014, respectively. Finished goods of $14.8 million and $16.4 million as of December 31, 2015 and 2014, respectively, were consigned.

(8) Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2015	2014
	(in millions)
Land	$12.5	$13.9
Buildings and improvements	146.8	160.1
Machinery and equipment	325.8	343.7
Construction in progress	13.5	9.0

	498.6	526.7
Accumulated depreciation	(314.2)	(323.4)

	$184.4	$203.3

(9) Income Taxes

        The significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$16.2	$20.9
Intangibles	48.1	50.6
Goodwill	17.8	17.2
Other	4.5	4.5

Total deferred tax liabilities	86.6	93.2
Deferred income tax assets:
Accrued expenses	26.8	20.2
Capital loss carry forward	3.6	6.2
Net operating loss carry forward	8.9	12.2
Inventory reserves	13.1	10.8
Pension—accumulated other comprehensive income		22.7
Other	14.0	6.2

Total deferred tax assets	66.4	78.3
Less: valuation allowance	(9.5)	(12.5)

Net deferred tax assets	56.9	65.8

Net deferred tax liabilities	$(29.7)	$(27.4)

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

        The provision for income taxes from continuing operations is based on the following pre-tax income:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Domestic	$(25.8)	$44.2	$21.6
Foreign	$(85.2)	38.9	66.2

	$(111.0)	$83.1	$87.8

        The provision for income taxes from continuing operations consists of the following:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Current tax expense:
Federal	3.4	$12.8	$12.8
Foreign	18.1	20.4	19.7
State	2.0	2.7	2.5

	23.5	35.9	35.0

Deferred tax expense (benefit):
Federal	(13.6)	2.1	(5.0)
Foreign	(7.0)	(5.2)	(2.3)
State	(1.0)	—	(0.8)

	(21.6)	(3.1)	(8.1)

	$1.9	$32.8	$26.9

        Actual income taxes reported from continuing operations are different than what would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for these differences are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Computed expected federal income expense	$(38.8)	$29.1	$30.8
State income taxes, net of federal tax benefit	0.8	2.1	1.0
Foreign tax rate differential	7.5	(4.2)	(5.7)
Goodwill impairment	29.0	3.2	—
Change in valuation allowance	(1.8)	—	—
Other, net	5.2	2.6	0.8

	1.9	$32.8	$26.9

        At December 31, 2015, the Company had foreign net operating loss carry forwards of $34.2 million for income tax purposes before considering valuation allowances; $23.6 million of the losses can be carried forward indefinitely, $5.7 million expire in 2020 and $4.9 million expire in 2023. The net

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

operating losses consist of $23.6 million related to Austrian operations and $10.6 million to Dutch operations.

        At December 31, 2015, the Company has U.S. capital loss carry forwards of $3.6 million for income tax purposes before considering valuation allowances; $2.1 million expire in 2016, $1.0 million expire in 2017 and $0.5 million expire in 2018.

        At December 31, 2015 and December 31, 2014, the Company had valuation allowances of $9.5 million and $12.5 million, respectively. At December 31, 2015, $3.6 million relates to U.S. capital losses and $5.9 million relates to Austrian net operating losses. At December 31, 2014, $6.2 million related to U.S. capital losses and $6.3 million related to Austrian net operating losses. Management believes that the ability of the Company to use such losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

        Changes enacted in income tax laws had no material effect on the Company in 2015, 2014 or 2013.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $366.1 million at December 31, 2015, $386.0 million at December 31, 2014, and $397.2 million at December 31, 2013. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce some portion of any U.S. income tax liability.

(10) Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following:

	December 31,
	2015	2014
	(in millions)
Commissions and sales incentives payable	$35.6	$38.3
Product liability and workers' compensation	30.7	30.7
Other	75.5	66.1
Income taxes payable	3.9	3.7

	$145.7	$138.8

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements

        Long-term debt consists of the following:

	December 31,
	2015	2014
	(in millions)
5.85% notes due April 2016	$225.0	$225.0
5.05% notes due June 2020	75.0	75.0
Line of Credit matures February 2019	275.0	275.0
Other—consists primarily of European borrowings (at interest rates ranging from 1.1% to 6.0%)	2.3	4.7

	577.3	579.7
Less Current Maturities	1.1	1.9

	576.2	$577.8

        Principal payments during each of the next five years and thereafter are due as follows (in millions): 2016—$226.1; 2017—$23.7; 2018—$22.5; 2019—$30.0; 2020—$105.0, and thereafter—$170.0. The retirement of the $225 million senior unsecured note is reflected as principal payments due in 2016 but was classified as a non-current liability on the balance sheet as of December 31, 2015. Refer to further discussion below. Payments due in 2017 through thereafter are reflective of the New Credit Facility entered into on February 12, 2016.

        The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $24.8 million as of December 31, 2015 and $23.6 million as of December 31, 2014. The Company's letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases. The Company's letters of credit generally expire within one year of issuance and are drawn down against the revolving credit facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

        During 2015 and 2014, the Company was a party to a Credit Agreement (the Prior Credit Agreement) among the Company, certain subsidiaries of the Company who become borrowers under the Prior Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Prior Credit Agreement provided for a $500 million, five-year, senior unsecured revolving credit facility which could have been increased by an additional $500 million under certain circumstances and subject to the terms of the Prior Credit Agreement. The Prior Credit Agreement had a sublimit of up to $100 million in letters of credit. Borrowings outstanding under the Prior Credit Agreement bore interest at a fluctuating rate per annum equal to an applicable percentage equal to (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio plus, in the case of certain lenders, a mandatory cost calculated in accordance with the terms of the Prior Credit Agreement, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company's consolidated leverage ratio. In addition to paying interest under the Prior Credit Agreement, the Company was also required to pay certain fees in connection with the credit facility, including, but not limited to, an

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements (Continued)

unused facility fee and letter of credit fees. The Prior Credit Agreement would have matured on February 18, 2019. The Company was entitled to repay loans outstanding under the Prior Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Prior Credit Agreement.

        As of December 31, 2015, the Company was in compliance with all covenants related to the Prior Credit Agreement and had $200.2 million of unused and available credit under the Prior Credit Agreement and $24.8 million of stand-by letters of credit outstanding on the Prior Credit Agreement. The Company had $275 million of borrowings outstanding under the Prior Credit Agreement at December 31, 2015.

        The Prior Credit Agreement imposed various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) the maintenance of certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

        On February 12, 2016, the Company terminated the Prior Credit Agreement and entered into a New Credit Agreement (the "New Credit Agreement") among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the "Revolving Credit Facility") with a sublimit of up to $100 million in letters of credit. The New Credit Agreement also provides for a $300 million, five-year, term loan facility (the "Term Loan Facility") available to the Company in a single draw. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company's consolidated leverage ratio plus, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its "prime rate," and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company's consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company's consolidated leverage ratio. The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, and 10% in the fourth and fifth years. Payments when due are made ratably each year in quarterly installments. In addition to paying interest under the New Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. The New Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. The Company may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Financing Arrangements (Continued)

        The New Credit Agreement imposes various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

        On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal, due June 18, 2020. The Company will pay interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18th and December 18th until the principal on the Notes shall become due and payable. The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2015, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

        On April 27, 2006, the Company completed a private placement of $225.0 million of 5.85% senior unsecured notes due April 2016 (the 2006 Note Purchase Agreement). The 2006 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. Events of default under the 2006 Note Purchase Agreement include failure to comply with its financial and operational covenants, as well as bankruptcy and other insolvency events. The Company may, at its option, upon notice to the note holders, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. The payment of interest on the senior unsecured notes is due semi-annually on April 30th and October 30th of each year. As of December 31, 2015, the Company was in compliance with all covenants related to the 2006 Note Purchase Agreement. The Company intends to use borrowings from the Revolving Credit Facility to retire the 2006 Note Purchase Agreement, upon maturity. As a result, the $225 million senior unsecured note was classified as a non-current liability on the balance sheet as of December 31, 2015.

        In May 2013, the Company repaid with available cash $75.0 million of 5.47% unsecured senior notes originally completed as part of a 2003 private placement.

(12) Common Stock

        The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company's Class A common stock is entitled to one vote on all matters submitted to stockholders, and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock, on a one-to-one basis, at the option of the holder. As of December 31, 2015, the Company had reserved a total of 3,122,011 of Class A common stock for issuance under its stock-based compensation plans and 6,379,290 shares for conversion of Class B common stock to Class A common stock.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Common Stock (Continued)

        On July 27, 2015, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. In connection with this stock repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program.

        On April 30, 2013, the Company's Board of Directors authorized the repurchase of up to $90 million of the Company's Class A common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program was completed in September 2015, after the Company repurchased the remaining Class A common stock authorized under the program.

        The following table summarizes the cost and the number of Class A common stock repurchased under the April 30, 2013 and July 27, 2015 programs for the year ended 2015 and 2014:

	Years Ended December 31,
	2015		2014
	Number of shares repurchased	Cost of shares repurchased	Number of shares repurchased	Cost of shares repurchased
	(amounts in millions, except share amount)
Stock repurchase programs:
April 30, 2013	497,010	$27.3	669,681	$39.6
July 27, 2015	315,530	17.3	—	—

Total	812,540	$44.6	669,681	$39.6

(13) Stock-Based Compensation

        As of December 31, 2015, the Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the "2004 Stock Incentive Plan"). Under this plan, key employees have been granted nonqualified stock options to purchase the Company's Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, most options granted in 2014 become exercisable over a three-year period at a rate of one-third per year. Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company's current practice is to grant all options at fair market value on the grant date. At December 31, 2015, 1,559,167 shares of Class A common stock were authorized for future grants of new equity awards under the Company's 2004 Stock Incentive Plan.

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The Company grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a three-year performance period. Upon vesting, the number of shares of the Company's Class A common stock awarded to each performance stock unit recipient will be determined based on the Company's attainment of certain performance goals set at the time the performance stock units were granted. The Company granted performance stock units in 2014 and 2015. The performance goals for the performance stock units are based on the compound annual growth rate of the Company's revenue over the three-year performance period and the Company's return on invested capital ("ROIC") for the third year of the performance period. The performance period for the 2014 performance stock units is January 1, 2014 through December 31, 2016, while the performance period for the 2015 performance stock units is January 1, 2015 through December 31, 2017. The performance stock units also provide an overall minimum ROIC threshold, which the Company must exceed in order for any shares to be earned. The number of shares of Class A common stock that may be earned by a performance stock unit recipient ranges from 0% to 200% of a target number of shares designated for each recipient at the time of grant. The performance stock units are amortized to expense over the vesting period based on the Company's expected performance relative to the performance goals. If such goals are not met, no awards are earned and previously recognized compensation expense is reversed.

        The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Each RSU provides the key employee with the right to purchase a share of Class A common stock at 67% of the fair market value on the date of grant. Beginning with annual incentive compensation for 2016, the purchase price for RSUs will be increased to 80% of the fair market value of the Company's Class A common stock. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2015, 871,719 shares of Class A common stock were authorized for future grants under the Company's Management Stock Purchase Plan.

2004 Stock Incentive Plan

        At December 31, 2015, total unrecognized compensation cost related to the unvested stock options was approximately $2.5 million with a total weighted average remaining term of 1.4 years. For 2015, 2014 and 2013, the Company recognized compensation cost of $1.9 million, $2.6 million and $3.8 million, respectively.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The following is a summary of stock option activity and related information:

	Years Ended December 31,
	2015			2014		2013
	Options	Weighted Average Exercise Price	Weighted Average Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	495	$47.34		1,029	$41.66	1,064	$33.37
Granted	—	—		114	57.58	379	54.78
Cancelled/Forfeitures	(69)	51.66		(306)	44.19	(53)	36.97
Exercised	(64)	36.29		(342)	36.48	(361)	31.73

Outstanding at end of year	362	$48.46	$5.29	495	$47.34	1,029	$41.66

Exercisable at end of year	192	$45.10	$7.74	128	$40.04	249	$32.35

        As of December 31, 2015, the aggregate intrinsic value of exercisable options was approximately $1.5 million, representing the total pre-tax intrinsic value, based on the Company's closing Class A common stock price of $49.67 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2015, 2014 and 2013 was approximately $1.2 million, $8.2 million and $7.4 million, respectively.

        Upon exercise of options, the Company issues shares of Class A common stock.

        The following table summarizes information about options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$26.34–$37.41	125	5.88	$34.56	91	$33.48
$40.17–$47.21	3	5.74	41.34	2	42.18
$54.76–$54.76	136	7.18	54.76	64	54.76
$57.47–$60.10	98	8.36	57.66	35	57.65

	362	7.04	$48.46	192	$45.10

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

        The above assumptions were used to determine the weighted average grant-date fair value of stock options of $20.04 and $20.30 for the years ended December 31, 2014 and 2013, respectively.

        The following is a summary of unvested restricted stock and deferred shares activity and related information:

	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	214	$53.74	260	$45.58	237	$35.45
Granted	180	50.87	151	56.79	142	54.80
Cancelled/Forfeitures	(28)	53.99	(95)	46.83	(16)	37.44
Vested	(122)	51.72	(102)	44.87	(103)	35.25

Unvested at end of year	244	$52.61	214	$53.74	260	$45.58

        The total fair value of shares vested during 2015, 2014 and 2013 was $6.6 million, $5.9 million and $5.6 million, respectively. At December 31, 2015, total unrecognized compensation cost related to unvested restricted stock and deferred shares was approximately $9.8 million with a total weighted average remaining term of 1.8 years. For 2015, 2014 and 2013, the Company recognized compensation costs of $6.7 million, $4.8 million and $5.1 million, respectively.

        The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $10.9 million representing the total pre-tax intrinsic value based on the Company's closing Class A common stock price of $49.67 as of December 31, 2015.

        The following is a summary of unvested performance share award activity and related information:

	Years Ended December 31,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at beginning of year	107	$56.97	—
Granted	106	58.94	117	$57.02
Cancelled/Forfeitures	(12)	57.51	(10)	57.47
Vested	—		—

Unvested at end of year	201	$57.98	107	$56.97

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        At December 31, 2015, total unrecognized compensation cost related to unvested performance shares was approximately $7.9 million with a total weighted average remaining term of 1.52 years. For 2015, the Company recognized compensation costs of $1.7 million.

        The aggregate intrinsic value of performance shares granted and outstanding approximated $0.0 million representing the total pre-tax intrinsic value based on the Company's closing Class A common stock price of $49.67 as of December 31, 2015.

Management Stock Purchase Plan

        Total unrecognized compensation cost related to unvested RSUs was approximately $0.9 million at December 31, 2015 with a total weighted average remaining term of 1.8 years. For 2015, 2014 and 2013 the Company recognized compensation cost of $0.6 million, $0.5 million and $0.7 million, respectively. Dividends declared for RSUs, that are paid to individuals, that remain unpaid at December 31, 2015 total approximately $0.1 million.

        A summary of the Company's RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2015			2014		2013
	RSUs	Weighted Average Purchase Price	Weighted Average Intrinsic Value	RSUs	Weighted Average Purchase Price	RSUs	Weighted Average Purchase Price
	(RSU's in thousands)
Outstanding at beginning of period	80	$32.08		132	$27.46	196	$22.88
Granted	60	37.13		31	40.27	45	31.63
Cancelled/Forfeitures	(9)	36.92		(32)	31.58	(14)	28.35
Settled	(30)	27.10		(51)	25.41	(95)	19.19

Outstanding at end of period	101	$36.14		$80	$32.08	132	$27.46

Vested at end of period	25	$33.35		$31	$27.96	42	$25.30

        As of December 31, 2015, the aggregate intrinsic values of outstanding and vested RSUs were approximately $1.4 million and $0.4 million, respectively, representing the total pre-tax intrinsic value, based on the Company's closing Class A common stock price of $49.67 as of December 31, 2015, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2015, 2014 and 2013 was approximately $0.8 million, $1.7 million and $2.8 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Stock-Based Compensation (Continued)

        The following table summarizes information about RSUs outstanding at December 31, 2015:

	RSUs Outstanding		RSUs Vested
Range of Purchase Prices	Number Outstanding	Weighted Average Purchase Price	Number Vested	Weighted Average Purchase Price
	(RSUs in thousands)
$19.87–$25.15	1	$25.15	1	$25.15
$26.51–$31.63	26	31.43	18	31.35
$37.13–$40.27	74	37.92	6	40.27

	101	$36.14	25	$33.35

        The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	23.4%	31.2%	34.1%
Expected dividend yield	1.2%	0.9%	0.9%
Risk-free interest rate	1.1%	0.7%	0.4%

        The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company's best estimate of the expected future dividend yield.

        The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $19.04, $22.57 and $18.05 during 2015, 2014 and 2013, respectively.

        The Company distributed dividends of $0.66 per share for 2015, $0.58 per share for 2014, and $0.50 per share for 2013, respectively, on the Company's Class A common stock and Class B common stock.

(14) Employee Benefit Plans

        For the majority of its U.S. employees, the Company sponsored a funded non-contributory defined benefit pension plan, the Watts Water Technologies, Inc. Pension Plan (the "Pension Plan"), and an unfunded non-contributory defined benefit pension plan, the Watts Water Technologies, Inc. Supplemental Employees Retirement Plan (the "SERP"). Benefits were based primarily on years of service and employees' compensation. The funding policy of the Company for these plans was to contribute an annual amount that met the Pension Plan's minimum funding requirements and did not exceed the maximum amount that can be deducted for federal income tax purposes. On October 31, 2011, the Company's Board of Directors voted to cease accruals effective December 31, 2011 under both the Company's Pension Plan and the SERP. On April 28, 2014, the Company's Board of Directors voted to terminate the Company's Pension Plan and the SERP. The Board of Directors authorized the Company to make such contributions to the Pension Plan and SERP as may be necessary to make the plans sufficient to settle all plan liabilities.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The Pension Plan was terminated effective July 31, 2014, and on June 4, 2015 the Company received the Internal Revenue Service's favorable determination letter for terminating the Pension Plan. The SERP was terminated effective May 15, 2014. In September 2015, the Company settled its Pension Plan and SERP benefit obligations, which included the following actions:

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

        The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets are as follows:

	December 31,
	2015	2014
	(in millions)
Change in projected benefit obligation
Balance at beginning of the year	$158.9	$126.3
Service cost	1.3	0.7
Administration costs paid	(1.8)	(1.5)
Interest cost	4.0	5.9
Actuarial (gain) loss	(5.0)	32.6
Benefits paid	(3.8)	(5.1)
Settlement	(153.6)	—

Balance at end of year	—	$158.9

Change in fair value of plan assets
Balance at beginning of the year	$118.9	$103.7
Actual (loss) gain on assets	(3.5)	21.1
Employer contributions	43.8	0.7
Administration costs paid	(1.8)	(1.5)
Benefits paid	(3.8)	(5.1)
Settlement	(153.6)	—

Fair value of plan assets at end of the year	—	$118.9

Funded status at end of year	—	$(40.0)

        The $40.0 million unfunded balance as of December 31, 2014 was recorded in current liabilities on the consolidated balance sheets.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2015	2014
	(in millions)
Net actuarial loss recognized	$(58.9)	$58.9

        Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	December 31,
	2015	2014
	(in millions)
Projected benefit obligation	—	$158.9
Accumulated benefit obligation	—	$158.9
Fair value of plan assets	—	$118.9

        The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Service cost—benefits earned	$1.3	$0.7	$0.5
Interest costs on benefits obligation	4.0	5.9	5.4
Expected return on assets	(3.4)	(6.3)	(6.8)
Net actuarial loss amortization	1.1	1.2	1.0
Settlement charge	59.7	1.2	1.0

Net periodic benefit cost	$62.7	$1.5	$0.1

        Assumptions:

        Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2015	2014
Discount rate	N/A	3.5%

        Weighted-average assumptions used to determine net periodic benefit costs prior to the settlement in 2015 and as of the balance sheet dates for 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Discount rate	N/A	4.9%	4.0%
Long-term rate of return on assets	4.0%	6.0%	6.0%

        Discount rates are selected based upon rates of return at the measurement date utilizing a bond matching approach to match the expected benefit cash flows. In selecting the expected long-term rate

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the trust's asset allocation and the expected returns likely to be earned over the life of the plan. The long-term rate of return on assets was decreased from 6.0% to 4.0% for 2015 to reflect changes made in the asset allocation in anticipation of plan termination.

Plan assets

        The Company's written Retirement Plan Investment Policy set forth the investment policy, objectives and constraints of the Watts Water Technologies, Inc. Pension Plan. This Retirement Plan Investment Policy, set forth by the Pension Plan Committee, defined general investment principles and directed investment management policy, addressing preservation of capital, risk aversion and adherence to investment discipline. Investment managers were to make a reasonable effort to control risk and were evaluated twice a year against commonly accepted benchmarks to ensure that the risk assumed was commensurate with the given investment style and objectives.

        The portfolio was designed to achieve a balanced return of current income and modest growth of capital, while achieving returns in excess of the rate of inflation over the investment horizon in order to preserve purchasing power of Plan assets. All Plan assets were required to be invested in liquid securities. Derivative investments were not allowed.

        Prohibited investments included, but were not limited to the following: futures contracts, private placements, options, limited partnerships, venture-capital investments, interest-only (IO), principal-only (PO), and residual tranche collateralized mortgage obligation (CMOs), and Watts Water Technologies, Inc. stock.

        Prohibited transactions included, but were not limited to the following: short selling and margin transactions.

        Allowable assets included: cash equivalents, fixed income securities, equity securities, mutual funds, and guaranteed investment contracts.

        Specific guidelines regarding allocation of assets were followed using a liability driven investment (LDI) strategy. Under an LDI strategy, investments were made based on the expected cash flows required to fund the pension plan's liabilities. This cash flow matching technique required a plan's asset allocation to be heavily weighted toward fixed income securities. The Company's allocation target at the end of 2014 was 95% fixed income and 5% equities and other investments in anticipation of the expected termination of the plan in 2015. Investment performance was monitored on a regular basis and investments were re-allocated to stay within specific guidelines. The securities of any one company or government agency should not have exceeded 10% of the total fund, and no more than 20% of the total fund should have been invested in any one industry. Individual treasury securities may have represented 50% of the total fund, while the total allocation to treasury bonds and notes may have represented up to 100% of the Plan's aggregate bond position.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        There were no plan assets outstanding as of December 31, 2015. The weighted average asset allocations by asset category as of December 31, 2014 were as follows:

Asset Category
Equity securities	4.2%
Debt securities	94.0
Other	1.8

Total	100.0%

        The following table presents the investments in the pension plan measured at fair value at December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$2.0	$—	$—	$2.0
Equity securities
U.S. equity securities(a)	3.2	—	—	3.2
Non-U.S. equity securities(a)	1.2	—	—	1.2
Other equity securities(b)	0.5	—	—	0.5
Debt securities
U.S. government	—	—	—	—
U.S. and non-U.S. corporate(c)	—	110.7	—	110.7
Other investments(d)	1.3	—	—	1.3

Total investments	$8.2	$110.7	$—	$118.9

(a)
Included investments in common stock from diverse industries

(b)
Included investments in index and exchange-traded funds

(c)
Includes investment grade bonds from diverse industries

(d)
Included investments in real estate investment funds, exchange- traded funds, commodity mutual funds and accrued interest

Cash flows

        The information related to the Company's pension funds cash flow is as follows:

	December 31,
	2015	2014
	(in millions)
Employer Contributions	$43.8	$0.7
Benefit Payments	$3.8	$5.1

        The Company contributed approximately $43.8 million in 2015 for the Pension Plan and SERP. The $43.8 million contribution in 2015 included the $43.2 million in cash contributions for the settlement and $0.6 million contributed throughout the nine months ended September 27, 2015 related to the SERP. The contribution was based on the distribution date, fair value of the plan assets at

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

distribution, market interest rates and annuity purchase rates at distribution. There are no further benefit payments to be paid by the pension plans.

        Additionally, all of the Company's domestic employees are eligible to participate in the Company's 401(k) savings plan. Effective January 1, 2012, the Company provides a base contribution of 2% of an employee's salary, regardless of whether the employee participates in the plan. Further, the Company matches the contribution of up to 100% of the first 4% of an employee's contribution. The Company's match contribution for the years ended December 31, 2015, 2014 and 2013, were $4.3 million, $4.4 million, and $4.2 million, respectively. Charges for EMEA pension plans approximated $4.9 million, $5.5 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

        On August 18, 2015, the Company entered into Amendment No. 3 to Supplemental Compensation Agreement (the "Amendment") with Timothy P. Horne, the Company's former Chief Executive Officer and President and a principal stockholder. Under the Supplemental Compensation Agreement, dated September 1, 1995, as amended on July 25, 2000 and October 23, 2002 (the "Compensation Agreement"), between the Company and Mr. Horne, Mr. Horne received payments for consulting services equal to the greater of (i) one-half of the average of his annual base salary as an employee of the Company during the three years immediately prior to his retirement and (ii) $400,000 for each calendar year following his retirement until the date of his death, subject to certain cost-of-living increases each year. Mr. Horne was paid $598,562 for his consulting services in 2014. Under the Compensation Agreement Mr. Horne was also entitled to receive lifetime benefits, including use of secretarial services, use of an office, retiree health insurance, reimbursement of tax and financial planning expenses, and certain other benefits. The Amendment provides for a $6 million lump-sum buyout of all of the Company's ongoing lifetime payment obligations and all benefits under the Compensation Agreement, except for the use of an office and administrative support. The Amendment also provides for consulting services from Mr. Horne as requested by the Company rather than per year hourly requirements. The Company paid the $6 million lump-sum buyout amount to Mr. Horne in September 2015, which resulted in a $5 million pre-tax charge for the year ended December 31, 2015.

(15) Contingencies and Environmental Remediation

Accrual and Disclosure Policy

        The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

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

        As of December 31, 2015, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $3.7 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company's operating results for any particular period depending, in part, upon the operating results for such period.

Connector Class Actions

        In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors. On June 26, 2015, plaintiffs in the three actions filed a consolidated amended complaint, under the case captioned Ponzo v. Watts Regulator Co., in the United States District Court for the District of Massachusetts (hereinafter "Ponzo"). WWT was voluntarily dismissed from the Ponzo case. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys' fees and costs. On August 7, 2015, the Company filed a motion to dismiss the complaint, which motion is still pending.

        In February 2015, Watts Regulator Co. was named as a defendant in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of the Company's Floodsafe connectors (hereinafter "Klug"). On June 26, 2015, the Company filed a partial motion to dismiss the complaint. In response, on July 17, 2015, plaintiff filed an amended complaint which added additional named plaintiffs and sought to correct deficiencies in the original complaint, Klug v. Watts Regulator Co., United States District Court for the District of Nebraska. The complaint

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys' fees and costs. On July 31, 2015, the Company filed a partial motion to dismiss the complaint which was granted in part and denied in part on December 29, 2015. The Company answered the amended complaint on February 2, 2016. No formal discovery has yet been conducted.

        The Company participated in mediation sessions of the Ponzo and Klug cases in December 2015 and January 2016. On February 16, 2016, the Company reached an agreement in principle to settle all claims. The proposed total settlement amount is $14 million, of which the Company is expected to pay approximately $4.1 million after insurance proceeds, of up to $9.9 million, the receipt of which is also subject to completion of a final written settlement agreement. The settlement is subject to completion of a final written settlement agreement, preliminary court approval and final court approval after a fairness hearing. Accordingly, there can be no assurance that the proposed settlement will be approved in its current form. If the settlement is not approved, the Company intends to continue to vigorously contest the allegations in this case.

        During the fourth quarter of 2015, the Company recorded a liability of $14 million related to the Ponzo and Klug matters of which $7.8 million was included in current liabilities and $6.2 million in other noncurrent liabilities. In addition, a $9.5 million receivable was recorded in current assets related to insurance proceeds due, based on costs incurred as of December 31, 2015, and subject to completion of a separate final written settlement agreement if the class action settlement is approved. The Company recorded a pre-tax charge of $3.5 million in the fourth quarter related to the settlement after adjusting the existing product liability accrual.

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

        On December 12, 2013, the Company reached an agreement in principle that became final on September 4, 2014, to settle all claims. The total settlement amount was $23.0 million, of which we were responsible for $14.0 million after insurance proceeds of $9.0 million. The litigation is now terminated.

        During the fourth quarter of 2013, the Company recorded a liability of $22.6 million related to the Trabakoolas matter, of which $12.7 million was included in current liabilities and $9.9 million in other noncurrent liabilities. In addition, a $9.0 million receivable was recorded in current assets related to insurance proceeds due under a separate settlement agreement. The liability was reduced by $13.8 million for payments related to notice and claims administration, plaintiff attorneys' fees and partial funding of the settlement amount made during the twelve months ended December 31, 2014. The $9.0 million receivable for insurance proceeds was received as of September 28, 2014. The liability was reduced by $2.3 million for the annual funding installment during the year ended December 31, 2015. The remaining liability of $6.5 million as of December 31, 2015 will be paid in equal annual installments over the next three years.

Product Liability

        The Company is subject to a variety of potential liabilities in connection with product liability cases. The Company maintains a high self-insured retention limit within our product liability and

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies and Environmental Remediation (Continued)

general liability coverage, which the Company believes to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims, by utilizing third-party actuarial valuations which incorporate historical trend factors and the Company's specific claims experience derived from loss reports provided by third-party administrators. The product liability accrual is established after considering any applicable insurance coverage. Changes in the nature of product liability claims or the actual settlement amounts could affect the adequacy of the estimates and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

Asbestos Litigation

        The Company is defending approximately 310 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

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

	December 31,
	2015	2014
	(in millions)
Carrying amount	$577.3	$579.7
Estimated fair value	$586.1	$599.3

Financial Instruments

        The Company measures certain financial assets and liabilities at fair value on a recurring basis, including foreign currency derivatives, deferred compensation plan assets and related liability. There are no cash flow hedges as of December 31, 2015. The fair value of these certain financial assets and liabilities were determined using the following inputs at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.3	$3.3	$—	$—

Total assets	$3.3	$3.3	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$3.3	$3.3	$—	$—
Redeemable financial instrument(3)	$5.7	$—	$—	$5.7

Total liabilities	$9.0	$3.3	$—	$5.7

	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$4.0	$4.0	$—	$—

Total assets	$4.0	$4.0	$—	$—

Liabilities
Plan liability for deferred compensation(2)	$4.0	$4.0	$—	$—
Contingent consideration(4)	2.5	—	—	2.5

Total liabilities	$6.5	$4.0	$—	$2.5

(1)
Included on the Company's consolidated balance sheet in other assets (other, net).

(2)
Included on the Company's consolidated balance sheet in accrued compensation and benefits.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

(3)
Included on the Company's consolidated balance sheet in other noncurrent liabilities as of December 31, 2015 and relates to a mandatorily redeemable equity instrument as part of the Apex acquisition in 2015.

(4)
Included on the Company's consolidated balance sheet in accrued expenses and other liabilities as of December 31, 2014 and relates to the contingent consideration remaining from the Tekmar acquisition.

        The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2014 to December 31, 2015.

				Total realized and unrealized (gains) losses included in:
	Balance December 31, 2014	Settlements	Purchases	Net earnings adjustments	Comprehensive income	Balance December 31, 2015
	(in millions)
Contingent consideration	$2.5	$(2.3)		—	$(0.2)	—
Redeemable financial instrument	—	—	$5.5	—	$0.2	$5.7

        In connection with the acquisition of Apex, a liability of $5.5 million was recognized as the estimate of the acquisition date fair value of the mandatorily redeemable equity instrument. This liability is classified as Level 3 under the fair value hierarchy as it is based on the commitment to purchase the remaining 20% of Apex shares within the next three years, which is not observable in the market.

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

        The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(16) Financial Instruments (Continued)

forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. The Company primarily uses this strategy for the purchases between Canada and the U.S. The average volume of contracts can vary but generally approximates $0 to $10.0 million in open contracts at the end of any given quarter. At December 31, 2015 and 2014, the Company did not have any open forward exchange contracts. At December 31, 2013, the Company had contracts for notional amounts aggregating approximately $1.0 million. The Company accounts for the forward exchange contracts as an economic hedge and has elected not to designate its derivative instruments as hedging instruments. Realized and unrealized gains and losses on the contracts are recognized in other (income) expense in the consolidated statement of operations. These contracts do not subject the Company to significant market risk from exchange movement because they primarily offset gains and losses on the related foreign currency denominated transactions.

        The impact of derivative instruments in the consolidated statements of operations was immaterial for 2015, 2014 and 2013.

Leases

        The Company leases certain manufacturing facilities, sales offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Company to pay maintenance costs. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2015 are as follows:

	Capital Leases	Operating Leases
	(in millions)
2016	$1.2	$8.8
2017	1.2	5.9
2018	1.2	3.8
2019	1.1	2.7
2020	1.0	2.0
Thereafter	0.2	4.9

Total	$5.9	$28.1

Less amount representing interest (at rates ranging from 4.3% to 7.0%)	0.4

Present value of net minimum capital lease payments	5.5
Less current installments of obligations under capital leases	1.1

Obligations under capital leases, excluding current installments	$4.4

        Carrying amounts of assets under capital lease include:

	December 31,
	2015	2014
	(in millions)
Buildings	13.8	$15.4
Machinery and equipment	1.7	1.7

	15.5	17.1
Less accumulated depreciation	(5.1)	(5.0)

	10.4	$12.1

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

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The following is a summary of the Company's significant accounts and balances by segment, reconciled to its consolidated totals:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net Sales
Americas	$978.5	$926.8	$878.5
EMEA	445.5	546.4	562.2
Asia-Pacific	43.7	40.5	32.8

Consolidated net sales	$1,467.7	$1,513.7	$1,473.5

Operating income (loss)
Americas	$109.9	$110.3	$84.0
EMEA	(98.6)	37.5	46.9
Asia-Pacific	(0.5)	(6.5)	9.7

Subtotal reportable segments	10.8	141.3	140.6
Corporate(*)	(100.9)	(35.9)	(29.1)

Consolidated operating (loss) income	(90.1)	105.4	111.5
Interest income	1.0	0.7	0.6
Interest expense	(24.3)	(19.9)	(21.5)
Other income (expense), net	2.4	(3.1)	(2.8)

(Loss) income before income taxes	$(111.0)	$83.1	$87.8

Identifiable assets (at end of period)
Americas	$972.7	$1,014.8	$787.9
EMEA	607.7	787.5	869.6
Asia-Pacific	112.4	145.7	82.7

Consolidated identifiable assets	$1,692.8	$1,948.0	$1,740.2

Property, plant and equipment, net (at end of period)
Americas	$88.6	$90.1	$85.8
EMEA	82.3	100.1	119.8
Asia-Pacific	13.5	13.1	14.3

Consolidated long-lived assets	$184.4	$203.3	$219.9

Capital Expenditures
Americas	$19.0	$10.9	$18.0
EMEA	7.5	11.6	8.5
Asia-Pacific	1.2	1.2	1.2

Consolidated capital expenditures	$27.7	$23.7	$27.7

Depreciation and Amortization
Americas	$29.0	$20.1	$20.5
EMEA	21.1	25.8	26.0
Asia-Pacific	2.3	2.2	2.4

Consolidated depreciation and amortization	$52.5	$48.1	$48.9

*
Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs. Included in Corporate's operating loss for 2015 is a $59.7 million charge related to the Company's settlement of its Pension Plan and SERP benefit obligations. Refer to Note 14 Defined Benefit Plans for further discussion.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Segment Information (Continued)

        The following includes U.S. net sales and U.S. property, plant and equipment of the Company's Americas segment:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
U.S. net sales	$909.2	$849.0	$788.7
U.S. property, plant and equipment, net (at end of year)	$85.2	$86.0	$81.1

        The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Intersegment Sales
Americas	$8.2	$6.3	$5.4
EMEA	9.8	13.3	10.2
Asia-Pacific	110.9	155.3	170.9

Intersegment sales	$128.9	$174.9	$186.5

        The Company sells its products into various end markets around the world and groups net sales to third parties into four product categories. Net sales to third parties for the four product categories are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net Sales
Residential & commercial flow control	$831.1	$930.3	$907.7
HVAC & gas	425.1	356.2	348.8
Drains & water re-use	131.0	144.0	140.0
Water quality	80.5	83.2	77.0

Consolidated net sales	$1,467.7	$1,513.7	$1,473.5

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(18) Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance December 31, 2014	$(53.0)	$(36.1)	$(89.1)
Change in period	(65.1)	0.2	(64.9)

Balance March 29, 2015	$(118.1)	$(35.9)	$(154.0)
Change in period	18.4	0.2	18.6

Balance June 28, 2015	$(99.7)	$(35.7)	$(135.4)
Change in period	(5.8)	35.7	29.9

Balance September 27, 2015	$(105.5)	$—	$(105.5)
Change in period	(22.7)	—	(22.7)

Balance December 31, 2015	$(128.2)	$—	$(128.2)

Balance December 31, 2013	$37.9	$(25.9)	$12.0
Change in period	(4.3)	0.2	(4.1)

Balance March 30, 2014	$33.6	$(25.7)	$7.9
Change in period	(4.3)	0.1	(4.2)

Balance June 29, 2014	$29.3	$(25.6)	$3.7
Change in period	(44.4)	(10.3)	(54.7)

Balance September 28, 2014	$(15.1)	$(35.9)	$(51.0)
Change in period	(37.9)	(0.2)	(38.1)

Balance December 31, 2014	$(53.0)	$(36.1)	$(89.1)

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(19) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share information)
Year ended December 31, 2015
Net sales	$356.2	$386.9	$366.3	$358.3
Gross profit	130.5	145.8	142.2	134.6
Net income (loss)	11.6	19.3	(25.7)	(118.2)
Per common share:
Basic
Net income (loss)	0.33	0.55	(0.73)	(3.41)
Diluted
Net income (loss)	0.33	0.55	(0.73)	(3.41)
Dividends declared per common share	0.15	0.17	0.17	0.17
Year ended December 31, 2014
Net sales	$365.2	$396.0	$376.0	$376.5
Gross profit	133.3	139.0	138.1	131.4
Net income (loss)	14.1	21.3	22.6	(7.7)
Per common share:
Basic
Net income (loss)	0.40	0.60	0.64	(0.22)
Diluted
Net income (loss)	0.40	0.60	0.64	(0.22)
Dividends declared per common share	0.13	0.15	0.15	0.15

        In the fourth quarter of 2015, the Company recorded an after-tax goodwill impairment charge of $126.3 million relating to the EMEA reporting unit, impairment charges of $0.4 million relating to indefinite-lived trade names, $5.6 million of restructuring charges, $4.0 million of deployment costs relating to the EMEA, Americas, and Asia-Pacific transformation programs. In the fourth quarter of 2015, the Company recorded an after-tax charge of $2.2 million for a settlement in principle relating to two class action lawsuits regarding legacy products.

(20) Subsequent Events

        On February 11, 2016, the Company declared a quarterly dividend of seventeen cents ($0.17) per share on each outstanding share of Class A common stock and Class B common stock.

Watts Water Technologies, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(Amounts in millions)

	Balance At Beginning of Period	Additions Charged To Expense	Additions Charged To Other Accounts	Deductions	Balance At End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$9.5	1.2	0.2	(1.2)	$9.7
Reserve for excess and obsolete inventories	$26.8	8.1	0.3	(7.3)	$27.9
Year Ended December 31, 2014
Allowance for doubtful accounts	$9.7	2.4	—	(1.5)	$10.6
Reserve for excess and obsolete inventories	$27.9	8.6	—	(7.2)	$29.3
Year Ended December 31, 2015
Allowance for doubtful accounts	$10.6	$2.8	—	(3.3)	$10.1
Reserve for excess and obsolete inventories	$29.3	$11.8	—	(12.0)	$29.1

 EXHIBIT INDEX

Exhibit No.		Description
2.1	+

Stock Purchase Agreement, dated as of November 6, 2014, by and among AHC Holding Company, Inc., Riverside Capital Appreciation Fund V-A,  L.P., 2003 Riverside Capital Appreciation Fund (QC), L.P., Riverside Capital Appreciation Fund V, L.P., RCAF 2003 CIV XII, L.P., and 2003 Riverside Capital Appreciation Fund, L.P., as sellers representative, the stockholders of AHC Holding Company, Inc., the option holders of AHC Holding Company, Inc., Watts Water Technologies, Inc., and Watts Regulator Co.(25)

3.1		Restated Certificate of Incorporation, as amended(14)
3.2		Amended and Restated By-Laws(1)
9.1		The Amended and Restated George B. Horne Voting Trust Agreement—1997 dated as of September 14, 1999(15)
10.1	*

Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne (9), Amendment No. 1, dated July 25, 2000 (16), Amendment No. 2 dated October 23, 2002 (3), and Amendment No. 3, dated August 18, 2015(7)

10.2	*	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant
10.3	*

Watts Water Technologies, Inc. Pension Plan (amended and restated effective as of January 1, 2006) and First Amendment (17), Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment(11)

10.4		Registration Rights Agreement dated July 25, 1986(5)
10.5	*	Watts Water Technologies, Inc. Executive Incentive Bonus Plan
10.6		Amended and Restated Stock Restriction Agreement dated October 30, 1991 (2), and Amendment dated August 26, 1997(12)
10.7	*	Form of 2015 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(20)
10.8	*	Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of October 27, 2015(6)
10.9	*	Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(8)
10.10	*	Non-Employee Director Compensation Arrangements(24)
10.11	*	Watts Water Technologies, Inc. Supplemental Employees Retirement Plan as Amended and Restated Effective May 4, 2004, First Amendment and Second Amendment (17), Third Amendment and Fourth Amendment(11)
10.12	*	Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
10.13	*	Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(20)
10.14	*	Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(10)
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

Exhibit No.		Description
10.18

Credit Agreement, dated as of February 12, 2016, among the Registrant, certain subsidiaries of the Registrant as Borrowers, JPMorgan Chase Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein(19)

10.19		Guaranty, dated as of February 12, 2016, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein(19)
10.20		Note Purchase Agreement, dates as of June 18, 2010, between the Registrant and Purchasers named in Schedule A thereto relating to the Registrants $75,000,000 5.05% Senior Notes due June 18, 2020(18)
10.21		Form of 5.05% Senior Note due June 18, 2020(18)
10.22		Form of Subsidiary Guaranty in connection with the Registrants 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty(18)
10.23	*	Watts Water Technologies, Inc. Executive Severance Plan(20)
10.24	*	Form of Restricted Stock Agreement between Watts Water Technologies, Inc. and Robert J. Pagano, Jr.(21)
10.25	*	Form of Performance Stock Unit Award Agreement between Watts Water Technologies, Inc. and Robert J. Pagano, Jr.(21)
10.26	*	Form of 2014 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(22)
10.27	*	Form of 2014 Restricted Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(23)
10.28	*	Form of 2014 Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan(23)
10.29	*	Separation Agreement dated October 28, 2014 between Watts Water Technologies, Inc. and Dean P. Freeman(24)
11		Statement Regarding Computation of Earnings per Common Share(13)
21		Subsidiaries
23		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 27, 2015 (File No. 001-11499).

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

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2006 (File No. 001-11499).

(5)
Incorporated by reference to the Registrant's Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.

(6)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 26, 2015 (File No. 001- 11499).

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 18, 2015 (File No. 001- 11499).

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

(17)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001- 11499).

(18)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

(19)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 9, 2016 (File No. 001-11499).

(20)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 (File No. 001-11499).

(21)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 4, 2014 (File No. 001-11499).

(22)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended March 30, 2014 (File No. 001- 11499).

(23)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for quarter ended June 29, 2014 (File No. 001- 11499).

(24)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001- 11499).

(25)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 6, 2014 (File No. 001- 11499).

*
Management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

+
Watts Water Technologies, Inc. hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon its request.