Form 10-Q
period 2016-04-03
WATTS WATER TECHNOLOGIES INC
filed 2016-05-11
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Class A Common Stock, $0.10 par value	27,855,791

Class B Common Stock, $0.10 par value	6,379,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	April 3,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259.4	$296.2
Restricted Cash	18.2	—
Trade accounts receivable, less allowance for doubtful accounts of $11.2 million at April 3, 2016 and $10.1 million at December 31, 2015	207.7	186.4
Inventories, net:
Raw materials	89.2	88.5
Work in process	16.2	15.2
Finished goods	159.3	136.3
Total Inventories	264.7	240.0
Prepaid expenses and other assets	45.2	46.1
Deferred income taxes	39.6	38.4
Assets held for sale	13.4	1.9
Total Current Assets	848.2	809.0
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	503.7	498.6
Accumulated depreciation	(318.4)	(314.2)
Property, plant and equipment, net	185.3	184.4
OTHER ASSETS:
Goodwill	497.6	489.0
Intangible assets, net	189.2	192.8
Deferred income taxes	3.1	3.7
Other, net	11.2	11.9
TOTAL ASSETS	$1,734.6	$1,690.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$98.6	$101.7
Accrued expenses and other liabilities	148.1	145.7
Accrued compensation and benefits	37.6	46.5
Current portion of long-term debt	1.1	1.1
Total Current Liabilities	285.4	295.0
LONG-TERM DEBT, NET OF CURRENT PORTION	597.1	574.2
DEFERRED INCOME TAXES	72.9	71.8
OTHER NONCURRENT LIABILITIES	48.1	44.9
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 27,887,661 shares at April 3, 2016 and 28,049,908 shares at December 31, 2015	2.8	2.8
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,379,290 shares at April 3, 2016 and December 31, 2015	0.6	0.6
Additional paid-in capital	516.2	512.0
Retained earnings	315.5	317.7
Accumulated other comprehensive loss	(104.0)	(128.2)
Total Stockholders’ Equity	731.1	704.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,734.6	$1,690.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	April 3, 2016	March 29, 2015
Net sales	$344.2	$356.2
Cost of goods sold	209.0	225.7
GROSS PROFIT	135.2	130.5
Selling, general and administrative expenses	102.6	105.7
Restructuring and other charges, net	1.4	2.0
OPERATING INCOME	31.2	22.8
Other (income) expense:
Interest income	(0.2)	(0.2)
Interest expense	6.7	5.9
Other income, net	(2.2)	(0.2)
Total other expense	4.3	5.5
INCOME BEFORE INCOME TAXES	26.9	17.3
Provision for income taxes	10.7	5.7
NET INCOME	$16.2	$11.6

BASIC EPS
NET INCOME PER SHARE	$0.47	$0.33
Weighted average number of shares	34.4	35.1

DILUTED EPS
NET INCOME PER SHARE	$0.47	$0.33
Weighted average number of shares	34.5	35.2

Dividends declared per share	$0.17	$0.15

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 3, 2016	March 29, 2015
Net income	$16.2	$11.6

Other comprehensive income (loss):
Foreign currency translation adjustments	24.4	(65.1)
Interest rate swap, net of tax	(0.2)	—
Defined benefit pension plans amortization of net losses included in net periodic pension cost, net of tax	—	0.2
Other comprehensive income (loss)	24.2	(64.9)
Comprehensive income (loss)	$40.4	$(53.3)

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 3, 2016	March 29, 2015
OPERATING ACTIVITIES
Net income	$16.2	$11.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7.3	7.9
Amortization of intangibles	5.1	5.1
Loss on disposal and impairment of property, plant and equipment and other	0.3	1.1
Stock-based compensation	2.8	2.3
Deferred income tax benefit	(1.0)	(1.8)
Gain on acquisition	(1.7)	—
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(16.0)	(21.6)
Inventories	(19.9)	(0.4)
Prepaid expenses and other assets	(2.3)	0.4
Accounts payable, accrued expenses and other liabilities	(12.7)	(3.8)
Net cash (used in) provided by operating activities	(21.9)	0.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9.2)	(5.6)
Proceeds from sale of property, plant, and equipment	0.1	—
Restricted cash	(18.2)	—
Business acquisitions, net of cash acquired	(2.1)	—
Net cash used in investing activities	(29.4)	(5.6)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	300.0	—
Payments of long-term debt	(275.4)	(0.3)
Payment of capital leases and other	(0.5)	(0.8)
Proceeds from share transactions under employee stock plans	0.6	0.5
Tax benefit of stock awards exercised	—	0.1
Payments to repurchase common stock	(12.5)	(9.4)
Debt issue costs	(2.1)	—
Dividends	(5.9)	(5.3)
Net cash provided by (used in) financing activities	4.2	(15.2)
Effect of exchange rate changes on cash and cash equivalents	10.3	(19.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(36.8)	(39.3)
Cash and cash equivalents at beginning of year	296.2	301.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259.4	$261.8
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	5.7	—
Cash paid, net of cash acquired	2.1	—
Gain on acquisition	1.7	—
Liabilities assumed	$1.9	—
Issuance of stock under management stock purchase plan	$0.7	$0.3
CASH PAID FOR:
Interest	$1.2	$1.2
Income taxes	$5.5	$5.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of April 3, 2016, the Consolidated Statements of Operations for the first quarters ended April 3, 2016 and March 29, 2015, the Consolidated Statements of Comprehensive Income (Loss) for the first quarters ended April 3, 2016 and March 29, 2015, and the Consolidated Statements of Cash Flows for the first quarters ended April 3, 2016 and March 29, 2015.

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” effective for public companies beginning with the first interim period after December 15, 2015. This Update required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts as opposed to an asset. This is considered a change in accounting principal, and the Company applied the new guidance as of April 3, 2016 and on a retrospective basis. Therefore, we have restated our long-term debt and other asset balances in the Balance Sheet for December 31, 2015 for comparative purposes.  Refer to Note 10 below for further details.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	April 3, 2016
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2016	Acquired During the Period	Foreign Currency Translation and Other	Balance April 3, 2016	Balance January 1, 2016	Impairment Loss During the Period	Balance April 3, 2016	April 3, 2016
	(in millions )
Americas	$391.2	$—	$0.6	$391.8	$(24.5)	$—	$(24.5)	$367.3
Europe, Middle East and Africa (EMEA)	238.6	—	4.4	243.0	(129.7)	—	(129.7)	113.3
Asia-Pacific	26.3	3.3	0.3	29.9	(12.9)	—	(12.9)	17.0
Total	$656.1	$3.3	$5.3	$664.7	$(167.1)	$—	$(167.1)	$497.6

	December 31, 2015
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2015	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2015	Balance January 1, 2015	Impairment Loss During the Period	Balance December 31, 2015	December 31, 2015
	(in millions)
Americas	$398.0	$—	$(6.8)	$391.2	$(24.5)	$—	$(24.5)	$366.7
EMEA	265.5	—	(26.9)	238.6	—	(129.7)	(129.7)	108.9
Asia-Pacific	12.9	12.9	0.5	26.3	(12.9)	—	(12.9)	13.4
Total	$676.4	$12.9	$(33.2)	$656.1	$(37.4)	$(129.7)	$(167.1)	$489.0

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year.

On February 26, 2016, the Company acquired an additional 50% of the outstanding shares of AERCO Korea Co., Ltd., (“AERCO Korea”) for an aggregate purchase price of approximately $4 million. Prior to February 26, 2016, the Company held a 40% interest in AERCO Korea, which operated as a joint venture. The Company completed a preliminary purchase price allocation that resulted in the recognition of $3.3 million in goodwill and $1.6 million in intangible assets.

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

On November 30, 2015, the Company completed the acquisition of 80% of the outstanding shares of Apex Valves Limited (“Apex”), a New Zealand company, with a commitment to purchase the remaining 20% ownership within three years of closing. The aggregate purchase price was approximately $20.4 million. The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $12.9 million in goodwill and $10.1 million in intangible assets.

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

Intangible assets include the following:

	April 3, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.1	$(14.3)	$1.8	$16.1	$(14.1)	$2.0
Customer relationships	215.2	(105.8)	109.4	212.5	(102.1)	110.4
Technology	41.6	(16.8)	24.8	41.3	(16.1)	25.2
Trade Names	22.1	(6.8)	15.3	21.9	(6.4)	15.5
Other	6.9	(5.9)	1.0	9.4	(5.9)	3.5
Total amortizable intangibles	301.9	(149.6)	152.3	301.2	(144.6)	156.6
Indefinite-lived intangible assets	36.9	—	36.9	36.2	—	36.2
Total	$338.8	$(149.6)	$189.2	$337.4	$(144.6)	$192.8

The Company acquired $1.6 million in intangible assets as part of the AERCO Korea acquisition, consisting entirely of customer relationships. The amortization period of these customer relationships is 10 years.

Aggregate amortization expense for amortizable intangible assets for both the first quarters of 2016 and 2015 was $5.1 million.  Additionally, future amortization expense for the next five years on amortizable intangible assets is expected to be approximately $15.3 million for the remainder of 2016, $19.5 million for 2017, $16.6 million for 2018, $12.6 million for 2019 and $12.2 million for 2020. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.3 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 3.8 years, 11.3 years, 9.3 years, 14.3 years and 20.6 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  Under this plan, key employees have been granted nonqualified stock options to purchase the Company’s Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, most options granted in 2014 become exercisable over a three-year period at the rate of one-third per year.  Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s practice has been to grant all options at fair market value on the grant date. Beginning in 2015, the Company stopped granting stock options as part of its annual equity awards to employees and the Company did not issue any stock options in the first three months of 2016 or 2015.

The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year, except that most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. In 2016, the Company changed the timing of its annual grant to the first quarter compared to past annual grants in the third quarter. The Company issued 110,295 shares of restricted stock awards and deferred shares in the first three months of 2016 related to the annual grant.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units vest at the end of the performance period set by the Compensation Committee of our Board of Directors at the time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted.   The recipient of a performance stock unit award may earn from no shares to twice the number of target shares awarded to such recipient.  The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted.  If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 106,724 of annual awards for performance stock units during the first three months of 2016 and did not issue any performance stock units in the first three months of 2015.

The Company has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant. Beginning with annual incentive compensation for 2016, the purchase price for RSUs has been increased to 80% of the fair market value of the Company’s Class A common stock.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 88,882 RSUs and 59,995 RSUs in the first three months of 2016 and 2015, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant using the Black-Scholes-Merton Model based on the following weighted average assumptions:

	2016	2015
Expected life (years)	3.0	3.0
Expected stock price volatility	24.8%	23.4%
Expected dividend yield	1.3%	1.2%
Risk-free interest rate	0.9%	1.1%

The above assumptions were used to determine the weighted average grant-date fair value of RSUs of $18.15 and $19.04 in 2016 and 2015, respectively.

A more detailed description of each of these plans can be found in Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $11.4 million and $14.4 million for the first quarters of 2016 and 2015, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $6.6 million and $6.4 million for the first quarters of 2016 and 2015, respectively.

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

New Accounting Standards

In April 2016, the FASB issued ASU2016-10, “Revenue from Contracts with Customers-Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the guidance on identifying performance obligations and licensing implementation guidance determined in ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which is not yet affective. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016 and all interim periods thereafter.  Amendments related to the timing of income tax consequences and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory requirement should be applied retrospectively. Amendments requiring recognition of income tax consequences in the income statement should be applied prospectively. The Company is assessing the impact of this standard on the Company’s financial statements.

In March 2016, the FASB issued ASU2016-08, “Revenue from Contracts with Customers-Principal versus Agent Consideration.” ASU 2016-08 clarifies the guidance on principal versus agent considerations determined in ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which is not yet affective. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU2016-06, “Contingent Put and Call Options in Debt Instruments”. ASU 2016-06 clarifies the requirements for assessing whether a contingent put (call) options that can accelerate the principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for financial statements issued for annual periods beginning after December 15, 2016 and all interim periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU2016-02, “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term for both finance and operating leases. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018 and all interim periods thereafter. Earlier application is permitted for all entities. The Company is assessing the impact of this standard on the Company’s financial statements.

3.     Acquisitions

AERCO Korea

On February 26, 2016, the Company acquired an additional 50% of the outstanding shares of AERCO Korea for an aggregate purchase price of approximately $4 million. Prior to February 26, 2016, the Company held a 40% interest in AERCO Korea, which operated as a joint venture. The Company now owns 90% of the outstanding shares of AERCO Korea and as part of the transaction committed to purchasing the remaining 10% ownership by December 31, 2017. AERCO Korea sells AERCO U.S. products in Korea, including commercial high-efficiency boilers and water heaters.  AERCO Korea strengthens Watts’ strategic vision to expand solutions sales into Asia-Pacific. The Company accounted for the transaction as a step acquisition within a business combination. The Company recognized a $1.7 million pre-tax gain on the previously held 40% ownership interest in the first quarter of 2016.

The Company completed a  purchase price allocation that resulted in the recognition of $3.3 million in goodwill, $1.6 million in intangible assets and $0.8 million as the estimate of the acquisition date fair value on commitment to purchase the remaining 10% ownership by December 31, 2017. The intangible assets acquired consisted entirely of customer relationships. The amortization period of these customer relationships is 10 years. The goodwill is not deductible for tax purposes. The results of AERCO Korea are not material to the Company’s consolidated financial statements. The balance sheet and results of operations for AERCO Korea are included in the Company’s Asia-Pacific segment since acquisition date.

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

The Company accounted for the transaction as a business combination. The Company completed a purchase price allocation that resulted in the recognition of $12.9 million in goodwill and $10.1 million in intangible assets. Intangible assets consist primarily of customer relationships with an estimated life of 10 years and a trade name with an estimated life of 15 years. The goodwill is not deductible for tax purposes. The results of Apex are not material to the Company’s consolidated financial statements. The results of operations for Apex are included in the Company’s Asia-Pacific segment since acquisition date.

4.     Sale of Business

Agreement to Sell a China Operating Entity

On September 22, 2015, the Company signed an agreement to sell an operating entity in China whose manufacturing facility was dedicated to the production of non-core products. As of April 3, 2016, the Company had stopped manufacturing at the facility and met the requirements for held for sale classification on the consolidated balance sheet. The Company reclassified $11.4 million of assets to assets held for sale as of the balance sheet date and the assets primarily relate to land use rights, building and machinery. As of April 3, 2016, the Company had deposited $18.2 million in cash into an escrow account as part of the agreement.  The Company classified the $18.2 million deposit as restricted cash on the consolidated balance sheet and statement of cash flows as of April 3, 2016. This cash will be returned to the Company once the sale is completed, which is expected to occur in the second quarter of 2016. The sales price will exceed the carrying value of the assets.  The Company currently estimates the pre-tax gain on sale to range from $8 million to $9 million and includes approximately $8 million relating to non-cash cumulative translation adjustments that will be reversed on liquidation of the entity.

5.     Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liability, and redeemable financial instruments. The fair values of these certain financial assets and liabilities were determined using the following inputs at April 3, 2016 and December 31, 2015:

	Fair Value Measurements at April 3, 2016 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.0	$3.0	$—	$—
Total assets	$3.0	$3.0	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$3.0	$3.0	$—	$—
Redeemable financial instrument(3,4)	6.6	—	—	6.6
Total liabilities	$9.6	$3.0	$—	$6.6

	Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.3	$3.3	$—	$—
Total assets	$3.3	$3.3	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$3.3	$3.3	$—	$—
Redeemable financial instrument (3)	5.7	—	—	5.7
Total liabilities	$9.0	$3.3	$—	$5.7

(1)         Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)         Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)         Included in the Company’s consolidated balance sheet in other noncurrent liabilities as of April 3, 2016 and December 31, 2015 and relates to a mandatorily redeemable equity instrument as part of the Apex acquisition in 2015.

(4)         Included in the Company’s consolidated balance sheet in other noncurrent liabilities as of April 3, 2016 and relates to a mandatorily redeemable equity instrument as part of the AERCO Korea acquisition.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2015 to April 3, 2016.

	Balance			Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2015	Settlements	Purchases	Net earnings adjustments	Comprehensive income	April 3, 2016
	(in millions)
Redeemable financial instrument	$5.7	—	$0.8	—	$0.1	$6.6

In connection with the acquisition of AERCO Korea in the first quarter of 2016, a liability of $0.8 million was recognized as the estimate of the acquisition date fair value of the mandatorily redeemable equity instrument. This liability is classified as Level 3 under the fair value hierarchy as it is based on the commitment to purchase the remaining 10% of AERCO Korea shares by December 31, 2017, which is not observable in the market.

In connection with the acquisition of Apex in the fourth quarter of 2015, a liability of $5.5 million was recognized as the estimate of the acquisition date fair value of the mandatorily redeemable equity instrument. This liability is classified as Level 3 under the fair value hierarchy as it is based on the commitment to purchase the remaining 20% of Apex shares within the next three years, which is not observable in the market.

The Company uses financial instruments from time to time to enhance its ability to manage risk, including foreign currency, interest rates and commodity pricing exposures, which exist as part of its ongoing business operations. The use of derivatives exposes the Company to counterparty credit risk for nonperformance and to market risk related to changes in currency exchange rates, interest rates and commodity prices. The Company manages its exposure to counterparty credit risk through diversification of counterparties. The Company’s counterparties in derivative transactions are substantial commercial banks with significant experience using such derivative instruments. The impact of market risk on the fair value and cash flows of the Company’s derivative instruments is monitored and the Company restricts the use of derivative financial instruments to hedging activities. The Company does not enter into contracts for trading purposes nor does the Company enter into any contracts for speculative purposes. The use of derivative instruments is approved by senior management under written guidelines.

Interest Rate Swap

On February 12, 2016, the Company entered into a new Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving

Commitment (“Revolver”) of $500 million, none of which was drawn as of April 3, 2016.  Both facilities mature on February 12, 2021, five years after the date of the Credit Agreement.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Upon intended election of Adjusted LIBOR as the interest rate, the Term Loan has quarterly interest payments beginning May 12, 2016 and quarterly principal repayments commencing on March 31, 2017. The Revolver has the same quarterly interest payment dates as the Term Loan, and a balloon payment of principal on maturity date.

Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR indexed interest payments related to the Term Loan and Revolver, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021.  The Company formally documents our hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the three months ended April 3, 2016, a loss of $0.2 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Non-Designated Cash Flow Hedge

The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British pound. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. These forward exchange contracts are not designated as cash flow or fair value hedges. The Company entered into one forward exchange contract to manage the foreign currency rate exposure between the Canadian dollar and the euro regarding an intercompany loan. This forward contract is marked-to-market with changes in the fair value recorded to earnings. The Company recorded a loss of $0.3 million for the first quarter ended April 3, 2016 related to the foreign exchange contract. We did not have any forward contracts in the first three months of 2015.

Fair Value

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

	April 3,	December 31,
	2016	2015
	(in millions)
Carrying amount	$598.2	$575.3
Estimated fair value	$605.9	$584.1

6.     Restructuring and Other Charges, Net

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

A summary of the pre-tax cost by restructuring program is as follows:

	First Quarter Ended
	April 3, 2016	March 29, 2015
	(in millions)
Restructuring costs:
2015 Actions	$1.0	$1.3
2013 Actions	—	0.5
Other Actions	0.4	0.2
Total restructuring and other charges, net	$1.4	$2.0

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	First Quarter Ended
	April 3, 2016	March 29, 2015
	(in millions)
Americas	$0.8	$1.3
EMEA	0.4	0.8
Asia-Pacific	0.2	—
Corporate	—	(0.1)
Total	$1.4	$2.0

2015 Actions

In 2015, the Board of Directors of the Company approved a program relating to the transformation of the Company’s Americas and Asia-Pacific businesses. The first phase of the program primarily involved the exit of low-margin, non-core product lines and global sourcing actions. The Company eliminated approximately $165 million of combined Americas and Asia-Pacific net sales primarily within the Company’s do-it-yourself (DIY) distribution channel. As part of the rationalization exercise, the Company entered into an agreement to sell an operating entity in China whose manufacturing facility was dedicated exclusively to the manufacturing of products being rationalized. The Company expects to complete the sale in the second quarter of 2016 for approximately $9 million. The second phase of the program involves reducing the square footage of the Company’s Americas facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. The second phase is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements.

On a combined basis, the total estimated pre-tax cost for the Company’s transformation program related to its Americas and Asia-Pacific businesses is $63 million to $68 million, including restructuring costs of $20.4 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of $29 million to $34 million. The other transformation and deployment costs include consulting and project management fees, inventory write offs and other associated costs. Costs of the program are expected to be incurred through 2017.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s transformation program related to its Americas and Asia-Pacific businesses):

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—2015	$8.5	0.7	1.6	2.8	13.6
Costs incurred—first quarter 2016	0.2	0.2	0.2	0.4	1.0
Remaining costs to be incurred	0.3	0.3	0.9	4.3	5.8
Total expected restructuring costs	$9.0	$1.2	$2.7	$7.5	$20.4

The following table summarizes total restructuring costs for the period ended April 3, 2016, incurred program to date and expected pre-tax restructuring costs by business segment for the Company’s Americas and Asia-Pacific 2015 transformation program:

	Period Ended April 3, 2016	Incurred to Date	Total Expected Costs
	(in millions)
Asia-Pacific	$0.2	$4.4	$4.7
Americas	0.8	10.2	15.7
Total restructuring costs	$1.0	$14.6	$20.4

Details of the restructuring reserve activity for the Company’s Americas and Asia-Pacific 2015 transformation program for the period ended April 3, 2016 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2015	$5.0	$0.4	$—	$1.0	$6.4
Net pre-tax restructuring charges	0.2	0.2	0.2	0.4	1.0
Utilization and foreign currency impact	$(1.1)	$(0.6)	(0.2)	(0.4)	$(2.3)
Balance at April 3, 2016	$4.1	$—	$—	$1.0	$5.1

Other Actions

The Company also periodically initiates other actions which are not part of a major program. In the fourth quarters of 2015 and 2014, management initiated certain restructuring actions and strategic initiatives with respect to the Company’s EMEA segment in response to the ongoing economic challenges in Europe and additional product rationalization. The restructuring actions primarily include expected severance benefits and limited costs relating to asset write offs, professional fees and relocation. The 2015 EMEA restructuring action is subject to completion of statutory and labor relations requirements, including consultation with and receipt of advisory opinions from the relevant works councils.

The total pre-tax charge for the 2015 restructuring initiatives is expected to be approximately $10 million, of which approximately $7.0 million was incurred as of April 3, 2016 for the program to date. The remaining expected costs relate to severance, legal and relocation costs and are expected to be completed by the end of the fourth quarter of 2016.

The total pre-tax charge for the 2014 restructuring initiatives is expected to be approximately $8 million, of which approximately $6.7 million was incurred as of April 3, 2016 for the program to date. The remaining costs relate to severance, asset write-offs and relocation costs and are expected to be completed by the end of the fourth quarter of 2016.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2015 restructuring actions:

	Severance	Legal and consultancy	Facility exit and other	Total
	(in millions)
Costs incurred—2015	6.6	—	0.3	6.9
Costs incurred—first quarter 2016	0.1	—	—	0.1
Remaining costs to be incurred	0.9	2.0	0.1	3.0
Total expected restructuring costs	$7.6	$2.0	$0.4	$10.0

Details of the Company’s EMEA 2015 restructuring reserve activity for the period ended April 3, 2016 are as follows:

	Severance	Legal and consultancy	Facility exit and other	Total
	(in millions)
Balance at December 31, 2015	$6.4	$—	$—	$6.4
Net pre-tax restructuring charges	0.1	—	—	0.1
Utilization and foreign currency impact	(0.2)	—	—	(0.2)
Balance at April 3, 2016	$6.3	$—	$—	$6.3

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2014 restructuring actions:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—2014	$6.9	$—	$—	$—	$6.9
Costs incurred—2015	(1.0)	0.2	0.3	—	(0.5)
Costs incurred—first quarter 2016	0.2	—	0.1	—	0.3
Remaining costs to be incurred	0.6	—	0.6	0.1	1.3
Total expected restructuring costs	$6.7	$0.2	$1.0	$0.1	$8.0

Details of the Company’s EMEA 2014 restructuring reserve activity for the period ended April 3, 2016 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Total
	(in millions)
Balance at December 31, 2015	$2.6	$—	$—	$2.6
Net pre-tax restructuring charges	0.2	—	0.1	0.3
Utilization and foreign currency impact	(0.9)	—	(0.1)	(1.0)
Balance at April 3, 2016	$1.9	$—	$—	$1.9

7.     Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 3, 2016			For the First Quarter Ended March 29, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income	$16.2	34.4	$0.47	$11.6	35.1	$0.33
Effect of dilutive securities:
Common stock equivalents		0.1			0.1
Diluted EPS:
Net income	$16.2	34.5	$0.47	$11.6	35.2	$0.33

Options to purchase $0.2 million and 0.3 million shares of Class A common stock were outstanding during the first quarters of 2016 and 2015, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program. As of April 3, 2016, there was approximately $70.3 million remaining authorized for share repurchases under this program.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The stock repurchase program was completed in September 2015, after the Company expended the entire $90 million authorized under the program.

The following table summarizes the cost and the number of Class A common stock repurchased under the April 30, 2013 and July 27, 2015 programs during the three month periods ended April 3, 2016 and March 29, 2015:

	For the First Quarter Ended April 3, 2016		For the First Quarter Ended March 29, 2015
	Number of shares repurchased	Cost of shares repurchased	Number of shares repurchased	Cost of shares repurchased
	(amounts in millions, except share amount)
Stock repurchase programs:
April 30, 2013	—	$—	164,000	$9.4
July 27, 2015	267,931	12.5	—	—
Total	267,931	$12.5	164,000	$9.4

8.     Segment Information

The Company operates in three geographic segments: Americas, EMEA, and Asia-Pacific. Each of these segments has separate financial results that are reviewed by the Company’s chief operating decision-maker. All intercompany sales transactions have been eliminated. Sales by region are based upon location of the entity recording the sale. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	First Quarter Ended
	April 3, 2015	March 29, 2015
	(in millions)
Net sales
Americas	$222.3	$237.4
EMEA	111.0	109.0
Asia-Pacific	10.9	9.8
Consolidated net sales	$344.2	$356.2

Operating income (loss)
Americas	$28.1	$24.2
EMEA	10.2	5.4
Asia-Pacific	1.3	1.5
Subtotal reportable segments	39.6	31.1

Corporate (*)	(8.4)	(8.3)
Consolidated operating income	31.2	22.8

Interest income	(0.2)	(0.2)
Interest expense	6.7	5.9
Other income	(2.2)	(0.2)
Income before income taxes	$26.9	$17.3
Capital expenditures
Americas	$7.3	$4.1
EMEA	1.7	1.2
Asia-Pacific	0.2	0.3
Consolidated capital expenditures	$9.2	$5.6

Depreciation and amortization
Americas	$6.6	$7.0
EMEA	4.9	5.4
Asia-Pacific	0.9	0.6
Consolidated depreciation and amortization	$12.4	$13.0

Identifiable assets (at end of period)
Americas	$1,006.3	$1,060.2
EMEA	607.1	714.8
Asia-Pacific	121.2	84.9
Consolidated identifiable assets	$1,734.6	$1,859.9

Property, plant and equipment, net (at end of period)
Americas	$92.4	$90.1
EMEA	84.4	86.6
Asia-Pacific	8.5	12.8
Consolidated property, plant and equipment, net	$185.3	$189.5

*   Corporate expenses are primarily for administrative compensation expense, internal controls costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2015 consolidated financial statements included in its Annual Report on Form 10-K.

The U.S. property, plant and equipment of the Company’s Americas segment was $88.8 million and $86.3 million at April 3, 2016 and March 29, 2015, respectively.  The following includes U.S. net sales of the Company’s Americas segment:

	First Quarter Ended
	April 3, 2016	March 29, 2015
	(in millions)

U.S. net sales	$207.9	$221.4

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	First Quarter Ended
	April 3, 2016	March 29, 2015
	(in millions)
Intersegment Sales
Americas	$2.8	$1.8
EMEA	2.6	2.7
Asia-Pacific	25.4	30.5
Intersegment sales	$30.8	$35.0

9.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation	Pension Adjustment	Interest Rate Swap	Accumulated Other Comprehensive Loss
	(in millions)

Balance December 31, 2015	$(128.2)	$—	$—	$(128.2)
Change in period	24.4	—	(0.2)	24.2
Balance April 3, 2016	$(103.8)	$—	$(0.2)	$(104.0)

Balance December 31, 2014	$(53.0)	$(36.1)	$—	$(89.1)
Change in period	(65.1)	0.2	$—	(64.9)
Balance March 29, 2015	$(118.1)	$(35.9)	$—	$(154.0)

The Company’s Pension Plan for U.S. employees was terminated effective July 31, 2014 and the Company’s Supplemental Employees Retirement Plan (the “SERP”) was terminated effective May 15, 2014. In September 2015, the Company settled all benefit obligations relating to these two plans for $43.2 million.

10.  Debt

On February 12, 2016, the Company terminated its prior credit agreement and entered into a new Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio plus, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, 10% in the fourth and fifth years, and the remaining unpaid balance paid in full on the maturity date. Payments when due are made ratably each year in quarterly installments. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

As of April 3, 2016, the Company was in compliance with all covenants related to the Credit Agreement and had $475.1 million of unused and available credit under the Credit Agreement and $24.9 million of stand-by letters of credit outstanding on the Credit Agreement. The Company has $300 million of borrowings outstanding on the term loan as of April 3, 2016.

The Company is a party to several note agreements as further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2015.  These note agreements require the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of April 3, 2016, the Company was in compliance with all covenants regarding these note agreements.

In April 2015, the FASB issued ASU2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts as opposed to an asset. This ASU was effective for public companies beginning with the first interim period after December 15, 2015. This is considered a change in accounting principal, and the new guidance has been applied on a retrospective basis. As of April 3, 2016, the Company had total debt outstanding of $600.9 million and total unamortized debt issuance costs on the debt outstanding of $3.8 million. The long-term debt, net of current portion and net of debt issuance costs was $597.1 million as of April 3, 2016. As of December 31, 2015, the Company had total debt outstanding of $576.2 million and total debt issuance costs on this debt outstanding of $2.0 million. In order to apply the guidance on a retrospective basis, the Company reclassified debt issuance costs as of December 31, 2015 from other assets against total long-term debt outstanding. Therefore, the restated long-term debt, net of current portion balance as of December 31, 2015 is $574.2 million, and the restated other long-term asset balance as of December 31, 2015 is $11.9 million.

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

As of April 3, 2016, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $3.9 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Connector Class Actions

In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors. On June 26, 2015, plaintiffs in the three actions filed a consolidated amended complaint, under the case captioned Ponzo v. Watts Regulator Co., in the United States District Court for the District of Massachusetts (hereinafter “Ponzo”). Watts Water Technologies was voluntarily dismissed from the Ponzo case. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys’ fees and costs. On August 7, 2015, the Company filed a motion to dismiss the complaint, which motion was temporarily withdrawn pending final approval of the settlement.

In February 2015, Watts Regulator Co. was named as a defendant in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of the Company’s Floodsafe connectors (hereinafter “Klug”). On June 26, 2015, the Company filed a partial motion to dismiss the complaint. In response, on July 17, 2015, plaintiff filed an amended complaint which added additional named plaintiffs and sought to correct deficiencies in the original complaint, Klug v. Watts Regulator Co., United States District Court for the District of Nebraska. Watts Water Technologies, Inc. was dismissed as a defendant. The complaint seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys’ fees and costs. On July 31, 2015, the Company filed a partial motion to dismiss the complaint which was granted in part and denied in part on December 29, 2015. The Company answered the amended complaint on February 2, 2016. No formal discovery has yet been conducted.

The Company participated in mediation sessions of the Ponzo and Klug cases in December 2015 and January 2016. On February 16, 2016, the Company reached an agreement in principle to settle all claims. The proposed total settlement amount is $14 million, of which the Company is expected to pay approximately $4.1 million after insurance proceeds, of up to $9.9 million. The parties executed final written settlement agreements in April 2016. A motion for preliminary approval of the settlement was submitted on May 4, 2016. The settlement is subject to preliminary court approval and final court approval after a fairness hearing. Accordingly, there can be no assurance that the proposed settlement will be approved in its current form. If the settlement is not approved, the Company intends to continue to vigorously contest the allegations in these cases.

During the fourth quarter of 2015, the Company recorded a liability of $14 million related to the Ponzo and Klug matters of which $7.8 million was included in current liabilities and $6.2 million in other noncurrent liabilities. In addition, a $9.5 million receivable was recorded in current assets related to insurance proceeds due, based on costs incurred as of December 31, 2015, subject to a separate final written settlement agreement that becomes effective if the class action settlement is approved.

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

Asbestos Litigation

The Company is defending approximately 312 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

Other Litigation

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company.

12.  Subsequent Events

On May 10, 2016, the Company declared a quarterly dividend of eighteen cents ($0.18) per share on each outstanding share of Class A common stock and Class B common stock payable on June 16, 2016 to stockholders of record at the close of business on June 2, 2016.

On April 28, 2016, the Company borrowed $230 million under the Revolving Credit Facility to pay off all amounts outstanding under its $225 million of 5.85% Senior Notes due April 30, 2016 (the “April 2016 Notes”).  As of April 28, 2016, subject to the terms and conditions of the Credit Agreement, approximately $245 million of revolving credit remains unused and potentially available.

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

Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). In September 2015, we divested a substantial portion of our DIY business in the Americas, which has reduced the significance of DIY as a distribution channel for our products in 2016. In 2016, we have added specialty as an additional primary distribution channel. The specialty channel primarily includes independent representatives who sell high-efficiency boilers and water heaters, independent water filtration and conditioning dealers, specialty floor and tile distributors, and food service distributors. This specialty channel is distinct and is managed separately from our traditional plumbing wholesale channel. The specialty channel was previously reported in the wholesale channel.

We believe that the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; continued enforcement of plumbing and building codes; and a healthy economic environment. We have completed 23 acquisitions in little over a decade. Our acquisition strategy focuses on businesses that promote our key macro themes around safety & regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets or geographies, improved channel access, unique and/or proprietary technologies or advanced production capabilities.

We strive to invest in product innovation that meets the needs of our customers and our end markets. Our focus is on differentiated products that provide greater opportunity to distinguish ourselves in the market place and on providing system solutions to our customers rather than simply supplying components. We continually look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

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

Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 40% of our sales in the first quarter ended April 3, 2016, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product testing capability, breadth of product offerings, increased focus on product development and offering systems and solutions, and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $35 to $40 million during 2016 for purchases of capital equipment to continue to improve our manufacturing capabilities.

During the first quarter of 2016, sales decreased $12 million as compared to the first quarter of 2015, primarily due to the 2015 exit of our non-core products, which caused a decrease of $28.8 million in sales, and unfavorable foreign exchange movements of $5.1 million, offset partially by an increase in our organic sales growth of $19.3 million and sales from acquisitions of $2.6 million. The foreign exchange impact was due to the depreciation of the euro and Canadian dollar against the U.S. dollar.  Organic sales increased by approximately 5.5% compared to last year’s comparable period due to growth across all regions, as well as approximately two to three additional shipping days compared to the first quarter of 2015. The positive impact of additional shipping days in the first quarter of 2016 will be offset in the fourth quarter of 2016. Organic sales in the first quarter of 2016 increased by $13.6 million, or 5.7%, in the Americas, $5.1 million, or 4.7%, in EMEA, and $0.5 million, or 5.1% in Asia-Pacific. Excluding the additional shipping days, consolidated organic growth was 2%.   Organic sales exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons.  We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.  Operating income of $31.2 million increased by $8.4 million, or 36.8%, in the first quarter of 2016 as compared to the first quarter of 2015, driven primarily by favorable product mix and productivity, including incremental restructuring savings, and favorable material costs.

In 2015, our Board of Directors approved a program relating to the transformation of our Americas and Asia-Pacific businesses.  The first phase of the program primarily involved the exit of low-margin, non-core product lines and global sourcing actions.  We eliminated approximately $165 million of our combined Americas and Asia-Pacific net sales that primarily sell through our DIY distribution channel. We discontinued selling our remaining rationalized product lines as of the end of the first quarter of 2016. As part of the rationalization exercise, we entered into an agreement to sell an operating entity in China whose facility was dedicated exclusively to the manufacturing of products being rationalized. We expect to complete the sale in the second quarter of 2016 for approximately $9 million. The second phase of the program involves decreasing the square footage of our Americas facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. The second phase is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements.

On a combined basis, the total estimated pre-tax cost for our transformation program related to our Americas and Asia-Pacific businesses is $63 million to $68 million, including restructuring costs of $20.4 million, goodwill and intangible asset impairments of $13.4 million and other transformation and deployment costs of approximately $29 million to $34 million. Other transformation and deployment costs include consulting and project management fees, inventory write offs and other associated costs. Costs of the program are expected to be incurred through 2017. Refer to Note 6 of the Notes to Consolidated Financial Statements for further details.

We review our business and operating structure on a regular basis and implement restructuring initiatives as needed. The 2014 EMEA restructuring actions are substantially complete. We also announced a restructuring effort in EMEA in the fourth quarter of 2015 in response to the current market conditions and to better align our internal cost base with the external market environment. The EMEA restructuring action is subject to completion of statutory and labor relations requirements, including consultation with and receipt of advisory opinions from the relevant works councils. Refer to Note 6 of the Notes to Consolidated Financial Statements for a more detailed explanation of our restructuring activities.

Recent Events

On May 10, 2016, we declared a quarterly dividend of eighteen cents ($0.18) per share on each outstanding share of Class A common stock and Class B common stock.

On April 28, 2016, we borrowed $230 million under the Revolving Credit Facility to pay off all amounts outstanding under our $225 million of 5.85% Senior Notes due April 30, 2016 (the “April 2016 Notes”).  As of April 28, 2016, subject to the terms and conditions of the Credit Agreement, approximately $245 million of revolving credit remains unused and potentially available.

Results of Operations

First Quarter Ended April 3, 2016 Compared to First Quarter Ended March 29, 2015

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first quarters of 2016 and 2015 were as follows:

	First Quarter Ended April 3, 2016		First Quarter Ended March 29, 2015			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$222.3	64.6%	$237.4	66.6%	$(15.1)	(4.3)%
EMEA	111.0	32.2	109.0	30.6	2.0	0.6
Asia-Pacific	10.9	3.2	9.8	2.8	1.1	0.3
Total	$344.2	100.0%	$356.2	100.0%	$(12.0)	(3.4)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$13.6	$5.1	$0.5	$19.3	3.8%	1.5%	0.2%	5.5%	5.7%	4.7%	5.1%
Foreign exchange	(1.6)	(3.1)	(0.3)	(5.1)	(0.5)	(0.9)	(0.1)	(1.5)	(0.7)	(2.8)	(3.1)
Divested	(27.1)	—	(1.7)	(28.8)	(7.6)	—	(0.5)	(8.1)	(11.4)	—	(17.3)
Acquired	—	—	2.6	2.6	—	—	0.7	0.7	—	—	26.5
Total	$(15.1)	$2.0	$1.1	$(12.0)	(4.3)%	0.6%	0.3%	(3.4)%	(6.4)%	1.8%	11.2%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Specialty	Total	Wholesale	DIY	OEMs	Specialty
Americas	$7.9	$0.9	$1.2	$3.6	$13.6	6.5%	6.0%	6.9%	6.9%
EMEA	4.2	(0.2)	1.1	—	5.1	7.5	(9.1)	2.2	—
Asia-Pacific	1.4	—	(0.9)	—	0.5	28.0	—	(29.0)	—
Total	$13.6	$0.7	$1.4	3.6	$19.3

Organic net sales in the Americas increased $13.6 million compared to the first quarter of 2015 primarily due to growth in our drains business, control valves and specialty products compared to the first quarter of 2015.  The Americas also benefitted from approximately two to three additional shipping days in the first quarter of 2016 compared to the first quarter of 2015. The change in organic net sales by channel in the Americas excludes divested sales for both periods presented.

Organic net sales in EMEA increased $5.1 million as compared to the first quarter of 2015 primarily due to an increase in wholesale and OEM sales in water and plumbing and electronics products. These increases were partially offset by decreases in sales in HVAC and drains products.  EMEA also benefitted from approximately two to three additional shipping days in the first quarter 2016 compared to the first quarter 2015.

Organic net sales in the Asia-Pacific wholesale market increased slightly as compared to the first quarter of 2015 primarily due to increased sales of valves outside of China. Asia-Pacific also benefitted from approximately two to three additional shipping days in the first quarter 2016 compared to the first quarter 2015.

The decrease in total net sales due to foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2016. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The decrease in total net sales due to divested products of $28.8 million was primarily due to the exit of our low margin, non-core products beginning after the first quarter 2015 in our Americas and Asia-Pacific segments.

The increase in total net sales due to acquisitions related to the acquisition of Apex during the fourth quarter of 2015 in our Asia-Pacific segment.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2016 and 2015 were as follows:

	First Quarter Ended
	April 3, 2016	March 29, 2015
	(dollars in millions)
Gross profit	$135.2	$130.5
Gross margin	39.3%	36.6%

Americas’ gross margin increased compared to the first quarter of 2015 due primarily to a favorable product mix, including the 2015 exit of our low-margin, non-core product lines, as well as manufacturing efficiencies and material costs savings. EMEA’s gross margin increased primarily due to manufacturing productivity, restructuring savings and material costs savings, compared to the first quarter of 2015.  Asia-Pacific’s gross margin increased primarily due to product mix including the Apex Valves Limited (“Apex”) acquisition. Refer to Note 3 of the Notes to Consolidated Financial Statements for further details on the acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first quarter of 2016 decreased $3.1 million, or 2.9%, compared to the first quarter of 2015.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(2.6)	(2.5)%
Foreign exchange	(1.4)	(1.3)
Acquisition	0.9	(0.9)
Total	$(3.1)	(2.9)%

The organic decrease in SG&A expenses was primarily due to lower freight and commission costs of $1.5 million,  pension costs of $1.0 million, and transformation costs of $1.5 million, offset by higher product liability costs of $0.9 million and stock-based compensation costs of $0.8 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease in pension costs is due to the termination of our pension plan and supplemental employee retirement plan obligations in 2015. The decrease in transformation costs is primarily due to higher EMEA transformation costs incurred in the first quarter of 2015.The decrease in SG&A expenses from foreign exchange was primarily due to the depreciation of the euro and the Canadian dollar against the U.S. dollar in 2016.  Acquired SG&A expenses relate to the Apex acquisition. Total SG&A expenses, as a percentage of sales, were 29.8% in the first quarter of 2016 and 29.7% in the first quarter of 2015.

Restructuring and Other Charges, Net. In the first quarter of 2016, we recorded a net charge of $1.4 million primarily for the transformation of our Americas and Asia-Pacific businesses and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $2.0 million of restructuring charges for the first quarter of 2015. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements for further details.

Operating Income.  Operating income (loss) by geographic segment for the first quarters of 2016 and 2015 was as follows:

	First Quarter Ended			% Change to Consolidated Operating
	April 3, 2016	March 29, 2015	Change	Income
	(dollars in millions)
Americas	$28.1	$24.2	$3.9	17.1%
EMEA	10.2	5.4	4.8	21.0
Asia-Pacific	1.3	1.5	(0.2)	(0.9)
Corporate	(8.4)	(8.3)	(0.1)	(0.4)
Total	$31.2	$22.8	$8.4	36.8%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$3.6	$4.7	$(0.1)	$(0.1)	$8.1	15.8%	20.6%	(0.4)%	(0.4)%	35.5%	14.9%	87.0%	(6.6)%	(1.2)%
Foreign exchange	(0.2)	(0.3)	(0.1)	—	(0.6)	(0.9)	(1.3)	(0.5)	—	(2.6)	(0.8)	(5.6)	(6.7)	—
Acquisition	—	—	0.2	—	0.2	—	—	0.9	—	0.9	—	—	13.3	—
Restructuring, impairment charges and other	0.5	0.4	(0.2)	—	0.7	2.1	1.8	(0.9)	—	3.0	2.0	7.4	(13.3)	—
Total	$3.9	$4.8	$(0.2)	$(0.1)	$8.4	17.1%	21.1%	(0.9)%	(0.4)%	36.8%	16.1%	88.9%	(13.3)%	(1.2)%

The increase in consolidated operating income was due primarily to an increase in gross profit, a reduction in SG&A expenses and restructuring costs and contribution from the Apex acquisition, offset by unfavorable foreign exchange.

Interest Expense.  Interest expense increased $0.8 million, or 13.6%, for the first quarter of 2016 as compared to the first quarter of 2015 primarily due to the interest on the Credit Agreement entered into on February 12, 2016.

Other income, net.  Other income, net, increased $2.0 million to an income balance of $2.2 million for the first quarter of 2016 as compared to the first quarter of 2015, primarily due to the gain recognized on the acquisition of AERCO Korea Co., Ltd., (“AERCO Korea”) in the first quarter of 2016. Refer to Note 3 of the Notes to Consolidated Financial Statements for further details.

Income Taxes.  Our effective income tax rate increased to 39.8% in the first quarter of 2016, from 33.1% for the first quarter of 2015.  The increase was largely due to worldwide earnings mix as well as a reserve increase for an ongoing tax audit.

Net Income.  Net income for the first quarter of 2016 was $16.2 million, or $0.47 per common share, compared to $11.6 million, or $0.33 per common share, for the first quarter of 2015. Results for the first quarter of 2016 include an after-tax charge of $2.8 million, or $0.08 per common share, for the Americas and Asia- Pacific transformation deployment costs; $0.9 million, or $0.03 per common share, for restructuring and other charges; a benefit of $0.9 million, or $0.03 per common share, for acquisition related accounting; and $0.6 million, or $0.02 per common share for tax charges related to the transformation; compared to $1.3 million, or $0.04 per common share, for restructuring and other charges; EMEA and Americas transformation deployment costs of $2.3 million, or $0.06 per common share, and $0.7 million, or $0.02 per common share, for acquisition related costs for the first quarter of 2015.

Liquidity and Capital Resources

We used $21.9 million of net cash for operating activities in the first quarter of 2016 as compared to $0.8 million of net cash provided by operating activities in the first quarter of 2015. This cash outflow is primarily due to a planned inventory increase to support the Americas transformation program as we transition to a new distribution center and move certain manufacturing locations. Working capital (defined as current assets less current liabilities) as of April 3, 2016 was $562.8 million compared to $514 million as of March 29, 2015.

We used $29.4 million of net cash for investing activities for the first quarter of 2016. $9.2 million of the cash used was for purchases of capital equipment. For the remainder of fiscal year 2016, we expect to invest approximately $26 to $31 million in capital equipment as part of our ongoing commitment to improve our operating capabilities. $18.2 million of cash used was related to cash deposited into an escrow account as part of the agreement to sell an operating entity in China, associated with the exit of our undifferentiated products, as discussed in Note 4 of the Notes to Consolidated Financial Statements. Once the sale is completed in the second quarter of 2016, the escrow balance will be returned to the Company.

We generated $4.2 million of net cash from financing activities for the first quarter of 2016 primarily due to proceeds of $300 million received from the term loan as part of the Credit Agreement entered into on February 12, 2016. This was partially offset by loan repayments of $275.4 million relating to the line of credit balance under the prior Credit Agreement. The proceeds were also partially offset by payments to repurchase approximately 268,000 shares of Class A common stock at a cost of approximately $12.5 million and payment of dividends of $5.9 million.

On February 12, 2016, the Company terminated its prior Credit Agreement and entered into a new Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who became borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provided for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw.  The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. As of April 3, 2016, we had $300 million of borrowings outstanding on the term loan and had not drawn on the line of credit under the Credit Agreement. As of April 3, 2016, we were in compliance with all covenants related to the Credit Agreement and had $475.1 million of unused and available credit under the Credit Agreement and $24.9 million of stand-by letters of credit outstanding on the Credit

Agreement. As discussed in Recent Events, on April 28, 2016, we borrowed $230 million on the line of credit and we now have approximately $245 million of unused and potentially available revolving credit.

Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio plus, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the British Bankers Association LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

Working capital as of April 3, 2016 was $562.8 million compared to $514.0 million as of December 31, 2015.  The increase in working capital was primarily related to the planned inventory increase to support the Americas transformation program as we transition to a new distribution center and move certain manufacturing locations and an increase in accounts receivable. The ratio of current assets to current liabilities was 2.9 to 1 as of April 3, 2016 and 2.7 to 1 as of December 31, 2015.

As of April 3, 2016, we held $259.4 million in cash and cash equivalents.  Of this amount, approximately $237.6 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We do anticipate some incremental expenditures in 2016 including costs related to the Americas and EMEA restructuring and transformation programs. We may have to borrow to fund some or all of these expected cash outlays, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

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

A reconciliation of net cash (used in) provided by operating activities to free cash outflow and calculation of our cash conversion rate is provided below:

	First Quarter Ended
	April 3, 2016	March 29, 2015
	(in millions)
Net cash (used in) provided by operating activities	$(21.9)	$0.8
Less: additions to property, plant, and equipment	(9.2)	(5.6)
Plus: proceeds from the sale of property, plant, and equipment	0.1	—
Free cash outflow	$(31.0)	$(4.8)

Net income	$16.2	$11.6

Cash conversion rate of free cash outflow to net income	(191.4)%	(41.4)%

Our free cash outflow increased in the first quarter of 2016 when compared to the first quarter of 2015 primarily due to the net change in working capital, specifically the planned inventory increase to support the Americas transformation program.

Our net debt to capitalization ratio (a non-GAAP financial measure) at April 3, 2016 was 31.7%, compared to 28.4% at December 31, 2015. The increase in net debt to capitalization ratio is primarily driven by a reduction in cash and cash equivalents at April 3, 2016, which was negatively affected by changes in restricted cash, purchase of capital equipment, and changes in working capital balances. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	April 3,	December 31,
	2016	2015
	(in millions)
Current portion of long-term debt	$1.1	$1.1
Plus: long-term debt, net of current portion	597.1	574.2
Less: cash and cash equivalents	(259.4)	(296.2)
Net debt	$338.8	$279.1

	April 3,	December 31,
	2016	2015
	(in millions)
Net debt	$338.8	$279.1
Plus: total stockholders’ equity	731.1	704.9
Capitalization	$1,069.9	$984.0
Net debt to capitalization ratio	31.7%	28.4%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $24.9 million as of April 3, 2016 and $24.8 million as of December 31, 2015. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, goodwill and other intangibles, product liability and workers’ compensation costs, legal contingencies and income taxes.  We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and requires application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 29, 2016. Prior to 2016, the treatment of pension benefits was considered a critical accounting policy; however with the termination of our pension plan and supplemental employee retirement plan obligations in 2015, we no longer consider this a critical accounting policy.  Other than pension benefits, the policies set forth in our Form 10-K have not changed.

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

Our foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We may use foreign currency forward exchange contracts to manage the risk related to intercompany purchases that occur during the course of a year and certain open foreign currency denominated commitments to sell products to third parties.  Realized and unrealized gains and losses on the contracts we recognized in other (income) expense were not material.

Information about our long-term debt, including principal amounts, related interest rates, and interest rates swaps to manage our exposure to changes in interest rates appears in Notes 5 and 10 of this report and in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended April 3, 2016, other than as described in Note 11 of the Notes to Consolidated Financial Statements..

Item 1A.  Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to our long-term growth strategy, our transformation and restructuring initiatives and the timing and expected costs and savings associated with those initiatives.  These forward-looking statements reflect our current views about future events.  You should not rely on forward-looking statements because our actual results may differ materially from those predicted as a result of a number of potential risks and uncertainties.  These potential risks and uncertainties include, but are not limited to: the effectiveness, the timing and the expected costs and savings associated with our ongoing restructuring and transformation programs and initiatives; the current economic and financial condition, which can affect the housing and construction markets where our products are sold, manufactured and marketed; shortages in and pricing of raw materials and supplies; our ability to compete effectively; changes in variable interest rates on our borrowings; failure to expand our markets through acquisitions; failure to successfully develop and introduce new product offerings or enhancements to existing products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries where we market our products, such as plumbing and heating wholesalers and home improvement retailers; environmental compliance costs; product liability risks; changes in the status of current litigation; failure of the settlements in Ponzo v. Watts and Klug v. Watts to gain approval; and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” and in Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission and our subsequent filings with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended April 3, 2016.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	504	$48.38	—	—
February 1, 2016 — February 28, 2016	4,490	$52.88	—	—
February 29, 2016 — April 3, 2016	551	$54.97	—	—
Total	5,545	$52.68	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended April 3, 2016 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 — January 31, 2016	256,807	$46.59	256,807	$70,798,688
February 1, 2016 — February 28, 2016	11,124	$48.18	11,124	$70,262,751
February 29, 2016 — April 3, 2016	—	$—	—	$70,262,751
Total	267,931	$46.65	267,931

(1)         On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

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

WATTS WATER TECHNOLOGIES, INC.

Date: May 11, 2016	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: May 11, 2016	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

Date: May 11, 2016	By:	/s/ Virginia A. Halloran
Virginia A. Halloran
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10.1

Credit Agreement, dated as of February 12, 2016, among the Registrant, certain subsidiaries of the Registrant as Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein (3)

10.2	Guaranty, dated as of February 12, 2016, by the Registrant and the subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank, N.A. and the other lenders referred to therein (3)

10.3	Separation Agreement between the Registrant and Mario Sanchez (3)

10.4	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant (4)

10.5	Watts Water Technologies, Inc. Executive Incentive Bonus Plan (4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 3, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the First Quarters Ended April 3, 2016 and March 29, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the First Quarters Ended April 3, 2016 and March 29, 2015, (iv) Consolidated Statements of Cash Flows for the First Quarters Ended April 3, 2016 and March 29, 2015, and (v) Notes to Consolidated Financial Statements.

(1)         Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 27, 2015.

(3)         Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated February 9, 2016.

(4)         Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-11499) for the year ended December 31, 2015.