Form 10-Q/A
period 2016-07-03
WATTS WATER TECHNOLOGIES INC
filed 2016-08-12
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Watts Water Technologies, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2016 (the “Original Form 10-Q”), solely to file Exhibit 10, which was inadvertently omitted from the Original Form 10-Q.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Part II, Item 6 and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.  The Original Form 10-Q has not been amended or updated to reflect events occurring after August 9, 2016, except as specifically set forth in this Amendment.

Item 6.   Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q/A and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: August 12, 2016	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10	Watts Water Technologies, Inc. Executive Severance Plan as amended and restated as of August 4, 2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (3)

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (3)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 27, 2015.

(3)	Filed or furnished with the Registrant’s original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.