Form 10-Q
period 2016-10-02
WATTS WATER TECHNOLOGIES INC
filed 2016-11-08
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Class A Common Stock, $0.10 par value	27,849,664

Class B Common Stock, $0.10 par value	6,379,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	October 2,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$338.6	$296.2
Trade accounts receivable, less allowance for doubtful accounts of $13.0 million at October 2, 2016 and $10.1 million at December 31, 2015	214.7	186.4
Inventories, net:
Raw materials	82.2	88.5
Work in process	16.8	15.2
Finished goods	142.2	136.3
Total Inventories	241.2	240.0
Prepaid expenses and other assets	41.9	46.1
Deferred income taxes	35.0	38.4
Assets held for sale	2.0	1.9
Total Current Assets	873.4	809.0
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	513.6	498.6
Accumulated depreciation	(328.8)	(314.2)
Property, plant and equipment, net	184.8	184.4
OTHER ASSETS:
Goodwill	497.0	489.0
Intangible assets, net	178.9	192.8
Deferred income taxes	1.7	3.7
Other, net	11.5	11.9
TOTAL ASSETS	$1,747.3	$1,690.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85.8	$101.7
Accrued expenses and other liabilities	141.5	145.7
Accrued compensation and benefits	45.0	46.5
Current portion of long-term debt	1.3	1.1
Total Current Liabilities	273.6	295.0
LONG-TERM DEBT, NET OF CURRENT PORTION	601.6	574.2
DEFERRED INCOME TAXES	70.8	71.8
OTHER NONCURRENT LIABILITIES	44.9	44.9
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding 27,875,171 shares at October 2, 2016 and 28,049,908 shares at December 31, 2015	2.8	2.8
Class B Common Stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,379,290 shares at October 2, 2016 and December 31, 2015	0.6	0.6
Additional paid-in capital	531.2	512.0
Retained earnings	342.0	317.7
Accumulated other comprehensive loss	(120.2)	(128.2)
Total Stockholders’ Equity	756.4	704.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,747.3	$1,690.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$341.1	$366.3	$1,056.4	$1,109.4
Cost of goods sold	199.1	224.1	628.5	690.9
GROSS PROFIT	142.0	142.2	427.9	418.5
Selling, general and administrative expenses	104.5	166.6	317.6	378.6
Restructuring and other charges, net	1.0	5.8	5.6	12.5
Gain on disposition	—	—	(8.7)	—
OPERATING INCOME (LOSS)	36.5	(30.2)	113.4	27.4
Other (income) expense:
Interest income	(0.3)	(0.3)	(0.8)	(0.7)
Interest expense	4.9	6.2	17.1	18.0
Other income, net	(0.5)	(0.2)	(3.6)	(0.8)
Total other expense	4.1	5.7	12.7	16.5
INCOME (LOSS) BEFORE INCOME TAXES	32.4	(35.9)	100.7	10.9
Provision (benefit) for income taxes	10.5	(10.2)	34.0	5.7
NET INCOME (LOSS)	$21.9	$(25.7)	$66.7	$5.2

BASIC EPS
NET INCOME (LOSS) PER SHARE	$0.63	$(0.73)	$1.93	$0.15
Weighted average number of shares	34.5	35.0	34.5	35.0

DILUTED EPS
NET INCOME (LOSS) PER SHARE	$0.63	$(0.73)	$1.93	$0.15
Weighted average number of shares	34.5	35.0	34.5	35.1

Dividends per share	$0.18	$0.17	$0.53	$0.49

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income (loss)	$21.9	$(25.7)	$66.7	$5.2

Other comprehensive income (loss):
Foreign currency translation adjustments	3.3	(5.8)	1.7	(52.5)
Reversal of foreign currency translation for sale of foreign entity, net of tax	—	—	6.9	—
Interest rate swap, net of tax	1.3	—	(0.6)	—
Defined benefit pension plans, net of tax:
Actuarial loss, net of tax	—	(1.2)	—	(1.2)
Settlement, net of tax	—	36.7	—	36.7
Amortization of net losses included in net periodic pension cost	—	0.2	—	0.6
Defined benefit pension plans settlement, amortization of net losses included in net periodic pension cost, net of tax	—	35.7	—	36.1
Other comprehensive income (loss)	4.6	29.9	8.0	(16.4)
Comprehensive income (loss)	$26.5	$4.2	$74.7	$(11.2)

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	October 2, 2016	September 27, 2015
OPERATING ACTIVITIES
Net income	$66.7	$5.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.7	23.8
Amortization of intangibles	15.3	15.9
Loss on disposal and impairment of property, plant and equipment and other	1.8	1.6
Gain on disposition	(8.6)	—
Gain on acquisition	(1.7)	—
Stock-based compensation	10.6	7.7
Deferred income tax	2.9	(11.3)
Defined benefit plans settlement	—	59.7
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(24.3)	(20.0)
Inventories	1.4	7.3
Prepaid expenses and other assets	8.7	(5.3)
Accounts payable, accrued expenses and other liabilities	(25.9)	(42.7)
Net cash provided by operating activities	69.6	41.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(26.3)	(19.2)
Proceeds from the sale of property, plant and equipment	—	0.1
Business acquisitions, net of cash acquired	(2.1)	—
Net proceeds from the sale of assets, and other	4.2	33.8
Net cash (used in) provided by investing activities	(24.2)	14.7
FINANCING ACTIVITIES
Proceeds from long-term borrowings	530.0	—
Payments of long-term debt	(501.1)	(1.3)
Payment of capital leases and other	(1.6)	(3.4)
Proceeds from share transactions under employee stock plans	7.3	2.1
Tax benefit of stock awards exercised	0.4	0.2
Payments to repurchase common stock	(22.2)	(32.0)
Debt issuance costs	(2.1)	—
Dividends	(18.2)	(17.2)
Net cash used in financing activities	(7.5)	(51.6)
Effect of exchange rate changes on cash and cash equivalents	4.5	(17.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42.4	(12.3)
Cash and cash equivalents at beginning of year	296.2	301.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$338.6	$288.8

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$5.7	$(0.3)
Cash paid, net of cash acquired	2.1	(0.7)
Gain on fair value of acquisition	1.7	—
Liabilities assumed	$1.9	$0.4
Acquisitions of fixed assets under financing agreement	$—	$0.2
Issuance of stock under management stock purchase plan	$0.7	$0.3

CASH PAID FOR:
Interest	$15.1	$12.6
Income taxes	$23.8	$18.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of October 2, 2016, the Consolidated Statements of Operations for the third quarters and nine months ended October 2, 2016 and September 27, 2015, the Consolidated Statements of Comprehensive Income (Loss) for the third quarters and nine months ended October 2, 2016 and September 27, 2015, and the Consolidated Statements of Cash Flows for the nine months ended October 2, 2016 and September 27, 2015.

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

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” effective for public companies beginning with the first interim period after December 15, 2015. This Update required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts as opposed to an asset. This is considered a change in accounting principle, and the Company applied the new guidance as of April 3, 2016 and on a retrospective basis. Therefore, the Company has restated its long-term debt and other asset balances in the Balance Sheet for December 31, 2015 for comparative purposes.  Refer to Note 10 below for further details.

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

Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill by geographic segment are as follows:

	October 2, 2016
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2016	Acquired During the Period	Foreign Currency Translation and Other	Balance October 2, 2016	Balance January 1, 2016	Impairment Loss During the Period	Balance October 2, 2016	October 2, 2016
	(in millions)
Americas	$391.2	$—	$0.5	$391.7	$(24.5)	$—	$(24.5)	$367.2
Europe, Middle East and Africa (EMEA)	238.6	—	3.1	241.7	(129.7)	—	(129.7)	112.0
Asia-Pacific	26.3	3.3	1.1	30.7	(12.9)	—	(12.9)	17.8
Total	$656.1	$3.3	$4.7	$664.1	$(167.1)	$—	$(167.1)	$497.0

	December 31, 2015
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
	Balance January 1, 2015	Acquired During the Period	Foreign Currency Translation and Other	Balance December 31, 2015	Balance January 1, 2015	Impairment Loss During the Period	Balance December 31, 2015	December 31, 2015
	(in millions)
Americas	$398.0	$—	$(6.8)	$391.2	$(24.5)	$—	$(24.5)	$366.7
EMEA	265.5	—	(26.9)	238.6	—	(129.7)	(129.7)	108.9
Asia-Pacific	12.9	12.9	0.5	26.3	(12.9)	—	(12.9)	13.4
Total	$676.4	$12.9	$(33.2)	$656.1	$(37.4)	$(129.7)	$(167.1)	$489.0

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. There were no triggering events identified during the third quarter or nine months ended October 2, 2016. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year.

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

In the fourth quarter of 2015, the Company performed a quantitative impairment analysis for the EMEA reporting unit in connection with the annual strategic plan due to the underperformance compared to budget, primarily caused by the continued challenging European macroeconomic environment. The Company estimated the fair value of the reporting unit using a weighted calculation of the income approach and the market approach. In the second step of the impairment test, the carrying value of the goodwill exceeded the implied fair value of goodwill, resulting in a pre-tax impairment charge of $129.7 million.

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

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. There were no triggering events identified through the third quarter or nine months ended October 2, 2016. Recoverability of intangible assets with estimable lives and other long-lived assets are measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital based on the market and guideline public companies for the related business, and does not allocate interest charges to the asset or asset group being measured.  Judgment is required to estimate future operating cash flows.

Intangible assets include the following:

	October 2, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Patents	$16.1	$(14.7)	$1.4	$16.1	$(14.1)	$2.0
Customer relationships	215.4	(113.3)	102.1	212.5	(102.1)	110.4
Technology	41.6	(18.3)	23.3	41.3	(16.1)	25.2
Trade Names	22.2	(7.7)	14.5	21.9	(6.4)	15.5
Other	6.9	(6.0)	0.9	9.4	(5.9)	3.5
Total amortizable intangibles	302.2	(160.0)	142.2	301.2	(144.6)	156.6
Indefinite-lived intangible assets	36.7	—	36.7	36.2	—	36.2
Total	$338.9	$(160.0)	$178.9	$337.4	$(144.6)	$192.8

The Company acquired $1.6 million in intangible assets as part of the AERCO Korea acquisition, consisting entirely of customer relationships. The amortization period of these customer relationships is 10 years.

Aggregate amortization expense for amortizable intangible assets for the third quarters of 2016 and 2015 was $5.1 million and $5.6 million, respectively, and for the first nine months of 2016 and 2015 was $15.3 million and $15.9 million, respectively. Amortization expense for the next five years on amortizable intangible assets is expected to be approximately $5.0 million for the remainder of 2016, $19.5 million for 2017, $16.6 million for 2018, $12.6 million for 2019 and $12.2 million for 2020. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.0 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 3.7 years, 11.1 years, 8.9 years, 14.1 years and 20.2 years, respectively. Indefinite-lived intangible assets primarily include trademarks and trade names.

Stock-Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  Under this plan, key employees have been granted nonqualified stock options to purchase the Company’s Class A common stock. Options typically become exercisable over a four-year period at the rate of 25% per year and expire ten years after the grant date. However, most options granted in 2014 become exercisable over a three-year period at the rate of one-third per year.  Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s practice has been to grant all options at fair market value on the grant date. Beginning in 2015, the Company stopped granting stock options as part of its annual equity awards to employees and the Company did not issue any stock options in the first nine months of 2016 or 2015.

The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan.  Stock awards to non-employee members of the Company’s Board of Directors are fully vested upon grant.  Employees’ restricted stock awards and deferred shares typically vest over a three-year period at the rate of one-third per year, except that most restricted stock awards and deferred shares granted in 2014 vest over a two-year period at the rate of 50% per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. In 2016, the Company changed the timing of its annual grant to the first quarter compared to past annual grants in the third quarter. The Company issued 134,775 shares of restricted stock awards and deferred shares in the first nine months of 2016 related and issued 174,575 shares of restricted stock in the first nine months of 2015.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units vest at the end of the performance period set by the Compensation Committee of the Board of Directors at the time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted.  The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient.  The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 106,724 of annual awards for performance stock units during the first nine months of 2016 and granted 631 performance stock units in the first nine months of 2015.

The Company has a Management Stock Purchase Plan that allows for the purchase of restricted stock units (RSUs) by key employees.  On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash.  Each RSU represents one share of Class A common stock and is purchased by the employee at 67% of the fair market value of the Company’s Class A common stock on the date of grant. Beginning with annual incentive compensation for 2016, the purchase price for RSUs has been increased to 80% of the fair market value of the Company’s Class A common stock.  RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years or such greater number of years as is chosen by the employee.  An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 88,882 RSUs and 59,995 RSUs in the first nine months of 2016 and 2015, respectively.

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

Shipping and Handling

The Company’s shipping and handling costs included in selling, general and administrative expenses were $12.7 million and $12.9 million for the third quarters of 2016 and 2015, respectively, and were $35.6 million and $41.1 million for the first nine months of 2016 and 2015, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses were $6.6 million and $5.6 million for the third quarters of 2016 and 2015, respectively, and were $19.6 million and $18.3 million for the first nine months of 2016 and 2015, respectively.

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

New Accounting Standards

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the classification of specific types of cash receipts and cash payments within the Statement of Cash Flows. ASU 2016-15 is effective for public companies with fiscal years beginning after December 15, 2017, with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers-Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the guidance on identifying performance obligations and licensing implementation guidance determined in ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which is not yet effective. The adoption of ASU 2016-10 is not expected to have a material impact on the Company’s financial statements.

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

4.              Sale of Business

Gain on Sale of China Operating Subsidiary

On September 22, 2015, the Company signed an agreement to sell an operating subsidiary in China that was dedicated to the production of non-core products. As of April 3, 2016, the Company had stopped manufacturing at the facility and met the requirements for held for sale classification on the consolidated balance sheet. The sale was finalized in the second quarter of 2016, and the Company will receive total proceeds of approximately $9.0 million from the sale. Through the third quarter of 2016 the Company has received $3.8 million of the total cash proceeds and expects to receive the remaining cash in the fourth quarter of 2016. The Company recognized a pre-tax gain of $8.7 million, which includes a non-cash accumulated currency translation adjustment of $7.3 million. The net after-tax gain was approximately $8.3 million.

5.              Financial Instruments and Derivative Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at October 2, 2016 and December 31, 2015:

	Fair Value Measurements at October 2, 2016 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan assets for deferred compensation(1)	$3.2	$3.2	$—	$—
Total assets	$3.2	$3.2	$—	$—
Liabilities
Plan liabilities for deferred compensation(2)	$3.2	$3.2	$	$
Redeemable financial instrument(3,4)	6.9	—	—	6.9
Interest rate swaps (5)	0.6	—	0.6	—
Total liabilities	$10.7	$3.2	$0.6	$6.9

	Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.3	$3.3	$—	$—
Total assets	$3.3	$3.3	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$3.3	$3.3	$—	$—
Redeemable financial instrument(3)	5.7	—	—	5.7
Total liabilities	$9.0	$3.3	$—	$5.7

(1)         Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)         Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)         Included in the Company’s consolidated balance sheet in other noncurrent liabilities as of October 2, 2016 and December 31, 2015 and relates to a mandatorily redeemable equity instrument as part of the Apex acquisition in 2015.

(4)         Included in the Company’s consolidated balance sheet in other noncurrent liabilities as of October 2, 2016 and relates to a mandatorily redeemable equity instrument as part of the AERCO Korea acquisition.

(5)         Included on the Company’s consolidated balance sheet in other noncurrent liabilities.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2015 to October 2, 2016.

	Balance			Total realized and unrealized (gains) losses included in:		Balance
	December 31, 2015	Settlements	Purchases	Net earnings adjustments	Comprehensive income	October 2, 2016
	(in millions)
Redeemable financial instrument	$5.7	—	$0.8	—	$0.4	$6.9

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a new Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $230 million has been drawn as of October 2, 2016.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Upon intended election of Adjusted LIBOR as the interest rate, the Term Loan has quarterly interest payments that began on May 12, 2016, quarterly principal repayments commencing on March 31, 2017, with a balloon payment of principal on maturity date. The Revolver has quarterly interest payments that began on July 27, 2016.

Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Term Loan, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021.  The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the three and nine months ended October 2, 2016, a gain of $1.3 million and a loss of $0.6 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the change in the fair value of interest rate swaps that qualify as a cash flow hedge.

Non-Designated Cash Flow Hedge

The Company has exposure to a number of foreign currency rates, including the Canadian dollar, the euro, the Chinese yuan and the British Pound Sterling. To manage this risk, the Company generally uses a layering methodology whereby at the end of any quarter, the Company has generally entered into forward exchange contracts which hedge approximately 50% of the projected intercompany purchase transactions for the next twelve months. These forward exchange contracts are not designated as cash flow or fair value hedges. The Company entered into one forward exchange contract to manage the foreign currency rate exposure between the Canadian dollar and the euro regarding an intercompany loan. This forward contract is marked-to-market with changes in the fair value recorded to earnings. Changes in fair value were immaterial for the three months and nine months ended October 2, 2016. The Company did not have any forward contracts in the first nine months of 2015.

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

	October 2,	December 31,
	2016	2015
	(in millions)
Carrying amount	$602.9	$575.3
Estimated fair value	$609.5	$584.1

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

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Restructuring costs:
2015 Actions	$0.8	$5.0	$2.6	$10.3
2013 Actions	—	—	—	0.5
Other Actions	0.2	0.8	3.0	1.7
Total restructuring and other charges, net	$1.0	$5.8	$5.6	$12.5

The Company recorded pre-tax restructuring and other charges, net in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Americas	$0.8	$4.8	$2.4	$6.8
EMEA	0.3	0.8	3.2	2.3
Asia-Pacific	—	0.2	0.2	3.5
Corporate	(0.1)	—	(0.2)	(0.1)
Total	$1.0	$5.8	$5.6	$12.5

2015 Actions

In 2015, the Board of Directors of the Company approved a program relating to the transformation of the Company’s Americas and Asia-Pacific businesses. The first phase of the program primarily involved the exit of low-margin, non-core product lines and global sourcing actions. The Company eliminated approximately $165 million of combined Americas and Asia-Pacific net sales primarily within the Company’s do-it-yourself (DIY) distribution channel. As part of the rationalization exercise, the Company entered into an agreement to sell an operating subsidiary in China that was dedicated exclusively to the manufacturing of products being rationalized. The sale was finalized in the second quarter of 2016, and the Company will receive total proceeds of approximately $9.0 million from the sale. Through the third quarter of 2016 the Company has received $3.8 million of the total cash proceeds and will receive the remaining cash in the fourth quarter of 2016. The second phase of the program involves reducing the square footage of the Company’s Americas facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. The second phase is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements.

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

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s transformation program related to its Americas and Asia-Pacific businesses:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—2015	$8.5	$0.7	$1.6	$2.8	$13.6
Costs incurred—first quarter 2016	0.2	0.2	0.2	0.4	1.0
Costs incurred—second quarter 2016	0.2	—	0.8	(0.2)	0.8
Costs incurred—third quarter 2016	(0.2)	0.1	0.8	0.1	0.8
Remaining costs to be incurred	0.3	0.2	2.0	1.7	4.2
Total expected restructuring costs	$9.0	$1.2	$5.4	$4.8	$20.4

The following table summarizes total incurred, incurred to date and expected pre-tax restructuring costs by business segment for the Company’s Americas and Asia-Pacific 2015 transformation program:

	Third Quarter Ended	Nine Months Ended
	October 2, 2016	October 2, 2016	Incurred to Date	Remaining costs	Total Expected Costs
		(in millions)
Asia-Pacific	$—	$0.2	$4.4	$—	$4.4
Americas	0.8	2.4	11.8	4.2	16.0
Total restructuring costs	$0.8	$2.6	$16.2	$4.2	$20.4

Details of the restructuring reserve activity for the Company’s Americas and Asia-Pacific 2015 transformation program for the period ended October 2, 2016 are as follows:

	Severance	Legal and Consultancy	Asset write-downs	Facility exit and other	Total
		(in millions)
Balance at December 31, 2015	$5.0	$0.4	$—	$1.0	$6.4
Net pre-tax restructuring charges	0.2	0.2	0.2	0.4	1.0
Utilization and foreign currency impact	(1.1)	(0.6)	(0.2)	(0.4)	(2.3)
Balance at April 3, 2016	$4.1	$—	—	$1.0	$5.1
Net pre-tax restructuring charges	0.2	—	0.8	(0.2)	0.8
Utilization and foreign currency impact	—	—	(0.8)	(0.7)	(1.5)
Balance at July 3, 2016	$4.3	$—	—	$0.1	$4.4
Net pre-tax restructuring charges	(0.2)	0.1	0.8	0.1	0.8
Utilization and foreign currency impact	—	(0.1)	(0.8)	(0.1)	(1.0)
Balance at October 2, 2016	$4.1	$—	$—	$0.1	$4.2

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

Total “Other Actions” pre-tax restructuring expense was $0.2 million and $3.0 million for the three-month and nine-month periods ended October 2, 2016, respectively. Included in “Other Actions” is the 2014 and 2015 EMEA restructuring initiatives, in addition to other minor initiatives for which the Company incurred restructuring expense of $0.1 million for both the three and nine month periods ended October 2, 2016.

The total pre-tax charge for the EMEA 2015 restructuring initiatives is expected to be approximately $10 million, of which approximately $8.7 million was incurred as of October 2, 2016 for the program to date. The remaining expected costs relate to severance, legal and relocation costs and are expected to be completed in 2017.

The total pre-tax charge for the EMEA 2014 restructuring initiatives is expected to be approximately $8 million, of which approximately $6.9 million was incurred as of October 2, 2016 for the program to date. The remaining costs relate to severance, asset write-offs and relocation costs and are expected to be completed by the end of the fourth quarter of 2016.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2015 restructuring actions:

	Severance	Legal and consultancy	Facility exit and other	Total
	(in millions)
Costs incurred—2015	$6.6	$—	$0.3	$6.9
Costs incurred—first quarter 2016	0.1	—	—	0.1
Costs incurred—second quarter 2016	1.3	0.2	—	1.5
Costs incurred—third quarter 2016	0.1	0.1	—	0.2
Remaining costs to be incurred	0.4	0.9	—	1.3
Total expected restructuring costs	$8.5	$1.2	$0.3	$10.0

Details of the Company’s EMEA 2015 restructuring reserve activity for the period ended October 2, 2016 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Balance at December 31, 2015	$6.4	$—	$—	$—	$6.4
Net pre-tax restructuring charges	0.1	—	—	—	0.1
Utilization and foreign currency impact	(0.2)	—	—	—	(0.2)
Balance at April 3, 2016	$6.3	$—	$—	$—	$6.3
Net pre-tax restructuring charges	1.3	0.2	—	—	1.5
Utilization and foreign currency impact	(0.8)	(0.2)	—	—	(1.0)
Balance at July 3, 2016	$6.8	$—	$—	$—	$6.8
Net pre-tax restructuring charges	0.1	0.1	—	—	0.2
Utilization and foreign currency impact	(0.8)	(0.1)	—	—	(0.9)
Balance at October 2, 2016	$6.1	$—	$—	$—	$6.1

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the EMEA 2014 restructuring actions:

	Severance	Legal and consultancy	Asset write-downs	Facility exit and other	Total
	(in millions)
Costs incurred—2014	$6.9	$—	$—	$—	$6.9
Costs incurred—2015	(1.0)	0.2	0.3	—	(0.5)
Costs incurred—first quarter 2016	0.2	—	0.1	—	0.3
Costs incurred—second quarter 2016	—	—	0.1	—	0.1
Costs incurred—third quarter 2016	—	—	0.1	—	0.1
Remaining costs to be incurred	0.6	—	0.4	0.1	1.1
Total expected restructuring costs	$6.7	$0.2	$1.0	$0.1	$8.0

Details of the Company’s EMEA 2014 restructuring reserve activity for the nine months ended October 2, 2016 are as follows:

	Severance	Legal and consultancy	Asset write-downs	Total
	(in millions)
Balance at December 31, 2015	$2.6	$—	$—	$2.6
Net pre-tax restructuring charges	0.2		0.1	0.3
Utilization and foreign currency impact	(0.9)		(0.1)	(1.0)
Balance at April 3, 2016	$1.9	$—	$—	$1.9
Net pre-tax restructuring charges	—	—	0.1	0.1
Utilization and foreign currency impact	(0.7)	—	(0.1)	(0.8)
Balance at July 3, 2016	$1.2	$—	$—	$1.2
Net pre-tax restructuring charges	—	—	0.1	0.1
Utilization and foreign currency impact	(0.1)	—	(0.1)	(0.2)
Balance at October 2, 2016	$1.1	$—	$—	$1.1

7.     Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended October 2, 2016			For the Third Quarter Ended September 27, 2015
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income (loss)	$21.9	34.5	$0.63	$(25.7)	35.0	$(0.73)
Effect of dilutive securities:
Common stock equivalents		—			—
Diluted EPS:
Net income (loss)	$21.9	34.5	$0.63	$(25.7)	35.0	$(0.73)

There were 0.3 million options to purchase shares of Class A common stock outstanding during the third quarter of 2015 that were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the First Nine Months Ended October 2, 2016			For the First Nine Months Ended September 27, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(amounts in millions, except per share amounts)
Basic EPS:
Net income	$66.7	34.5	$1.93	$5.2	35.0	$0.15
Effect of dilutive securities:
Common stock equivalents		—			0.1
Diluted EPS:
Net income	$66.7	34.5	$1.93	$5.2	35.1	$0.15

Options to purchase 0.1 million and 0.3 million shares of Class A common stock were outstanding during the first nine months of 2016 and 2015, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of any Rule 10b5-1 plan the Company may enter into with respect to the repurchase program. As of October 2, 2016, there was approximately $60.5 million remaining authorized for share repurchases under this program.

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $90 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  The stock repurchase program was completed in September 2015, after the Company expended the entire $90 million authorized under the program.

The following table summarizes the cost and the number of Class A common stock repurchased under the April 30, 2013 and July 27, 2015 programs during the three and nine month periods ended October 2, 2016 and September 27, 2015:

	For the Third Quarter Ended October 2, 2016		For the Third Quarter Ended September 27, 2015
	Number of shares repurchased	Cost of shares repurchased	Number of shares repurchased	Cost of shares repurchased
	(amounts in millions, except share amount)
Stock repurchase programs:
April 30, 2013	—	$—	145,026	$7.7
July 27, 2015	74,038	4.6	89,697	4.8
Total	74,038	$4.6	234,723	$12.5

	For the Nine Months Ended October 2, 2016		For the Nine Months Ended September 27, 2015
	Number of shares repurchased	Cost of shares repurchased	Number of shares repurchased	Cost of shares repurchased
	(amounts in millions, except share amount)
Stock repurchase programs:
April 30, 2013	—	$—	494,142	$27.2
July 27, 2015	433,429	22.2	89,697	4.8
Total	433,429	$22.2	583,839	$32.0

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to the consolidated totals:

	Third Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Net sales
Americas	$215.8	$245.0	$677.6	$745.2
EMEA	109.8	110.9	338.2	332.1
Asia-Pacific	15.5	10.4	40.6	32.1
Consolidated net sales	$341.1	$366.3	$1,056.4	$1,109.4

Operating income (loss)
Americas	$32.2	$30.3	$95.7	$90.6
EMEA	12.5	10.9	33.2	25.7
Asia-Pacific	1.4	1.2	12.2	0.9
Subtotal reportable segments	46.1	42.4	141.1	117.2

Corporate (*)	(9.6)	(72.6)	(27.7)	(89.8)
Consolidated operating income (loss)	36.5	(30.2)	113.4	27.4

Interest income	(0.3)	(0.3)	(0.8)	(0.7)
Interest expense	4.9	6.2	17.1	18.0
Other income, net	(0.5)	(0.2)	(3.6)	(0.8)
Income (loss) before income taxes	$32.4	$(35.9)	$100.7	$10.9
Capital expenditures
Americas	$5.1	$4.6	$19.5	$12.8
EMEA	1.9	1.8	6.4	5.6
Asia-Pacific	0.1	0.3	0.4	0.8
Consolidated capital expenditures	$7.1	$6.7	$26.3	$19.2

Depreciation and amortization
Americas	$7.7	$8.0	$20.9	$22.1
EMEA	4.8	5.3	14.6	15.9
Asia-Pacific	0.7	0.5	2.5	1.7
Consolidated depreciation and amortization	$13.2	$13.8	$38.0	$39.7

Identifiable assets (at end of period)
Americas			$1,012.2	$1,033.6
EMEA			612.0	744.1
Asia-Pacific			123.1	80.6
Consolidated identifiable assets			$1,747.3	$1,858.3

Property, plant and equipment, net (at end of period)
Americas			$95.8	$86.3
EMEA			81.2	86.9
Asia-Pacific			7.8	11.9
Consolidated property, plant and equipment, net			$184.8	$185.1

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

The U.S. property, plant and equipment of the Company’s Americas segment was $92.0 million and $82.8 million at October 2, 2016 and September 27, 2015, respectively.  The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)

U.S. net sales	$200.5	$227.8	$631.9	$693.6

The following includes intersegment sales for Americas, EMEA and Asia-Pacific:

	Third Quarter Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Intersegment Sales
Americas	$2.9	$2.1	$9.1	$5.8
EMEA	2.8	2.3	8.3	7.8
Asia-Pacific	17.5	27.9	59.2	91.0
Intersegment sales	$23.2	$32.3	$76.6	$104.6

9.     Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation	Pension Adjustment	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
	(in millions)

Balance December 31, 2015	$(128.2)	$—	—	$(128.2)
Change in period	24.4	—	(0.2)	24.2
Balance April 3, 2016	$(103.8)	$—	(0.2)	$(104.0)
Change in period	(12.2)	—	(1.7)	(13.9)
Reversal of foreign currency translation	(6.9)	—	—	(6.9)
Balance July 3, 2016	$(122.9)	$—	(1.9)	$(124.8)
Change in period	3.3	—	1.3	4.6
Balance October 2, 2016	$(119.6)	$—	(0.6)	$(120.2)

Balance December 31, 2014	$(53.0)	$(36.1)	—	$(89.1)
Change in period	(65.1)	0.2	—	(64.9)
Balance March 29, 2015	$(118.1)	$(35.9)	—	$(154.0)
Change in period	18.4	0.2	—	18.6
Balance June 28, 2015	(99.7)	(35.7)	—	(135.4)
Change in period	(5.8)	35.7	—	29.9
Balance September 27, 2015	$(105.5)	$—	—	$(105.5)

The reversal of foreign currency translation relates to the sale of an operating subsidiary in China which was finalized in the second quarter of 2016. The Company recognized an after-tax gain of $8.3 million, which included a non-cash accumulated currency translation adjustment of $6.9 million that was reclassified out of accumulated other comprehensive loss to net income.

10.  Debt

On February 12, 2016, the Company terminated its prior credit agreement and entered into a new Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the ICE Benchmark Administration LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. The interest rate as of October 2, 2016 on the Revolving Credit Facility and on the Term Loan Facility were 1.99% and 2.32%, respectively.

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

As of October 2, 2016, the Company was in compliance with all covenants related to the Credit Agreement. On April 28, 2016, the Company borrowed $230 million under the Revolving Credit Facility to pay off all amounts outstanding under its $225 million of 5.85% Senior Notes due April 30, 2016 (the “April 2016 Notes”).  As of October 2, 2016, the Company had $244.4 million of unused and available credit under the Credit Agreement and $25.6 million of stand-by letters of credit outstanding on the Credit Agreement. The Company has $300 million of borrowings outstanding on the term loan as of October 2, 2016.

The Company is a party to a note agreement as further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2015.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of October 2, 2016, the Company was in compliance with all covenants regarding this note agreement.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts as opposed to an asset. This ASU was effective for public companies beginning with the first interim period after December 15, 2015. This is considered a change in accounting principle, and the new guidance has been applied on a retrospective basis. As of October 2, 2016, the Company had total debt outstanding of $606.3 million and total unamortized debt issuance costs on the debt outstanding of $3.4 million. The long-term debt, net of current portion and net of debt issuance costs was $601.6 million as of October 2, 2016. As of December 31, 2015, the Company had total debt outstanding of $576.2 million and total debt issuance costs on this debt outstanding of $2.0 million. In order to apply the guidance on a retrospective basis, the Company reclassified debt issuance costs as of December 31, 2015 from other assets against total long-term debt outstanding. Therefore, the restated long-term debt, net of current portion balance as of December 31, 2015 is $574.2 million, and the restated other long-term asset balance as of December 31, 2015 is $11.9 million.

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

As of October 2, 2016, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.1 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters described below, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

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

In February 2015, Watts Regulator Co. was named as a defendant in a putative nationwide class action complaint (Klug v. Watts Water Technologies, Inc., et al., United States District Court for the District of Nebraska) seeking to recover damages and other relief based on the alleged failure of the Company’s Floodsafe connectors (hereinafter “Klug”). On June 26, 2015, the Company filed a partial motion to dismiss the complaint. In response, on July 17, 2015, plaintiff filed an amended complaint which added additional named plaintiffs and sought to correct deficiencies in the original complaint, Klug v. Watts Regulator Co., United States District Court for the District of Nebraska. Watts Water Technologies, Inc. was dismissed as a defendant. The complaint seeks among other items, damages in an unspecified amount, injunctive relief, declaratory relief, and attorneys’ fees and costs. On October 21, 2015, the Company filed a partial motion to dismiss the complaint which was granted in part and denied in part on December 29, 2015. The Company answered the amended complaint on February 2, 2016. No formal discovery has yet been conducted.

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

Asbestos Litigation

The Company is defending approximately 325 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos.  The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure.  To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

Other Litigation

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company.

12.  Subsequent Events

On November 1, 2016, the Company declared a quarterly dividend of $0.18 per share on each outstanding share of Class A common stock and Class B common stock payable on December 16, 2016 to stockholders of record at the close of business on December 2, 2016.

On November 2, 2016, the Company acquired 100% of the shares of PVI Riverside Holdings, Inc., the parent company of PVI Industries, LLC, for approximately $78 million. PVI Industries is a leading manufacturer of commercial stainless steel water heating equipment, which complement AERCO’s boiler products. The purchase price is subject to a final post-closing working capital adjustment.

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

Our business is reported in three geographic segments: Americas, EMEA, and Asia-Pacific. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). In September 2015, we divested a substantial portion of our DIY business in the Americas, which has reduced the significance of DIY as a distribution channel for our products in 2016. In 2016, we added specialty as an additional primary distribution channel. The specialty channel primarily includes independent representatives who sell high-efficiency boilers and water heaters, independent water filtration and conditioning dealers, specialty floor and tile distributors, and food service distributors. This specialty channel is distinct and is managed separately from our traditional plumbing wholesale channel. The specialty channel was previously reported in the wholesale channel.

We believe the factors relating to our future growth include our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; continued enforcement of plumbing and building codes; and a healthy economic environment. We have completed 23 acquisitions in the past decade. Our acquisition strategy focuses on businesses that promote our key macro themes around safety & regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

We strive to invest in product innovation that meets the needs of our customers and our end markets. Our focus is on differentiated products that provide greater opportunity to distinguish ourselves in the marketplace and on providing system solutions to our customers rather than simply supplying components. We continually look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

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

Interest rates, the unemployment rate and credit availability have an indirect effect on the demand for our products due to the effect such rates have on the number of new residential and commercial construction starts and remodeling projects. All of these activities have an impact on our levels of sales and earnings. An additional factor that has an effect on our sales and operating income is fluctuation in foreign currency exchange rates, as approximately 41% of our sales in the third quarter ended October 2, 2016, and certain portions of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar.

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

Another risk we face in all areas of our business is competition. We consider brand preference, engineering specifications, code requirements, price, technological expertise, delivery times, quality and breadth of product offerings to be the primary competitive factors. We believe that product testing capability, breadth of product offerings, increased focus on product development and offering customized systems and solutions, and investment in plant and equipment needed to manufacture products in compliance with code requirements represent a competitive advantage for us. We expect to spend approximately $34 to $36 million during 2016 for purchases of capital equipment to continue to improve our manufacturing capabilities.

During the third quarter of 2016, sales decreased $25.2 million as compared to the third quarter of 2015, primarily due to the 2015 exit of non-core products, which caused a decrease of $24.0 million in sales. Organic sales decreased by approximately 1.4% compared to last year’s comparable period mainly due to lower than anticipated sales of AERCO products primarily attributable to project timing. We also experienced headwinds in the Americas retail channel due to the residual impact of the 2015 exit of undifferentiated products which offset growth in our core plumbing and drains product lines.  Organic sales in the third quarter of 2016 decreased by 2.8% in the Americas and 0.5% in EMEA, partially offset by an increase in sales of 25.8% in Asia-Pacific. Organic sales is a non-GAAP measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Divested sales includes the exit of our non-core products through sale and through the discontinuation of product lines. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, which allows for a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below.  Operating income of $36.5 million increased by $66.7 million, in the third quarter of 2016 as compared to a loss of $30.2 million in the third quarter of 2015. This increase is primarily due to the settlement charge of $64.7 million for certain long-term obligations, including our pension plan and supplemental employee retirement plan in operating income for the third quarter of 2015. The remaining $2.0 million increase was due to favorable sales mix, favorable sourcing, and productivity.

In 2015, our Board of Directors approved a program relating to the transformation of our Americas and Asia-Pacific businesses.  The first phase of the program primarily involved the exit of low-margin, non-core product lines and global sourcing actions.  We eliminated approximately $165 million of our combined Americas and Asia-Pacific net sales that primarily sold through our DIY distribution channel. We discontinued selling our remaining rationalized product lines as of the end of the first quarter of 2016. As part of the rationalization exercise, we entered into an agreement to sell an operating subsidiary in China that was dedicated exclusively to the manufacturing of products being rationalized. We completed the sale in the second quarter of 2016, recognized a pre-tax gain of $8.7 million and proceeds from the sale will approximate $9.0 million. The pre-tax gain includes a non-cash accumulated currency translation adjustment of $7.3 million. The second phase of the program involves decreasing the square footage of our Americas facilities, which together with phase one, is expected to reduce the Americas net operating footprint by approximately 30%. The second phase is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements.

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

Recent Events

On November 1, 2016, the Company declared a quarterly dividend of $0.18 per share on each outstanding share of Class A common stock and Class B common stock payable on December 16, 2016 to stockholders of record at the close of business on December 2, 2016.

On November 2, 2016, the Company acquired 100% of the shares of PVI Riverside Holdings, Inc., the parent company of PVI Industries, LLC, for approximately $78 million. PVI Industries is a leading manufacturer of commercial stainless steel water heating equipment, which complement AERCO’s boiler products. The purchase price is subject to a final post-closing working capital adjustment.

Results of Operations

Third Quarter Ended October 2, 2016 Compared to Third Quarter Ended September 27, 2015

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the third quarters of 2016 and 2015 were as follows:

	Third Quarter Ended October 2, 2016		Third Quarter Ended September 27, 2015			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$215.8	63.3%	$245.0	66.9%	$(29.2)	(7.9)%
EMEA	109.8	32.2	110.9	30.3	(1.1)	(0.3)
Asia-Pacific	15.5	4.5	10.4	2.8	5.1	1.3
Total	$341.1	100.0%	$366.3	100.0%	$(25.2)	(6.9)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$(6.2)	$(0.5)	$2.3	$(4.4)	(1.8)%	(0.1)%	0.7%	(1.4)%	(2.8)%	(0.5)%	25.8%
Foreign exchange	—	(0.6)	(0.5)	(1.1)	—	(0.2)	(0.2)	(0.1)	—	(0.5)	(5.3)
Divested	(23.0)	—	(1.3)	(24.3)	(6.1)	—	(0.4)	(6.6)	(9.1)	—	(15.4)
Acquisitions	—	—	4.6	4.6	—	—	1.2	1.2	—	—	43.9
Total	$(29.2)	$(1.1)	$5.1	$(25.2)	(7.9)%	(0.3)%	1.3%	(6.9)%	(11.9)%	(1.0)%	49.0%

The change in organic net sales as a percentage of consolidated net sales and of segment net sales in the Americas and Asia-Pacific excludes divested sales for both periods presented.

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Specialty	Total	Wholesale	DIY	OEMs	Specialty
Americas	$(0.2)	$(1.6)	$1.6	$(6.0)	$(6.2)	(0.1)%	(10.5)%	10.0%	(9.2)%
EMEA	(0.7)	(0.9)	1.1	—	(0.5)	(1.2)	(42.9)	2.3	—
Asia-Pacific	2.9	—	(0.6)	—	2.3	42.6	—	(26.1)	—
Total	$2.0	$(2.5)	2.1	(6.0)	(4.4)

The change in organic net sales by channel in the Americas and Asia-Pacific excludes divested sales for both periods presented.

Organic net sales in the Americas decreased $6.2 million compared to the third quarter of 2015 primarily related to a decline in sales for the AERCO business due to project timing, certification delays, and competitive pricing.

Organic net sales in EMEA decreased slightly as compared to the third quarter of 2015 primarily due to project delays and push outs in our drains business.

Organic net sales in the Asia-Pacific segment increased $2.3 million as compared to the third quarter of 2015 as a result of strong demand for our underfloor heating products for residential applications in China and increased sales of valves within China.

The decrease in total net sales due to foreign exchange was primarily attibutable to the depreciation of the Chinese yuan and the euro against the U.S. dollar in the third quarter of 2016 compared to the third quarter of 2015. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The decrease in total net sales due to divested products of $24.3 million was a result of the exit of our low margin, non-core products beginning after the first quarter 2015 in our Americas and Asia-Pacific segments. Divested sales includes the exit of our non-core products through sale and through the discontinuation of product lines.

The increase in net sales from acquisitions in Asia-Pacific is related to the acquisition of Apex during the fourth quarter of 2015 and AERCO Korea during the first quarter of 2016.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2016 and 2015 were as follows:

	Third Quarter Ended
	October 2, 2016	September 27, 2015
	(dollars in millions)
Gross profit	$142.0	$142.2
Gross margin	41.6%	38.8%

Americas’ gross margin percentage increased compared to the third quarter of 2015 due primarily to a favorable product mix, including the 2015 exit of our low-margin, non-core product lines, as well as manufacturing efficiencies and material costs savings. EMEA’s gross margin percentage increased slightly primarily due to manufacturing productivity, restructuring savings and material costs savings, compared to the third quarter of 2015.  Asia-Pacific’s gross margin percentage decreased primarily due to reduced intercompany activity. Refer to Note 3 of the Notes to Consolidated Financial Statements for further details on acquisitions.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the third quarter of 2016 decreased $62.1 million, or 37.3%, compared to the third quarter of 2015.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(63.2)	(37.9)%
Foreign exchange	(0.3)	(0.2)
Acquisitions	1.4	0.8
Total	$(62.1)	(37.3)%

The organic decrease in SG&A expenses was attributable to the settlement of certain long-term obligations, including our pension plan and supplemental employee retirement plan obligations in the third quarter of 2015 for $64.7 million. This decrease was partially offset by an increase in costs resulting from the Americas transformation program. SG&A expenses from acquisitions relate to the Apex and AERCO Korea acquisitions. Total SG&A expenses, as a percentage of sales, were 30.6% in the third quarter of 2016 and 45.5% in the third quarter of 2015.

Restructuring and Other Charges, Net. In the third quarter of 2016, we recorded a net charge of $1.0 million primarily for the transformation of our Americas business and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $5.8 million of restructuring charges for the third quarter of 2015. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements for further details.

Operating Income (Loss).  Operating income (loss) by geographic segment and Corporate for each of the third quarters of 2016 and 2015 was as follows:

	Third Quarter Ended			% Change to Consolidated
	October 2, 2016	September 27, 2015	Change	Operating Income
	(dollars in millions)
Americas	$32.2	$30.3	$1.9	6.3%
EMEA	12.5	10.9	1.6	5.3
Asia-Pacific	1.4	1.2	0.2	0.7
Corporate	(9.6)	(72.6)	63.0	208.6
Total	$36.5	$(30.2)	$66.7	220.9%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change					Change
						As a % of Consolidated Operating Income					As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate
	(dollars in millions)
Organic	$(2.1)	$1.1	$(0.4)	$62.9	$61.5	(7.0)%	3.6%	(1.3)%	208.3%	203.6%	(6.9)%	10.1%	(33.3)%	86.7%
Foreign exchange	—	(0.1)	—	—	(0.1)	—	(0.3)	—	—	(0.3)	—	(0.9)	—	—
Acquisitions	—	—	0.8	—	0.8	—	—	2.7	—	2.7	—	—	66.7	—
Restructuring, impairment charges and other	4.0	0.6	(0.2)	0.1	4.5	13.3	2.0	(0.7)	0.3	14.9	13.2	5.5	(16.7)	0.1
Total	$1.9	$1.6	$0.2	$63.0	$66.7	6.3%	5.3%	0.7%	208.6%	220.9%	6.3%	14.7%	16.7%	86.8%

The increase in consolidated operating income was due primarily to a decrease in SG&A related to the settlement of certain long-term obligations, including our pension plan and supplemental employee retirement plan obligations in the third quarter of 2015 for $64.7 million.

Interest Expense.  Interest expense decreased $1.3 million, or 21.0%, for the third quarter of 2016 as compared to the third quarter of 2015 primarily resulting from  the retirement of a higher interest bearing $225 million private placement note in April 2016 that was replaced by $230 million drawn on our line of credit. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Other income, net.  Other income, net, increased $0.3 million in the third quarter of 2016 as compared to the third quarter of 2015, primarily due to the gains recognized on forward exchange contracts. Refer to Note 5 of the Notes to Consolidated Financial Statements for further details.

Income Taxes.  Our effective income tax rate increased to 32.4% in the third quarter of 2016 from 28.4% for the third quarter of 2015.  The effective tax rate in 2015 was lower compared to normal quarters primarily due to the effect of the settlement charge related to our pension plan and supplemental employee retirement plan during the third quarter of 2015.

Net Income (Loss).  Net income for the third quarter of 2016 was $21.9 million, or $0.63 per common share, compared to a loss of $(25.7) million, or $(0.73) per common share, for the third quarter of 2015. Results for the third quarter of 2016 include net after-tax charges of $0.6 million, or $0.02 per common share, for restructuring and other charges and $2.3 million, or $0.07 per common share, for the EMEA and Americas transformation deployment costs; compared to after-tax charges of $44.6 million, or $1.27 per common share, for long-term obligation settlements including pension obligations; $3.6 million, or $0.10 per common share for restructuring and other charges; and $1.1 million, or $0.03 per common share, for the EMEA and Americas transformation deployment costs for the third quarter of 2015.

Nine Months Ended October 2, 2016 Compared to Nine Months Ended September 27, 2015

Net Sales.  Our business is reported in three geographic segments: Americas, EMEA and Asia-Pacific. Our net sales in each of these segments for each of the first nine months of 2016 and 2015 were as follows:

	Nine Months Ended October 2, 2016		Nine Months Ended September 27, 2015			% Change to Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$677.6	64.2%	$745.2	67.2%	$(67.6)	(6.1)%
EMEA	338.2	32.0	332.1	29.9	6.1	0.5
Asia-Pacific	40.6	3.8	32.1	2.9	8.5	0.8
Total	$1,056.4	100.0%	$1,109.4	100.0%	$(53.0)	(4.8)%

The change in net sales was attributable to the following:

					Change As a % of Consolidated Net Sales				Change As a % of Segment Net Sales
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific
	(dollars in millions)
Organic	$16.9	$7.8	$3.3	$28.0	1.7%	0.6%	0.3%	2.6%	2.6%	2.3%	12.2%
Foreign exchange	(2.4)	(1.7)	(1.3)	(5.4)	(0.2)	(0.1)	(0.1)	(0.4)	(0.3)	(0.5)	(4.3)
Divested	(82.1)	—	(4.9)	(87.0)	(7.6)	—	(0.5)	(8.1)	(11.4)	—	(16.8)
Acquisitions	—	—	11.4	11.4	—	—	1.0	1.0	—	—	35.4
Total	$(67.6)	$6.1	$8.5	$(53.0)	(6.1)%	0.5%	0.7%	(4.9)%	(9.1)%	1.8%	26.5%

The change in organic net sales as a percentage of consolidated net sales and of segment net sales in the Americas and Asia-Pacific excludes divested sales for both periods presented.

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a % of Prior Year Sales
	Wholesale	DIY	OEMs	Specialty	Total	Wholesale	DIY	OEMs	Specialty
Americas	$9.6	$(0.3)	$4.0	$3.6	$16.9	2.5%	(0.8)%	8.0%	2.0%
EMEA	5.4	(2.0)	4.4	—	7.8	3.2	(29.2)	2.8	—
Asia-Pacific	5.7	—	(2.4)	—	3.3	25.1	—	(28.1)	—
Total	$20.7	$(2.3)	$6.0	3.6	28.0

The change in organic net sales by channel in the Americas and Asia-Pacific excludes divested sales for both periods presented.

Organic net sales in the Americas increased $16.9 million compared to the first nine months of 2015 primarily related to growth in our drains business, control valves, and specialty products compared to the first nine months of 2015.  The Americas also benefitted from approximately four additional shipping days in the first three quarters of 2016 compared to the first three quarters of 2015.

Organic net sales in EMEA increased $7.8 million as compared to the first nine months of 2015 primarily due to new product introductions in the electronics business and growth in water and plumbing products. EMEA also benefitted from approximately three additional shipping days in the first three quarters of 2016 compared to the first three quarters of 2015.

Organic net sales in  Asia-Pacific increased $3.3 million as compared to the first nine months of 2015 primarily related to increased sales of valves outside of China. Asia-Pacific benefitted from approximately three additional shipping days in the first three quarters of 2016 compared to the first three quarters of 2015.

The decrease in total net sales due to foreign exchange was primarily related to the depreciation of the Canadian dollar and the Chinese yuan to the U.S. dollar in 2016. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The decrease in total net sales due to divested products of $87.0 million was primarily due to the exit of our low margin, non-core products beginning after the first half of 2015 in our Americas and Asia-Pacific segments. Divested sales includes the exit of our non-core products through sale and through the discontinuation of product lines.

The increase in total net sales due to acquisitions related to the acquisitions of Apex during the fourth quarter of 2015 and AERCO Korea at the end of the first quarter of 2016 in our Asia-Pacific segment.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2016 and 2015 were as follows:

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(dollars in millions)
Gross profit	$427.9	$418.5
Gross margin	40.5%	37.7%

Americas’ gross margin increased compared to the first nine months of 2015 due primarily to a favorable product mix, including the 2015 exit of our low-margin, non-core product lines, as well as manufacturing efficiencies and material costs savings. EMEA’s gross margin increased primarily due to manufacturing productivity, restructuring savings and material costs savings, compared to the first nine months of 2015.  Asia-Pacific’s gross margin percentage decreased primarily due to reduced intercompany activity. Refer to Note 3 of the Notes to Consolidated Financial Statements for further details on acquisitions.

Selling, General and Administrative Expenses.  SG&A expenses for the first nine months of 2016 decreased $61.0 million, or 16.1%, compared to the first nine months of 2015.  The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change

Organic	$(62.9)	(16.6)%
Foreign exchange	(1.5)	(0.4)
Acquisitions	3.4	0.9
Total	$(61.0)	(16.1)%

The organic decrease in SG&A expenses was primarily due to the settlement of certain long-term obligations, including our pension plan and supplemental employee retirement plan obligations in the third quarter of 2015 for $64.7 million. This decrease was partially offset by an increase in costs compared related to the Americas transformation program. SG&A expenses from acquisitions relate to the Apex and AERCO Korea acquisitions. Total SG&A expenses, as a percentage of sales, were 30.1% in the first nine months of 2016 and 34.1% in the first nine months of 2015.

Restructuring and Other Charges, Net. In the first nine months of 2016, we recorded a net charge of $5.6 million primarily for the transformation of our Americas and Asia-Pacific businesses and involuntary terminations and other costs incurred as part of our EMEA restructuring plans, as compared to $12.5 million of restructuring charges for the first nine months of 2015. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements for further details.

Gain on disposition. In the second quarter of 2016, we recorded a pre-tax gain of $8.7 million related to the sale of a China subsidiary that was dedicated to the production of non-core products and part of the transformation of our Americas and Asia-Pacific businesses.  The pre-tax gain includes a non-cash accumulated currency translation adjustment of $7.3 million.

Operating Income (Loss).  Operating income (loss) by geographic segment for the first nine months of 2016 and 2015 was as follows:

	Nine Months Ended			% Change to Consolidated
	October 2, 2016	September 27, 2015	Change	Operating Income
	(dollars in millions)
Americas	$95.7	$90.6	$5.1	18.6%
EMEA	33.2	25.7	7.5	27.4
Asia-Pacific	12.2	0.9	11.3	41.3
Corporate	(27.7)	(89.8)	62.1	226.9
Total	$113.4	$27.4	$86.0	314.2%

The increase (decrease) in operating income (loss) is attributable to the following:

							Change				Change
							As a % of Consolidated Operating Income				As a % of Segment Operating Income
	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific	Corporate	Total	Americas	EMEA	Asia- Pacific		Corporate
	(dollars in millions)
Organic	$1.0	$8.4	$(1.4)	$62.0	$70.0	3.6%	30.7%	(5.1)%	226.5%	255.7%	1.1%	32.7%	NMF	%	69.0%
Foreign exchange	(0.3)	(0.1)	(0.2)	—	(0.6)	(1.1)	(0.4)	(0.7)	—	(2.2)	(0.4)	(0.4)	(22.2)		—
Acquisitions	—	—	1.0	—	1.0	—	—	3.7	—	3.7	—	—	NMF		—
Restructuring, impairment charges and other	4.4	(0.8)	3.2	0.1	6.9	16.1	(2.9)	11.6	0.4	25.2	4.9	(3.1)	NMF		0.1
Gain on disposition	—	—	8.7	—	8.7	—	—	31.8	—	31.8	—	—	NMF		—
Total	$5.1	$7.5	$11.3	$62.1	$86.0	18.6%	27.4%	41.3%	226.9%	314.2%	5.6%	29.2%	NMF	%	69.1%

The increase in consolidated operating income was primarily related to a decrease in SG&A for the settlement of certain long-term obligations, including our pension plan and supplemental employee retirement plan obligations in the third quarter of 2015 for $64.7 million. The remaining increase is due to the gain on the disposition of a China subsidiary and a decrease in restructuring charges compared to the first nine months of 2015.

Interest Expense.  Interest expense decreased $0.9 million, or 5.0%, for the first nine months of 2016 as compared to the first nine months of 2015 primarily due to the retirement in April 2016 of a $225 million higher interest bearing private placement note that was replaced by $230 million drawn on our line of credit. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Other income, net.  Other income, net, increased $2.8 million for the first nine months of 2016 as compared to the first nine months of 2015, resulting primarily from the gain recognized on the acquisition of AERCO Korea in the first quarter of 2016. Refer to Note 3 of the Notes to Consolidated Financial Statements for further details on the acquisition.

Income Taxes.  Our effective income tax rate decreased to 33.8% in the first nine months of 2016, from 52.3% for the first nine months of 2015.  The higher than customary tax rate in 2015 was due to the impact that non-deductible and other tax reserve items had on a relatively low level of income before income taxes reported in the nine months of 2015. The low level of income in the nine months of 2015 was primarily related to the settlement of our pension plan and supplemental employee retirement plan obligations.

Net Income.  Net income for the first nine months of 2016 was $66.7 million, or $1.93 per common share, compared to $5.2 million, or $0.15 per common share, for the first nine months of 2015. Results through the third quarter of 2016 include after-tax benefits of $8.3 million, or $0.24 per common share, for a gain on disposition and $0.5 million, or $0.01 per common share, for acquisition related accounting, offset by an after-tax charge of $7.3 million, or $0.22 per common share, for the EMEA and Americas transformation deployment costs; $3.6 million, or $0.10 per common share, for restructuring and other charges; and $1.5 million, or $0.04 per common share for tax charges related to the transformation; compared to after-tax charges of $44.6 million, or $1.27 per common share for long-term obligation settlements including pension obligations, $8.3 million, or $0.23 per common share for restructuring and other charges; $5.0 million, or $0.14 per common share, for the EMEA and Americas transformation deployment costs; and $0.7 million, or $0.02 per common share, for acquisition related costs for the first nine months of 2015.

Liquidity and Capital Resources

We generated $69.6 million of net cash from operating activities in the first nine months of 2016 as compared to $41.9 million of net cash generated from operating activities in the first nine months of 2015. Cash flows from operating activities in the first nine months of 2015 included a $49.2 million outflow for settlement of certain long-term obligations, including pension obligations.

We used $24.2 million of net cash for investing activities for the first nine months of 2016 as compared to generating $14.7 million of cash for the first nine months of 2015. The decrease in cash is primarily for the purchase of capital equipment in the first nine months of 2016. We also received approximately $33.1 million in cash proceeds from the sale of certain assets relating to non-core product lines in the Americas in 2015. In the fourth quarter of 2016, we expect to invest approximately $7 to $10 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $7.5 million of net cash for financing activities for the first nine months of 2016 as compared to $51.6 million of net cash used for the first nine months of 2015. The decrease in cash used is primarily due to net proceeds from long-term borrowings of $22.6 million and approximately $10 million less in stock repurchases in 2016.  For the first nine months of 2016 we received proceeds of $530 million consisting of $300 million under the term loan as part of the Credit Agreement entered into on February 12, 2016 and $230 million drawn from the line of credit in April of 2016. These proceeds were partially offset by loan repayments of $275 million relating to the line of credit balance under the prior Credit Agreement and $225 million relating to the senior unsecured note paid in April 2016.  We also used $22.2 million to repurchase approximately 433,000 shares of Class A common stock and $18.2 million for the payment of dividends.

On February 12, 2016, we terminated our prior Credit Agreement and entered into a new Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who became borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provided for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to us in a single draw.  The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. As of October 2, 2016, we had $300 million of borrowings outstanding on the term loan and $230 million drawn on the line of credit under the Credit Agreement. As of October 2, 2016, we were in compliance with all covenants related to the Credit Agreement and had $244.4 million of unused and available credit under the Credit Agreement and $25.6 million of stand-by letters of credit outstanding on the Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to our consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the ICE Benchmark Administration LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

Working capital as of October 2, 2016 was $599.8 million compared to $514.0 million as of December 31, 2015.  The increase in working capital was primarily related to an increase in cash and accounts receivable, as well as a decrease in accounts payable due to the impact of our transformation initiatives.  The ratio of current assets to current liabilities was 3.2 to 1 as of October 2, 2016 and 2.7 to 1 as of December 31, 2015.

As of October 2, 2016, we held $338.6 million in cash and cash equivalents.  Of this amount, approximately $284.9 million of cash and cash equivalents was held by foreign subsidiaries.  Our ability to fund U.S. operations from this balance could be limited by possible tax implications of moving proceeds across jurisdictions.  Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We do anticipate some incremental expenditures in 2016 including costs related to the Americas and EMEA restructuring and transformation programs. We may have to borrow to fund some or all of these expected cash outlays, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Credit Agreement. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds.  Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%.  However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries through operations or acquisitions, and there are no current plans to repatriate the undistributed earnings to fund operations in the United States.

Non-GAAP Financial Measures

In accordance with the SEC’s Regulation G and item 10(e) of Regulation S-K, the following provides definitions of the non-GAAP measures used by management. We believe that these measures provide for a more complete perspective of underlying business results and trends. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to more fully understand our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in millions)
Net cash provided by operating activities	$69.6	$41.9
Less: additions to property, plant, and equipment	(26.3)	(19.2)
Plus: proceeds from the sale of property, plant, and equipment	—	0.1
Free cash flow	$43.3	$22.8

Net income	$66.7	$5.2

Cash conversion rate of free cash flow to net income	64.9%	438.5%

Our free cash flow increased in the first nine months of 2016 when compared to the free cash flow in the first nine months of 2015 primarily due to the impact of the $49.2 million cash outflow for settlement of certain long-term obligations, including our Pension Plan and SERP in the first nine months of 2015.

Our net debt to capitalization ratio (a non-GAAP financial measure) at October 2, 2016 was 25.9%, compared to 28.4% at December 31, 2015. The decrease in net debt to capitalization ratio is primarily driven by an increase in stockholders’ equity and an increase in cash and cash equivalents at October 2, 2016. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	October 2,	December 31,
	2016	2015
	(in millions)
Current portion of long-term debt	$1.3	$1.1
Plus: long-term debt, net of current portion	601.6	574.2
Less: cash and cash equivalents	(338.6)	(296.2)
Net debt	$264.3	$279.1

	October 2,	December 31,
	2016	2015
	(in millions)
Net debt	$264.3	$279.1
Plus: total stockholders’ equity	756.4	704.9
Capitalization	$1,020.7	$984.0
Net debt to capitalization ratio	25.9%	28.4%

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25.6 million as of October 2, 2016 and $24.8 million as of December 31, 2015. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended October 2, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item l.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended October 2, 2016, other than as described in Note 11 of the Notes to Consolidated Financial Statements.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three-month period ended October 2, 2016.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4, 2016 — July 31, 2016	8,040	$63.52	—	—
August 1, 2016 — August 28, 2016	11,721	$63.11	—	—
August 29, 2016 — October 2, 2016	1,709	$63.94	—	—
Total	21,470	$63.33	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended October 2, 2016 under our stock repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 4, 2016 — July 31, 2016	23,238	$60.09	23,238	$63,689,564
August 1, 2016 — August 28, 2016	23,200	$63.33	23,200	$62,220,245
August 29, 2016 — October 2, 2016	27,600	$63.82	27,600	$60,458,690
Total	74,038	$62.50	74,038

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

WATTS WATER TECHNOLOGIES, INC.

Date: November 8, 2016	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: November 8, 2016	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

10	Watts Water Technologies, Inc. Executive Severance Plan as amended and restated as of August 4, 2016 (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 2, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the Third Quarters Ended October 2, 2016 and September 27, 2015 and the Nine Months Ended October 2, 2016 and September 27, 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Third Quarters Ended October 2, 2016 and September 27, 2015 and the Nine Months Ended October 2, 2016 and September 27, 2015, (iv) Consolidated Statements of Cash Flows for the t Nine Months Ended October 2, 2016 and September 27, 2015, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-11499) for the quarter ended July 3, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-11499) dated July 27, 2015.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-11499) for the quarter ended July 3, 2016.