Form 10-Q
period 2017-07-02
WATTS WATER TECHNOLOGIES INC
filed 2017-08-07
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1 , 2017
Class A Common Stock, $0.10 par value	27,809,237

Class B Common Stock, $0.10 par value	6,379,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	July 2,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217.5	$338.4
Trade accounts receivable, less allowance for doubtful accounts of $15.1 million at July 2, 2017 and $14.2 million at December 31, 2016	245.5	198.0
Inventories, net
Raw materials	81.5	81.5
Work in process	16.6	13.7
Finished goods	160.7	144.2
Total Inventories	258.8	239.4
Prepaid expenses and other assets	37.0	40.5
Assets held for sale	2.9	3.1
Total Current Assets	761.7	819.4
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	521.3	498.1
Accumulated depreciation	(329.7)	(308.4)
Property, plant and equipment, net	191.6	189.7
OTHER ASSETS:
Goodwill	544.7	532.7
Intangible assets, net	194.6	202.5
Deferred income taxes	2.7	3.0
Other, net	16.6	15.9
TOTAL ASSETS	$1,711.9	$1,763.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$110.1	$101.1
Accrued expenses and other liabilities	122.3	136.8
Accrued compensation and benefits	45.8	48.5
Current portion of long-term debt	37.9	139.1
Total Current Liabilities	316.1	425.5
LONG-TERM DEBT, NET OF CURRENT PORTION	510.4	511.3
DEFERRED INCOME TAXES	51.2	48.6
OTHER NONCURRENT LIABILITIES	37.0	41.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,840,962 shares at July 2, 2017 and 27,831,013 shares at December 31, 2016	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,379,290 shares at July 2, 2017 and December 31, 2016	0.6	0.6
Additional paid-in capital	543.7	535.2
Retained earnings	372.1	348.5
Accumulated other comprehensive loss	(122.0)	(150.8)
Total Stockholders’ Equity	797.2	736.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,711.9	$1,763.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Net sales	$378.5	$371.1	$725.7	$715.3
Cost of goods sold	221.8	220.4	425.2	429.4
GROSS PROFIT	156.7	150.7	300.5	285.9
Selling, general and administrative expenses	110.2	110.5	217.8	213.1
Restructuring	1.7	3.2	2.2	4.6
Gain on disposition	—	(8.7)	—	(8.7)
OPERATING INCOME	44.8	45.7	80.5	76.9
Other expense (income):
Interest income	(0.2)	(0.3)	(0.4)	(0.5)
Interest expense	5.0	5.5	9.8	12.2
Other expense (income), net	0.2	(0.9)	0.5	(3.1)
Total other expense	5.0	4.3	9.9	8.6
INCOME BEFORE INCOME TAXES	39.8	41.4	70.6	68.3
Provision for income taxes	12.6	12.8	21.7	23.5
NET INCOME	$27.2	$28.6	$48.9	$44.8
Basic EPS
NET INCOME PER SHARE	$0.79	$0.83	$1.42	$1.30
Weighted average number of shares	34.5	34.5	34.5	34.4
Diluted EPS
NET INCOME PER SHARE	$0.79	$0.83	$1.42	$1.30
Weighted average number of shares	34.5	34.5	34.5	34.5
Dividends declared per share	$0.19	$0.18	$0.37	$0.35

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Net income	$27.2	$28.6	$48.9	$44.8
Other comprehensive income (loss):
Foreign currency translation adjustments	21.5	(12.2)	29.4	12.2
Reversal of foreign currency translation for sale of foreign entity, net of tax	—	(6.9)	—	(6.9)
Cash flow hedges, net of tax	(0.7)	(1.7)	(0.6)	(1.9)
Other comprehensive income (loss)	20.8	(20.8)	28.8	3.4
Comprehensive income	$48.0	$7.8	$77.7	$48.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2017	2016
OPERATING ACTIVITIES
Net income	$48.9	$44.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.6	14.7
Amortization of intangibles	11.1	10.2
Loss on disposal and impairment of property, plant and equipment and other	0.6	1.9
Gain on disposition	—	(8.3)
Gain on acquisition	—	(1.7)
Stock-based compensation	6.9	7.3
Deferred income tax	2.3	(0.4)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(41.5)	(30.6)
Inventories	(13.1)	(5.5)
Prepaid expenses and other assets	2.6	1.8
Accounts payable, accrued expenses and other liabilities	(23.4)	(26.4)
Net cash provided by operating activities	9.0	7.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11.0)	(19.2)
Proceeds from the sale of property, plant and equipment	0.1	—
Net proceeds from the sale of assets, and other	1.9	—
Business acquisitions, net of cash acquired	0.1	(2.1)
Net cash used in investing activities	(8.9)	(21.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	20.0	530.0
Payments of long-term debt	(126.3)	(500.7)
Payment of capital leases and other	(4.3)	(1.1)
Proceeds from share transactions under employee stock plans	0.5	2.7
Tax benefit of stock awards exercised	—	0.2
Payments to repurchase common stock	(9.0)	(17.6)
Debt issuance costs	—	(2.1)
Dividends	(12.8)	(12.0)
Net cash used in financing activities	(131.9)	(0.6)
Effect of exchange rate changes on cash and cash equivalents	10.9	4.6
DECREASE IN CASH AND CASH EQUIVALENTS	(120.9)	(9.5)
Cash and cash equivalents at beginning of year	338.4	296.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217.5	$286.7
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$5.7
Cash paid, net of cash acquired	—	2.1
Gain on acquisition	—	1.7
Liabilities assumed	$—	$1.9
Issuance of stock under management stock purchase plan	$1.0	$0.7
CASH PAID FOR:
Interest	$9.5	$11.7
Income taxes	$20.9	$14.6

See accompanying notes to consolidated financial statements.

     WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of July 2, 2017, the Consolidated Statements of Operations for the second quarters and six months ended July 2, 2017 and July 3, 2016, the Consolidated Statements of Comprehensive Income for the second quarters and six months ended July 2, 2017 and July 3, 2016, and the Consolidated Statements of Cash Flows for the six months  ended July 2, 2017 and July 3, 2016.

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassifications did not have a material impact on previously reported results of operations, financial position or cash flows.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended July 2, 2017 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company’s adoption of the new guidance effective January 1, 2017 did not have a material impact on the Company's financial statements.

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

•The Company elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period of the respective grant. This was adopted using a modified retrospective approach with a cumulative effect adjustment of $0.5 million to retained earnings as of January 1, 2017.

•The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the Consolidated Statement of Cash Flows. This change has been applied prospectively in the Statement of Cash Flows. The Company had an excess tax benefit of $0.2 million in the six months ended July 3, 2016.

•The Company no longer records windfall or shortfall tax benefits to additional paid-in capital and records these tax benefits directly to operations. This change has been applied prospectively as is required by the standard and therefore the comparative period has not been adjusted. This change may create volatility in the Company’s effective tax rate on a prospective basis.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 converges revenue recognition under U.S. GAAP and International Financial Reporting Standards ("IFRS"). For U.S. GAAP, the standard generally eliminates transaction and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. The FASB issued ASU 2015-14 in August 2015 which deferred the effective date of ASU 2014-09 for public companies to periods beginning after December 15, 2017, with early adoption permitted. The Company is assessing the impact of the guidance on its revenues by reviewing its contract portfolio to identify potential differences that would result from applying the new standard to its current revenue arrangements, including evaluation of potential performance obligations and variable consideration. The Company has substantially completed its contract portfolio analysis, and is evaluating the impact, if any, on changes to the Company’s financial results, business processes, systems, and controls under this new guidance. The Company is expected to use the modified retrospective approach of adoption, with a cumulative adjustment to opening retained earnings in the period of adoption. The Company will adopt the new standard effective January 1, 2018.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $13.0 million and $11.5 million for the second quarters of 2017 and 2016, respectively, and were $25.0 million and $22.9 million for the first six months of 2017 and 2016, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $7.2 million and $6.4 million for the second quarters of 2017 and 2016, respectively, and was $14.3 million and $13.0 million for the first six months of 2017 and 2016, respectively.

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

The Company accounted for the transaction as a purchased business combination and the acquisition was funded partially with available cash and partially from borrowings under the Company’s Credit Agreement. During the second quarter of 2017 the Company finalized the purchase price allocation related to the purchase of PVI.  The acquisition resulted in the recognition of $41.1 million in goodwill and $31.0 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $17.6 million, developed technology valued at $10.2 million, and the trade name valued at $3.2 million.  The goodwill is attributable to the workforce of PVI and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition.  Approximately $6.9 million of the goodwill is deductible for tax purposes.  The following table summarizes the value of the assets and liabilities acquired (in millions):

Accounts receivable	$5.7
Inventory	12.7
Fixed assets	8.1
Other assets	2.8
Intangible assets	31.0
Goodwill	41.1
Accounts payable	(4.0)
Accrued expenses and other	(9.2)
Deferred tax liability	(9.1)
Purchase price	$79.1

Apex

On November 30, 2015, the Company completed the acquisition of 80% of the outstanding shares of Apex Valves Limited (“Apex”). Apex specializes in the design and manufacturing of control valves for low and high pressure hot water and filtration systems. Apex also produces an extensive range of float and reservoir valves for the agricultural industry. The aggregate purchase price was approximately $20.4 million and the Company recorded a long-term liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining 20% within three years of closing. The Company acquired an additional 10% ownership in the first quarter of 2017 for approximately $2.9 million and now owns 90% of the outstanding shares of Apex. The Company maintains a long-term liability of approximately $3.0 million for the estimated fair value on the remaining 10% contractual call option.

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA (Asia-Pacific, Middle East, and Africa). The changes in the carrying amount of goodwill by geographic segment are as follows:

	July 2, 2017
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	July 2,	January 1,	Loss During	July 2,	July 2,
	2017	Period (1)	and Other	2017	2017	the Period	2017	2017
	(in millions)
Americas	$434.7	2.0	0.3	437.0	$(24.5)	—	(24.5)	412.5
Europe	234.9	—	8.8	243.7	(129.7)	—	(129.7)	114.0
APMEA	30.2	—	0.9	31.1	(12.9)	—	(12.9)	18.2
Total	$699.8	2.0	10.0	711.8	$(167.1)	—	(167.1)	544.7

(1)Americas goodwill additions during the first half of 2017 includes purchase accounting adjustments related to the PVI acquisition discussed in Note 3 of the Notes to the Consolidated Financial Statements.

	December 31, 2016
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2016	Period	and Other	2016	2016	the Period	2016	2016
	(in millions)
Americas	$391.2	43.3	0.2	434.7	$(24.5)	—	(24.5)	410.2
Europe	238.6	—	(3.7)	234.9	(129.7)	—	(129.7)	105.2
APMEA	26.3	3.7	0.2	30.2	(12.9)	—	(12.9)	17.3
Total	$656.1	47.0	(3.3)	699.8	$(167.1)	—	(167.1)	532.7

Intangible assets include the following:

	July 2, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.0)	$1.1	$16.1	$(14.9)	$1.2
Customer relationships	233.0	(125.3)	107.7	231.5	(117.3)	114.2
Technology	53.2	(21.2)	32.0	53.1	(19.2)	33.9
Trade names	25.4	(8.9)	16.5	25.1	(8.1)	17.0
Other	6.8	(6.0)	0.8	6.8	(5.9)	0.9
Total amortizable intangibles	334.5	(176.4)	158.1	332.6	(165.4)	167.2
Indefinite-lived intangible assets	36.5	—	36.5	35.3	—	35.3
	$371.0	$(176.4)	$194.6	$367.9	$(165.4)	$202.5

Aggregate amortization expense for amortized intangible assets for the second quarter of 2017 and 2016 was $5.6 million and $5.1 million, respectively, and for the first six months of 2017 and 2016, was $11.1 million and $10.2 million, respectively.

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

	July 2,	December 31,
	2017	2016
	(in millions)
Carrying amount	$551.2	$653.6
Estimated fair value	$553.9	$658.3

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at July 2, 2017 and December 31, 2016:

	Fair Value Measurement at July 2, 2017 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.2	$3.2	$—	$—
Interest rate swaps (1)	$3.8	$—	$3.8	$—
Total assets	$7.0	$3.2	$3.8	$—
Liabilities
Plan liability for deferred compensation(2)	$3.2	$3.2	$—	$—
Redeemable financial instrument(3)	$3.0	$—	$—	$3.0
Total liabilities	$6.2	$3.2	$—	$3.0

	Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.0	$3.0	$—	$—
Interest rate swaps (1)	$4.6	$—	$4.6	$
Total assets	$7.6	$3.0	$4.6	$—
Liabilities
Plan liability for deferred compensation(2)	$3.0	$3.0	$—	$—
Redeemable financial instrument(3)	5.8	—	—	5.8
Total liabilities	$8.8	$3.0	$—	$5.8

(1)Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in other noncurrent liabilities and relates to a mandatorily redeemable equity instrument as part of the Apex acquisition in 2015.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2016 to July 2, 2017.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	July 2,
	2016	Settlements	Purchases	adjustments	income	2017
	(in millions)
Redeemable financial instrument	$5.8	(2.9)	$—	—	$0.1	$3.0

In connection with the acquisition of Apex, a liability of $5.5 million was recognized on November 30, 2015 as the estimate of the acquisition date fair value of the mandatorily redeemable equity instrument. The Company acquired an additional 10% ownership in the first quarter of 2017 for approximately $2.9 million and now owns 90% of Apex outstanding shares. The remaining liability is classified as Level 3 under the fair value hierarchy as it is based on the commitment to purchase the remaining 10% of Apex shares within the next year, which is not observable in the market.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $177.0 million has been drawn as of July 2, 2017.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Upon intended election of Adjusted LIBOR as the interest rate, the Term Loan has quarterly interest payments that began in May 2016, quarterly principal repayments that commenced on March 31, 2017, with a balloon payment of principal on maturity date. The Revolver has quarterly interest payments that began in July 2016.

Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021.  The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the three and six months ended July 2, 2017, a loss of $0.8 million and  $0.6 million, respectively, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge. For the three and six months ended July 3, 2016, a loss of $1.7 million and 1.9 million, respectively, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Non-Designated Cash Flow Hedge

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties.  These forward exchange contracts are not designated as cash flow or fair value hedges. The Company entered into one forward contract in the fourth quarter of 2016 and one forward contract in the first quarter of 2017 to manage the foreign currency rate exposure between the Hong Kong Dollar and the euro regarding two intercompany loans. These forward contracts are marked-to-market with changes in the fair value recorded to earnings. The Company recognized a loss of $1.3 million and $2.1 million for the three and six months ended July 2, 2017, respectively, related to the forward exchange contracts.

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

A summary of the pre‑tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
			(in millions)
Restructuring costs:
2015 Actions	$1.6	$0.8	$1.6	$1.8
Other Actions	0.1	2.4	0.6	2.8
Total restructuring charges	$1.7	$3.2	$2.2	$4.6

The Company recorded pre‑tax restructuring costs in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
			(in millions)
Americas	$1.4	$0.8	$1.9	$1.6
Europe	0.1	2.5	0.1	2.9
APMEA	0.2	—	0.2	0.2
Corporate	—	(0.1)	—	(0.1)
Total	$1.7	$3.2	$2.2	$4.6

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

The second phase of the program involves the consolidation of manufacturing facilities and distribution center network optimization.  The second phase of the program involves reducing the square footage of the Company’s Americas facilities, which together with phase one, reduced the Americas net operating footprint by approximately 30%. The second phase is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements. As of July 2, 2017, the second phase was substantially complete and is expected to be completed by the end of 2017.

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

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s transformation program related to its Americas and APMEA businesses (phase one and phase two combined):

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write‑downs	and other	Total
	(in millions)
Costs incurred—2015	$8.5	0.7	1.6	2.8	13.6
Costs incurred—2016	(1.5)	0.2	2.9	0.5	2.1
Costs incurred—first quarter 2017	—	—	—	—	—
Costs incurred—second quarter 2017	0.2	—	1.2	0.2	1.6
Remaining costs to be incurred	—	0.1	0.6	1.5	2.2
Total expected restructuring costs	$7.2	$1.0	$6.3	$5.0	$19.5

The following table summarizes total restructuring costs incurred for the three and six months ended July 2, 2017, incurred program to date and expected remaining pre-tax restructuring costs by business segment for the Company’s Americas and APMEA 2015 transformation program:

	Second Quarter Ended	Six Months Ended			Total
	July 2,	July 2,	Incurred	Remaining	Expected
	2017	2017	to Date	costs	Costs
		(in millions)
APMEA	$0.2	$0.2	$4.6	$—	$4.6
Americas	1.4	1.4	12.7	2.2	14.9
Total restructuring costs	$1.6	$1.6	$17.3	$2.2	$19.5

Details of the restructuring reserve activity for the Company’s Americas and APMEA 2015 transformation program for the period ended July 2, 2017 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total
	(in millions)
Balance at December 31, 2016	$1.2	$—	$—	$—	$1.2
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.6)	—	—	—	(0.6)
Balance at April 2, 2017	$0.6	$—	$—	$—	$0.6
Net pre-tax restructuring charges	0.2	—	1.2	0.2	1.6
Utilization and foreign currency impact	(0.1)	—	(1.2)	(0.2)	(1.5)
Balance at July 2, 2017	$0.7	$—	$—	$—	$0.7

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

Total “Other Actions” pre-tax restructuring expense was $0.1 million and $0.6 million for the three and six months ended July 2, 2017, respectively. Total “Other Actions” pre-tax restructuring expense was $2.4 million and $2.8 million for the three and six months ended July 3, 2016, respectively. Included in “Other Actions” is the 2015 Europe restructuring initiatives, in addition to other minor initiatives for which the Company incurred restructuring expenses through the first six months of 2017 and 2016.

The total pre-tax charge for the Europe 2015 restructuring initiatives is expected to be approximately $10 million, of which approximately $8.4 million has been incurred as of July 2, 2017 for the program to date. The remaining expected costs relate to severance and legal costs and are expected to be completed in 2017.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the Europe 2015 restructuring actions:

			Facility
		Legal and	Exit
	Severance	consultancy	and other	Total
	(in millions)
Costs incurred—2015	$6.6	$—	$0.3	$6.9
Costs incurred—2016	1.3	0.5	—	1.8
Adjustments to restructuring costs — first quarter 2017	(0.3)	—	—	(0.3)
Costs incurred—second quarter 2017	—	—	—	—
Remaining costs to be incurred	1.4	0.2	—	1.6
Total expected restructuring costs	$9.0	$0.7	$0.3	$10.0

Details of the Company’s Europe 2015 restructuring reserve activity for the six months ended July 2, 2017 are as follows:

		Legal and	Facility exit
	Severance	Consultancy	and other	Total
	(in millions)
Balance at December 31, 2016	$4.8	$—	$—	$4.8
Net pre-tax restructuring adjustments	(0.3)	—	—	(0.3)
Utilization and foreign currency impact	(0.9)	—	—	(0.9)
Balance at April 2, 2017	$3.6	$—	$—	$3.6
Net pre-tax restructuring charges	—	—	—	—
Utilization and foreign currency impact	(0.3)	—	—	(0.3)
Balance at July 2, 2017	$3.3	$—	$—	$3.3

7. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended July 2, 2017			For the Second Quarter Ended July 3, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$27.2	34.5	$0.79	$28.6	34.5	$0.83
Effect of dilutive securities:
Common stock equivalents		—			—
Diluted EPS:
Net income	$27.2	34.5	$0.79	$28.6	34.5	$0.83

Options to purchase 0.1 million shares of Class A common stock were outstanding during the second quarters of 2017 and 2016, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Six Months Ended July 2, 2017			For the Six Months Ended July 3, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$48.9	34.5	$1.42	$44.8	34.4	$1.30
Effect of dilutive securities:
Common stock equivalents		—			0.1
Diluted EPS:
Net income	$48.9	34.5	$1.42	$44.8	34.5	$1.30

Options to purchase 0.1 million and 0.2 million shares of Class A common stock were outstanding during the first six months of 2017 and 2016, respectively, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  In connection with this stock repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of July 2, 2017, there was approximately $47.1 million remaining authorized for share repurchases under this program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the July 27, 2015 program during the three and six months ended July 2, 2017 and July 3, 2016:

	For the Second Quarter Ended		For the Second Quarter Ended
	July 2, 2017		July 3, 2016
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	72,674	$4.5	91,500	$5.2

	For the Six Months Ended		For the Six Months Ended
	July 2, 2017		July 3, 2016
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	141,786	$9.0	359,000	$17.6

8. Stock‑Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non‑employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to non‑employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred shares typically vest over a three‑year period at the rate of one‑third per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 115,408 and 110,295 shares of restricted stock awards and deferred shares during the first six months of 2017 and 2016, respectively, related to the Company’s annual grant.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 98,812 and 106,724 of annual awards for performance stock units during the first six months of 2017 and 2016, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Each RSU provides the key employee with the right to purchase a share of Class A common stock at 80% of the fair market value on the date of grant. Beginning with annual incentive compensation for 2016, the purchase price for RSUs was increased from 67% to 80% of the fair market value of the Company’s Class A common stock. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The company granted 47,222 RSU’s and 88,882 RSU’s during the first six months of 2017 and 2016, respectively.

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

9. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision‑maker. Each segment earns revenue and income almost exclusively from the sale of our products.  The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. Products are sold into four product categories: 1) residential & commercial flow control products, 2) HVAC & gas products, 3) drainage & water re-use products, and 4) water quality products.  The Americas sells products across all four product categories, Europe primarily sells residential & commercial flow products, HVAC & gas products and drainage products, and APMEA primarily sells residential & commercial flow products and HVAC & gas products.  All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of January 1, 2017, the Company began reporting the results of Watts Industries Middle East FZE (“Watts Middle East”), an indirect, wholly owned subsidiary, as part of the Company’s former Asia-Pacific segment, which is now referred to as APMEA. Watts Middle East had previously been reported within the former EMEA segment, which is now referred to as Europe. This change in segment composition aligns with the structure of the Company’s internal organization and did not result in a material change to previously reported segment information. The 2016 results by segment have been retrospectively revised for comparative purposes.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(in millions)
Net Sales
Americas	$250.5	$239.5	$479.2	$461.8
Europe	110.7	114.3	215.6	222.6
APMEA	17.3	17.3	30.9	30.9
Consolidated net sales	$378.5	$371.1	$725.7	$715.3
Operating income (loss)
Americas	$39.6	$35.4	$70.7	$63.5
Europe	12.7	10.2	25.1	20.0
APMEA	1.8	9.8	2.8	11.5
Subtotal reportable segments	54.1	55.4	98.6	95.0
Corporate(*)	(9.3)	(9.7)	(18.1)	(18.1)
Consolidated operating income	44.8	45.7	80.5	76.9
Interest income	(0.2)	(0.3)	(0.4)	(0.5)
Interest expense	5.0	5.5	9.8	12.2
Other expense (income), net	0.2	(0.9)	0.5	(3.1)
Income before income taxes	$39.8	$41.4	$70.6	$68.3
Capital Expenditures
Americas	$3.8	$7.0	$8.1	$14.4
Europe	1.3	2.6	2.6	4.3
APMEA	0.1	0.4	0.3	0.5
Consolidated capital expenditures	$5.2	$10.0	$11.0	$19.2
Depreciation and Amortization
Americas	$8.0	$6.7	$15.1	$13.3
Europe	4.6	4.9	8.9	9.8
APMEA	1.0	0.9	1.7	1.8
Consolidated depreciation and amortization	$13.6	$12.5	$25.7	$24.9
Identifiable assets (at end of period)
Americas			$1,077.0	$1,000.5
Europe			523.2	594.3
APMEA			111.7	129.7
Consolidated identifiable assets			$1,711.9	$1,724.5
Property, plant and equipment, net (at end of period)
Americas			$106.0	$95.3
Europe			78.4	81.4
APMEA			7.2	8.3
Consolidated property, plant and equipment, net			$191.6	$185.0

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

The U.S. property, plant and equipment of the Company’s Americas segment was $102.3 million and $91.5 million at July 2, 2017 and July 3, 2016, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(in millions)
U.S. net sales	$234.9	$223.5	$448.6	$431.5

The following includes intersegment sales for Americas, Europe and APMEA:

	Second Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
	(in millions)
Intersegment Sales
Americas	$3.6	$3.4	$6.4	$6.2
Europe	4.0	3.0	7.9	5.8
APMEA	20.4	16.0	40.0	41.1
Intersegment sales	$28.0	$22.4	$54.3	$53.1

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges	Loss
	(in millions)

Balance December 31, 2016	$(153.7)	$2.9	$(150.8)
Change in period	7.9	0.1	8.0
Balance April 2, 2017	$(145.8)	$3.0	$(142.8)
Change in period	21.5	(0.7)	20.8
Balance July 2, 2017	$(124.3)	$2.3	$(122.0)

Balance December 31, 2015	$(128.2)	$—	$(128.2)
Change in period	24.4	(0.2)	24.2
Balance April 03, 2016	$(103.8)	$(0.2)	$(104.0)
Change in period	(12.2)	(1.7)	(13.9)
Reversal of foreign currency translation	(6.9)	—	(6.9)
Balance July 03, 2016	$(122.9)	$(1.9)	$(124.8)

11. Debt

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of July 2, 2017, the Company had drawn $177.0 million on this line of credit. The Credit Agreement also provides for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $288.8 million of borrowings outstanding on the term loan as of July 2, 2017 and $300.0 million outstanding as of July 3, 2016.   Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the ICE Benchmark Administration LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. The interest rates as of July 2, 2017 on the Revolving Credit Facility and on the Term Loan Facility were 2.42% and 2.68%, respectively.

The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, 10% in the fourth and fifth years, and the remaining unpaid balance paid in full on the maturity date. Payments when due are made ratably each year in quarterly installments. The Company paid quarterly installments totaling $11.2 million during the first half of 2017. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25.7 million as of July 2, 2017 and $24.9 million as of July 3, 2016. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

On December 16, 2016, Watts International Holdings Limited (“Watts International”), a wholly owned subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) among Watts International, as original borrower and original guarantor, Watts Water Technologies EMEA B.V., a wholly owned subsidiary of the Company (“Watts EMEA”), as original guarantor, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger (“JP Morgan Chase Bank”), J.P. Morgan Europe Limited, as agent to the financial parties, and the other lenders referred to therein. The Facility Agreement provides for a €110 million, 364 day, term loan facility available to the Company in a single draw. On December 20, 2016, Watts International borrowed the full amount available for borrowing under the Facility Agreement. The loan bears interest at a rate per annum equal to (i) the Euro InterBank Offered Rate (EURIBOR), provided that if such rate is less than zero, then EURIBOR shall be deemed to be zero, plus (ii) a margin of 1.875%, provided that if no event of default is continuing and Watts International’s consolidated leverage ratio is at a specified level, the margin shall decrease to 1.50%. Accrued interest on the loan is payable on the last day of each interest period. The first interest period is set at one month and may be changed subsequently to a period of one, two, or three months (or such other period agreed with all the lenders). The Facility Agreement matures on December 19, 2017, subject to the terms of the Facility Agreement. Substantially all of the proceeds of the borrowings made on December 20, 2016 under the Facility Agreement were used to pay down $113 million outstanding under the Revolving Credit Facility. The Company made payments on the Facility Agreement of approximately €101.0 million during the first half of 2017. As of July 2, 2017, there is €9.0 million outstanding on the Facility Agreement. On July 20, 2017, the Company paid off the remaining €9.0 million outstanding on the Facility Agreement.

As of July 2, 2017, the Company had $297.3 million of unused and available credit under the Revolving Credit Facility and was in compliance with all covenants related to the Credit Agreement and the Facility Agreement.

The Company is a party to a note agreement as further detailed in Note 10 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2016.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of July 2, 2017, the Company was in compliance with all covenants regarding this note agreement.

12. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at July 2, 2017 are consistent with those discussed in Note 14 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of July 2, 2017, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.6 million pre‑tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Connector Class Actions

In November and December 2014, Watts Water Technologies, Inc. and Watts Regulator Co. were named as defendants in three separate putative nationwide class action complaints (Meyers v. Watts Water Technologies, Inc., United States District Court for the Southern District of Ohio; Ponzo v. Watts Regulator Co., United States District Court for the District of Massachusetts; Sharp v. Watts Regulator Co., United States District Court for the District of Massachusetts) seeking to recover damages and other relief based on the alleged failure of water heater connectors. On June 26, 2015, plaintiffs in the three actions filed a consolidated amended complaint, under the case captioned Ponzo v. Watts Regulator Co., in the United States District Court for the District of Massachusetts (hereinafter “Ponzo”). Watts Water Technologies was voluntarily dismissed from the Ponzo case. The complaint seeks among other items, damages in an unspecified amount, replacement costs, injunctive relief, declaratory relief, and attorneys’ fees and costs. On August 7, 2015, the Company filed a motion to dismiss the complaint, which motion was mooted by the class settlements.

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

The Company participated in mediation sessions of the Ponzo and Klug cases in December 2015 and January 2016. On February 16, 2016, the Company reached an agreement in principle to settle all claims. The proposed total settlement amount is $14 million, of which the Company is expected to pay approximately $4.1 million after insurance proceeds, of up to $9.9 million. The parties executed final written settlement agreements in April 2016. Motions for preliminary approval of the settlements were submitted on May 4, 2016 before the District of Nebraska Federal Court. On December 7, 2016, the Court issued an order preliminarily approving the settlements. After a fairness hearing held on April 12, 2017, the Court entered Final Orders and Judgments approving the settlements on April 13, 2017. No appeals were filed and the settlements became final on May 15, 2017.

During the fourth quarter of 2015, the Company recorded a liability of $14 million related to the Ponzo and Klug matters of which $7.8 million was included in current liabilities and $6.2 million in other noncurrent liabilities. The liability was reduced by $8.7 million during the first six months of 2017 for $0.8 million in notice and claims administrator payments, counsel fees of $4.3 million and initial contributions to the class action fund of $3.6 million. The remaining liability of $5.3 million will be paid over three years. A $9.5 million receivable was recorded in current assets related to insurance proceeds due as of December 31, 2015 and was subsequently increased in the first quarter of 2017 to $9.9 million based on costs incurred as of April 3, 2017. The Company received the $9.9 million insurance proceeds in the second quarter of 2017.

13. Subsequent Events

On August 1, 2017, the Company declared a quarterly dividend of nineteen cents ($0.19) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2017 to stockholders of record on September 1, 2017.

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

We are a leading supplier of products and solutions that conserve water and manage the flow of fluids and energy into, through and out of buildings in the residential and commercial markets of the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

•Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

•HVAC & gas products—includes commercial high‑efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under‑floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.

•Drainage & water re‑use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

•Water quality products—includes point‑of‑use and point‑of‑entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

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

During the second quarter of 2017, sales increased 2.0%, or $7.4 million, compared to the second quarter of 2016. The increase was primarily related to acquired sales from PVI of $13.5 million, partially offset by a decrease in sales due to foreign exchange of $4.6 million, and a decline in organic sales of 0.4%, or $1.5 million. Our ongoing product rationalization efforts across our three regions resulted in a decrease in organic sales of $4.9 million in the second quarter of 2017 compared to the second quarter of 2016. As a percentage of segment net sales, organic sales in the Americas declined approximately 1%, were flat in Europe and increased approximately 2% in APMEA, compared to the second quarter of 2016. Organic sales is a non-GAAP measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $44.8 million decreased by $0.9 million, or 1.9%, in the second quarter of 2017 as compared to the second quarter of 2016. This decrease is primarily driven by an $8.7 million pre-tax gain on the disposition of a subsidiary in China in the second quarter of 2016. This decrease resulting from the pre-tax gain on disposition was substantially offset by incremental restructuring and productivity savings, as well as decreased restructuring costs in the Americas and Europe in the second quarter of 2017 compared to the second quarter 2016.

Recent Events

On August 1, 2017, the Company declared a quarterly dividend of nineteen cents ($0.19) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2017 to stockholders of record on September 1, 2017.

Results of Operations

Second Quarter Ended July 2, 2017 Compared to Second Quarter Ended July 3, 2016

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the second quarters ended 2017 and 2016 were as follows:

	Second Quarter Ended		Second Quarter Ended			% Change to
	July 2, 2017		July 3, 2016			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$250.5	66.2%	$239.5	64.6%	$11.0	3.0%
Europe	110.7	29.2	114.3	30.8	(3.6)	(1.0)
APMEA	17.3	4.6	17.3	4.6	—	—
Total	$378.5	100.0%	$371.1	100.0%	$7.4	2.0%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$(1.8)	$—	$0.3	$(1.5)	(0.5)%	—%	0.1%	(0.4)%	(0.7)%	—%	1.7%
Foreign exchange	(0.7)	(3.6)	(0.3)	(4.6)	(0.1)	(1.0)	(0.1)	(1.2)	(0.3)	(3.1)	(1.7)
Acquisitions	13.5	—	—	13.5	3.6	—	—	3.6	5.6	—	—
Total	$11.0	$(3.6)	$—	$7.4	3.0%	(1.0)%	—%	2.0%	4.6%	(3.1)%	—%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	DIY	OEMs	Specialty	Total	Wholesale	DIY	OEMs	Specialty
	(dollars in millions)
Americas	$4.9	$(0.6)	$(0.1)	$(6.0)	$(1.8)	3.6%	(3.9)%	(0.5)%	(8.6)%
Europe	(0.5)	(0.4)	0.9	—	—	(0.7)	(29.3)	2.3	—
APMEA	2.1	—	(1.8)	—	0.3	14.1	—	(67.6)	—
Total	$6.5	$(1.0)	$(1.0)	$(6.0)	$(1.5)

Total organic net sales decreased $1.5 million compared to the second quarter of 2016. Included in the decrease was the impact of our ongoing product rationalization efforts within each region, as we continue to focus on our core product lines. The product rationalization impact for the quarter was $4.9 million, and mainly affected our DIY and OEM channels.

Organic net sales in the Americas decreased $1.8 million compared to the second quarter of 2016. The sales decline was primarily related to our specialty channel, where we experienced weakness in our tank-less condensing water heater products, gas connectors and water quality products; as well as product rationalization efforts. This decrease was partially offset by growth in our plumbing products through the wholesale channel, particularly relating to backflow, valve, and drainage products.

Organic net sales in Europe were flat compared to the second quarter of 2016. During the second quarter of 2017 there was continued demand for our drains, electronics, and certain OEM HVAC products, which was offset by declines in our water and plumbing product sales in France and the UK, and the impact of our product rationalization efforts.

Organic net sales in APMEA increased $0.3 million as compared to the second quarter of 2016 related to growth within China in our underfloor heating products for residential applications and in our commercial valves products, partially offset by the impact of our product rationalization efforts.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in the second quarter of 2017. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The increase in net sales from acquisitions in the Americas segment is related to the fourth quarter 2016 acquisition of PVI.

Gross Profit.  Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2017 and 2016 were as follows:

	Second Quarter Ended
	July 2, 2017	July 3, 2016
	(dollars in millions)
Gross profit	$156.7	$150.7
Gross margin	41.4%	40.6%

The increase in gross margin percentage is primarily attributable to the Americas and Europe and relates to increased manufacturing productivity, increased restructuring savings and price realization within the two regions as well as a favorable sales mix in Europe.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses decreased $0.3 million, or 0.3%, in the second quarter of 2017 compared to the second quarter of 2016. The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(3.3)	(3.0)%
Foreign exchange	(1.2)	(1.1)
Acquisition	4.2	3.8
Total	$(0.3)	(0.3)%

SG&A expenses decreased $3.3 million organically compared to the second quarter of 2016. This organic decrease was driven by lower product liability costs of $2.7 million due to reductions in the frequency and severity of reported claims and lower transformation deployment costs of $1.9 million as our current transformation programs ramp down. These decreases were partially offset by higher freight and distribution costs of $1.1 million compared to the second quarter of 2016. The reduction in SG&A expenses from foreign exchange was mainly due to the depreciation of the euro against the U.S. dollar in the second quarter of 2017. The organic and foreign exchange decreases were partially offset by SG&A expenses resulting from our 2016 acquisition of PVI. Total SG&A expenses, as a percentage of sales, were 29.1% in the second quarter of 2017 compared to 29.8% in the second quarter of 2016.

Restructuring.  In the second quarter of 2017, we recorded a net charge of $1.7 million primarily for the transformation of our Americas business and other costs incurred as part of other restructuring initiatives, as compared to $3.2 million in the second quarter of 2016. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Gain on disposition. In the second quarter of 2016, we recorded a pre-tax gain of $8.7 million related to the sale of a China subsidiary that was dedicated to the production of non-core products and part of the transformation of our Americas and APMEA businesses. The pre-tax gain includes a non-cash accumulated currency translation adjustment of $7.3 million.

Operating Income.  Operating income (loss) by geographic segment for the second quarters of 2017 and 2016 was as follows:

				% Change to
				Consolidated
	Second Quarter Ended			Operating
	July 2, 2017	July 3, 2016	Change	Income
	(dollars in millions)
Americas	$39.6	$35.4	$4.2	9.2%
Europe	12.7	10.5	2.2	4.8
APMEA	1.8	9.5	(7.7)	(16.8)
Corporate	(9.3)	(9.7)	0.4	0.9
Total	$44.8	$45.7	$(0.9)	(1.9)%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$4.1	$0.5	$1.0	$0.5	$6.1	9.0%	1.1%	2.2%	1.1%	13.4%	11.6%	4.9%	10.2%	5.2%
Foreign exchange	(0.1)	(0.4)	—	—	(0.5)	(0.2)	(0.9)	—	—	(1.1)	(0.3)	(3.9)	—	—
Acquisitions	0.8	—	—	—	0.8	1.7	—	—	—	1.7	2.3	—	—	—
Gain on disposition	—	—	(8.7)	—	(8.7)	—	—	(19.0)	—	(19.0)	—	—	(88.8)	—
Restructuring	(0.6)	2.4	(0.3)	(0.1)	1.4	(1.3)	5.3	(0.7)	(0.2)	3.1	(1.7)	23.5	(3.0)	(1.0)
Total	$4.2	$2.5	$(8.0)	$0.4	$(0.9)	9.2%	5.5%	(17.5)%	0.9%	(1.9)%	11.9%	24.5%	(81.6)%	4.2%

Organic operating income increased by $6.1 million compared to the second quarter of 2016, mainly due to increased restructuring, sourcing, and productivity savings in the Americas and Europe. The organic increase is also related to reduced transformation deployment costs compared to the second quarter of 2016 in the Americas. Included in total operating income for the second quarter of 2016 was an $8.7 million gain on a disposition of a China subsidiary.

Interest Expense.  Interest expense decreased $0.5 million, or 9.1%, in the second quarter of 2017 as compared to the second quarter of 2016 due in part to a lower interest rate being paid on the Facility Agreement debt compared to the Revolving Credit Facility debt it replaced, and a lower interest rate being paid on the Revolving Credit Facility debt that replaced a higher interest $225 million private placement note in April 2016. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other expense (income), net.  Other expense (income), net, decreased $1.1 million to a net expense balance of $0.2 million in the second quarter of 2017 as compared to a net income balance of ($0.9) million in the second quarter of 2016. The decrease is primarily due to net foreign currency transaction losses.

Income Taxes.    Our effective income tax rate increased to 31.7% in the second quarter of 2017, from 30.9% in the second quarter of 2016. Included in the effective tax rate for the second quarter of 2016 was the impact of the gain on the disposition of our subsidiary in China, which was not taxable.

Net Income.  Net income was $27.2 million, or $0.79 per common share for the second quarter of 2017, compared to $28.6 million, or $0.83 per common share, for the second quarter of 2016. Results for the second quarter of 2017 include an after-tax charge of $1.1 million, or $0.03 per common share, for restructuring; and $0.5 million, or $0.01 per common share, for the Europe and Americas transformation deployment costs.

Results for the second quarter of 2016 include an after-tax benefit of $8.3 million, or $0.24 per common share, for a gain on disposition related to the sale of a China subsidiary, partially offset by after-tax charges of $2.1 million, or $0.06 per common share, for the Europe and Americas transformation deployment costs; $2.2 million, or $0.06 per common share, for restructuring; $0.4 million, or $0.01 per common share, for acquisition related accounting; and $1.0 million, or $0.03 per common share for tax charges related to the transformation.

Six Months Ended July 2, 2017 Compared to Six Months Ended July 3, 2016

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first six months ended 2017 and 2016 were as follows:

	Six Months Ended		Six Months Ended			% Change to
	July 2, 2017		July 3, 2016			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(Dollars in millions)
Americas	$479.2	66.0%	$461.8	64.6%	$17.4	2.4%
Europe	215.6	29.7	222.6	31.1	(7.0)	(0.9)
APMEA	30.9	4.3	30.9	4.3	—
Total	$725.7	100.0%	$715.3	100.0%	$10.4	1.5%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(Dollars in millions)
Organic	$(6.3)	$1.2	$(1.1)	$(6.2)	(0.9)%	0.2%	(0.2)%	(0.9)%	(1.4)%	0.5%	(3.4)%
Foreign exchange	(0.3)	(8.2)	(0.2)	(8.7)	—	(1.1)	0.2	(0.9)	—	(3.6)	(0.8)
Divested	(3.5)			(3.5)	(0.5)	—		(0.5)	(0.8)		(0.2)
Acquisition	27.5	—	1.3	28.8	3.8	—	—	3.8	6.0	—	4.4
Total	$17.4	$(7.0)	$—	$10.4	2.4%	(0.9)%	—%	1.5%	3.8%	(3.1)%	—%

The change in organic net sales as a percentage of consolidated net sales and of segment net sales in the Americas excludes divested sales for both periods presented.

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	DIY	OEMs	Specialty	Total	Wholesale	DIY	OEMs	Specialty
	(dollars in millions)
Americas	$8.1	$(2.6)	$0.2	$(12.0)	$(6.3)	3.1%	(8.4)%	0.4%	(9.5)%
Europe	0.3	(1.3)	2.2	—	1.2	0.2	(40.1)	2.9	—
APMEA	2.1	—	(3.2)	—	(1.1)	8.0	—	(66.7)	—
Total	$10.5	$(3.9)	$(0.8)	$(12.0)	$(6.2)

Total organic net sales decreased $6.2 million compared to the first six months of 2016. Included in the decrease was a $9.4 million impact of our ongoing product rationalization efforts across our regions, as we continue to focus on our core product lines. The product rationalization mainly affected our DIY and OEM channels.

Organic net sales in the Americas decreased $6.3 million compared to the first six months of 2016. The decline was primarily related to our specialty channel, where we experienced weakness in our tank-less water heater and condensing boiler products.  There was also a decrease in the DIY channel due to the product rationalization discussed above. These decreases were partially offset by growth in our plumbing products through the wholesale channel, particularly relating to backflow, valve, and drainage products.

Organic net sales in Europe increased $1.2 million compared to the first six months of 2016. This was mainly due to improved demand for our drains and electronics products during the first half of 2017, which was partially offset by our product rationalization efforts, and declines in our water and plumbing product sales in France and the UK, including the impact of economic concerns resulting from political uncertainty in the first quarter of 2017.

Organic net sales in APMEA decreased $1.1 million as compared to the first six months of 2016 primarily related to project delays in the valves business within China, and a decrease in sales of our water and plumbing products outside of China; as well as the impact of our product rationalization efforts. This decrease was partially offset by strong demand for our underfloor heating products for residential applications and increased demand for our commercial valves products.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in the first half of 2017. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The decrease in total net sales due to divested products of $3.5 million relates to sales of product lines we divested by the end of the first quarter of 2016 in the Americas segment as part of our Americas transformation program.

The increase in net sales from acquisitions in the Americas and APMEA segments is related to the fourth quarter 2016 acquisition of PVI and the first quarter 2016 acquisition of Watts Korea, respectively.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2017 and 2016 were as follows:

	Six Months Ended
	July 2, 2017	July 2, 2016
	(Dollars in millions)
Gross profit	$300.5	$285.9
Gross margin	41.4%	40.0%

The gross margin increase compared to the first six months of 2016 is primarily attributable to the Americas and Europe. Americas’ gross margin increased due primarily to transformation and sourcing savings, while Europe’s gross margin improved due to increased manufacturing productivity and restructuring savings.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first six months of 2017 increased $4.7 million, or 2.2%, compared to the first six months of 2016. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(1.5)	(0.7)%
Foreign exchange	(2.3)	(1.1)
Acquisitions	8.5	4.0
Total	$4.7	2.2%

SG&A expenses increased primarily as a result of our 2016 acquisitions of PVI and Watts Korea. This increase was partially offset by reductions in foreign exchange primarily from the depreciation of the euro against the U.S. dollar in the first six months of 2017. Organically SG&A expenses decreased $1.5 million compared to the first half of 2016.  The decline in organic SG&A expense was primarily related to lower product liability costs of $4.3 million from reductions in the frequency and severity of reported claims, and lower transformation deployment costs of $2.6 million as our current transformation programs ramp down. The organic decrease was partially offset by $3.7 million of higher distribution and freight costs and $0.8 million for outside services related to growth initiatives. Total SG&A expenses, as a percentage of sales, were 30.0% in the first half of 2017 compared to 29.8% in the first half of 2016.

Restructuring.  In the first six months of 2017, we recorded a net charge of $2.2 million, primarily for the transformation of our Americas business, involuntary terminations and other costs incurred as part of our restructuring initiatives, as compared to a net charge of $4.6 million for the first six months of 2016. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Gain on disposition. In the second quarter of 2016, we recorded a pre-tax gain of $8.7 million related to the sale of a China subsidiary that was dedicated to the production of non-core products and part of the transformation of our Americas and APMEA businesses. The pre-tax gain includes a non-cash accumulated currency translation adjustment of $7.3 million.

Operating Income.  Operating income (loss) by geographic segment for the first six months of 2017 and 2016 was as follows:

				% Change to
	Six Months Ended			Consolidated
	July 2,	July 3,		Operating
	2017	2016	Change	Income
	(Dollars in millions)
Americas	$70.7	$63.5	$7.2	9.4%
Europe	25.1	20.0	5.1	6.6
APMEA	2.8	11.5	(8.7)	(11.3)
Corporate	(18.1)	(18.1)	—	—
Total	$80.5	$76.9	$3.6	4.7%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corp.	Total	Americas	Europe	APMEA	Corp.	Total	Americas	Europe	APMEA	Corp.
	(Dollars in millions)
Organic	$5.8	$3.1	$—	$—	$8.9	7.6%	4.0%	—%	—%	11.6%	9.1%	15.5%	—%	—%
Foreign exchange	(0.1)	(0.8)	—	—	(0.9)	(0.1)	(1.0)	—	—	(1.1)	(0.1)	(4.0)	—	—
Acquisitions	1.8	—	—	—	1.8	2.3	—	—	—	2.3	2.8	—	—	—
Gain on disposition	—	—	(8.7)	—	(8.7)	—	—	(11.3)	—	(11.3)	—	—	(75.7)	—
Restructuring	(0.3)	2.8	—	—	2.5	(0.4)	3.6	—	—	3.2	(0.5)	14.0	—	—
Total	$7.2	$5.1	$(8.7)	$—	$3.6	9.4%	6.6%	(11.3)%	—%	4.7%	11.3%	25.5%	(75.7)%	—%

The increase in consolidated operating income was driven by increased gross margins from Americas transformation activities including sourcing savings as well as savings from our restructuring initiatives in Europe and fewer restructuring costs. The increase in operating income was also driven by reduced transformation deployment costs compared to the first six months of 2016 in the Americas.  There was also an increase to consolidated operating income of $1.8 million from the fourth quarter 2016 acquisition of PVI. Included in operating income for the first six months of 2016 was an $8.7 million gain on a disposition of a China subsidiary in the second quarter of 2016.

Interest Expense.  Interest expense decreased $2.4 million, or 19.7%, in the first six months of 2017 as compared to the first six months of 2016 due in part to a lower interest rate being paid on the Facility Agreement debt compared to the Revolving Credit Facility debt it replaced, and a lower interest rate being paid on the Revolving Credit Facility debt that replaced a higher interest $225 million private placement note in April 2016.  Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other expense (income), net.  Other expense (income), net, decreased $3.6 million to a net expense balance of $0.5 million in the first six months of 2017 as compared to a net income balance of ($3.1) million in the first six months of 2016. Included in other income in the first half of 2016 was a $1.7 million non-cash gain recognized on the acquisition of Watts Korea. The remaining decrease is primarily due to net foreign currency transaction losses in the first half of 2017.

Income Taxes.    Our effective income tax rate decreased to 30.7% in the first six months of 2017, from 34.4% in the first six months of 2016. The decrease in the effective tax rate is primarily related to worldwide earnings mix. Included in the 2016 effective tax rate was a reserve for an ongoing tax audit.

Net Income.  Net income for the first six months of 2017 was $48.9 million, or $1.42 per common share, compared to $44.8 million, or $1.30 per common share for the first six months of 2016. Results for the first half of 2017 include an after-tax charge of $1.8 million, or $0.05 per common share, for the Europe and Americas transformation deployment costs; $1.5 million, or $0.04 per common share, for restructuring; partially offset by $1.3 million or $0.04 per common share in tax benefits.

Results for the first six months of 2016 include after-tax charges of $5.0 million, or $0.15 per common share, for the Europe and Americas transformation deployment costs; $3.0 million, or $0.09 per common share, for restructuring; and $1.6 million, or $0.05 per common share, for tax charges related to the transformation; partially offset by after-tax benefits of $8.3 million, or $0.24 per common share, for a gain on disposition related to the sale of a China subsidiary and $0.5 million, or $0.01 per common share, for acquisition related accounting.

Liquidity and Capital Resources

We generated $9.0 million of net cash from operating activities in the first six months of 2017 as compared to $7.8 million of net cash generated from operating activities in the first six months of 2016. The increase was primarily related to higher net income, including the impact of non-cash adjustments, partially offset by the timing of working capital fluctuations compared to the first six months of 2016.

We used $8.9 million of net cash for investing activities compared to $21.3 million in the first six months of 2016. We used $8.2 million less cash in the first six months of 2017 for purchases of capital equipment compared to the first six months of 2016. For the remainder of fiscal year 2017, we expect to invest approximately $20 to $24 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $131.9 million of net cash from financing activities for the first six months of 2017 primarily due to payments of long-term debt of $126.3 million, payment of dividends of $12.8 million, and payments to repurchase approximately 142,000 shares of Class A common stock at a cost of $9.0 million. This was partially offset by proceeds from an additional draw on our line of credit of $20.0 million during the first six months of 2017.

On February 12, 2016, we terminated our prior Credit Agreement and entered into a new Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who became borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provided for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to us in a single draw.  The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. As July 2, 2017, we had $288.8 million of borrowings outstanding on the term loan and $177.0 million drawn on the Revolving Credit Facility; had $25.7 million of stand-by letters of credit outstanding and had $297.3 million of unused and available credit under the Revolving Credit Facility. As of July 2, 2017, we were in compliance with all covenants related to the Credit Agreement.

On December 16, 2016, Watts International Holdings Limited (“Watts International”), our wholly owned subsidiary, entered into a Facility Agreement (the “Facility Agreement”) among Watts International, as original borrower and original guarantor, Watts Water Technologies EMEA B.V., our wholly owned subsidiary (“Watts EMEA”), as original guarantor, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger (“JP Morgan Chase Bank”), J.P. Morgan Europe Limited, as agent to the financial parties, and the other lenders referred to therein. The Facility Agreement provides for a €110 million, 364 day, term loan facility in a single draw. On December 20, 2016, Watts International borrowed the full amount available for borrowing under the Facility Agreement. The loan bears interest at a rate per annum equal to (i) the Euro InterBank Offered Rate (EURIBOR), provided that if such rate is less than zero, then EURIBOR shall be deemed to be zero, plus (ii) a margin of 1.875%, provided that if no event of default is continuing and Watts International’s consolidated leverage ratio is at a specified level, the margin shall decrease to 1.50%. Accrued interest on the loan is payable on the last day of each interest period. The first interest period is set at one month and may be changed subsequently to a period of one, two, or three months (or such other period agreed with all the lenders). Substantially all of the proceeds of the borrowings made on December 20, 2016 under the Facility Agreement were used to pay down $113 million previously outstanding under the Revolving Credit Facility. The Company made payments on the Facility Agreement of approximately €101.0 million during the first half of 2017. As of July 2, 2017, there is €9.0 million outstanding on the Facility Agreement. On July 20, 2017, we paid off the remaining €9.0 million outstanding on the Facility Agreement.

As of July 2, 2017, we held $217.5 million in cash and cash equivalents. Our ability to fund operations from cash and cash equivalents could be limited by market liquidity as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $205.0 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We may have to borrow to fund some or all of our expected cash outlay, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%. However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25.7 million and $25.6 million as of July 2, 2017 and December 31, 2016, respectively. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

A reconciliation of net cash provided by operating activities to free cash outflow and calculation of our cash conversion rate is provided below:

	Six Months Ended
	July 2,	July 3,
	2017	2016
	(in millions)
Net cash provided by operating activities	$9.0	$7.8
Less: additions to property, plant, and equipment	(11.0)	(19.2)
Plus: proceeds from the sale of property, plant, and equipment	0.1	—
Free cash outflow	$(1.9)	$(11.4)

Net income	$48.9	$44.8

Cash conversion rate of free cash outflow to net income	(3.9)%	(25.4)%

Our free cash outflow improved in the first half of 2017 when compared to the free cash outflow for the first half of 2016 due to increased net income, including the impact of non-cash adjustments, and lower capital spend in the first half of 2017.

Our net debt to capitalization ratio, a non‑GAAP financial measure used by management, at July 2, 2017 was 29.3% compared to 29.8% at December 31, 2016. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long‑term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	July 2,	December 31,
	2017	2016
	(in millions)
Current portion of long‑term debt	$37.9	$139.1
Plus: long‑term debt, net of current portion	510.4	511.3
Less: cash and cash equivalents	(217.5)	(338.4)
Net debt	$330.8	$312.0

A reconciliation of capitalization is provided below:

	July 2,	December 31,
	2017	2016
	(in millions)
Net debt	$330.8	$312.0
Total stockholders’ equity	797.2	736.3
Capitalization	$1,128.0	$1,048.3
Net debt to capitalization ratio	29.3%	29.8%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. At July 2, 2017, we have two open forward exchange contracts which were entered to manage the foreign currency rate exposure between the Hong Kong dollar and the euro regarding two intercompany loans.  These forward contracts are marked-to-market with changes in the fair value recorded to earnings.

Prior to 2016, we generally had a low exposure on the cost of our debt to changes in interest rates. On February 12, 2016, the Company entered into a new Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and $288.8 million is outstanding and a Revolving Commitment (“Revolver”) of $500 million, of which $177.0 million has been drawn as of July 2, 2017.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million.  Information about our long‑term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2016, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended July 2, 2017, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three month period ended July 2, 2017.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
April 3, 2017 - April 30, 2017	6,043	$61.28	—	—
May 1, 2017 - May 28, 2017	6,085	$61.78	—	—
May 29, 2017 - July 2, 2017	—	$—	—	—
Total	12,128	$61.53	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three‑month period ended July 2, 2017 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
April 3, 2017 - April 30, 2017	21,634	$61.31	21,634	$50,286,708
May 1, 2017 - May 28, 2017	23,200	$62.97	23,200	$48,825,689
May 29, 2017 - July 2, 2017	27,840	$62.91	27,840	$47,074,195
Total	72,674	$62.46	72,674

(1)On July 27, 2015, the Board of Directors authorized a new stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

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

WATTS WATER TECHNOLOGIES, INC.

Date: August 7, 2017	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 7, 2017	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

Date: August 7, 2017	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended(1)
3.2	Amended and Restated By‑Laws(2)
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

*     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at July 2, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the Second Quarters Ended July 2, 2017 and July 3, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Second Quarters Ended July 2, 2017 and July 3, 2016, (iv) Consolidated Statements of Cash Flows for the Second Quarters Ended July 2, 2017 and July 3, 2016, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 001‑11499).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001‑ 11499).