Form 10-Q
period 2017-10-01
WATTS WATER TECHNOLOGIES INC
filed 2017-11-06
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27 , 2017
Class A Common Stock, $0.10 par value	27,769,085

Class B Common Stock, $0.10 par value	6,379,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	October 1,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246.6	$338.4
Trade accounts receivable, less allowance for doubtful accounts of $14.3 million at October 1, 2017 and $14.2 million at December 31, 2016	229.2	198.0
Inventories, net
Raw materials	82.5	81.5
Work in process	16.5	13.7
Finished goods	160.1	144.2
Total Inventories	259.1	239.4
Prepaid expenses and other assets	28.1	40.5
Assets held for sale	2.0	3.1
Total Current Assets	765.0	819.4
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	515.3	498.1
Accumulated depreciation	(323.2)	(308.4)
Property, plant and equipment, net	192.1	189.7
OTHER ASSETS:
Goodwill	548.5	532.7
Intangible assets, net	190.0	202.5
Deferred income taxes	2.6	3.0
Other, net	17.4	15.9
TOTAL ASSETS	$1,715.6	$1,763.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96.3	$101.1
Accrued expenses and other liabilities	128.6	136.8
Accrued compensation and benefits	50.5	48.5
Current portion of long-term debt	22.5	139.1
Total Current Liabilities	297.9	425.5
LONG-TERM DEBT, NET OF CURRENT PORTION	500.6	511.3
DEFERRED INCOME TAXES	50.8	48.6
OTHER NONCURRENT LIABILITIES	35.5	41.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,771,206 shares at October 1, 2017 and 27,831,013 shares at December 31, 2016	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,379,290 shares at October 1, 2017 and December 31, 2016	0.6	0.6
Additional paid-in capital	547.5	535.2
Retained earnings	386.4	348.5
Accumulated other comprehensive loss	(106.5)	(150.8)
Total Stockholders’ Equity	830.8	736.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,715.6	$1,763.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Net sales	$364.7	$341.1	$1,090.4	$1,056.4
Cost of goods sold	212.0	199.1	637.2	628.5
GROSS PROFIT	152.7	142.0	453.2	427.9
Selling, general and administrative expenses	107.0	104.5	324.8	317.6
Restructuring	1.4	1.0	3.6	5.6
Gain on disposition	—	—	—	(8.7)
OPERATING INCOME	44.3	36.5	124.8	113.4
Other (income) expense:
Interest income	(0.2)	(0.3)	(0.6)	(0.8)
Interest expense	4.7	4.9	14.5	17.1
Other expense (income), net	0.3	(0.5)	0.8	(3.6)
Total other expense	4.8	4.1	14.7	12.7
INCOME BEFORE INCOME TAXES	39.5	32.4	110.1	100.7
Provision for income taxes	13.0	10.5	34.7	34.0
NET INCOME	$26.5	$21.9	$75.4	$66.7
Basic EPS
NET INCOME PER SHARE	$0.77	$0.63	$2.19	$1.93
Weighted average number of shares	34.4	34.5	34.4	34.5
Diluted EPS
NET INCOME PER SHARE	$0.77	$0.63	$2.19	$1.93
Weighted average number of shares	34.4	34.5	34.5	34.5
Dividends declared per share	$0.19	$0.18	$0.56	$0.53

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Net income	$26.5	$21.9	$75.4	$66.7
Other comprehensive income (loss):
Foreign currency translation adjustments	15.4	3.3	44.8	1.7
Reversal of foreign currency translation for sale of foreign entity, net of tax	—	—	—	6.9
Cash flow hedges, net of tax	0.1	1.3	(0.5)	(0.6)
Other comprehensive income	15.5	4.6	44.3	8.0
Comprehensive income	$42.0	$26.5	$119.7	$74.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2017	2016
OPERATING ACTIVITIES
Net income	$75.4	$66.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.9	22.7
Amortization of intangibles	16.8	15.3
Loss on disposal and impairment of property, plant and equipment and other	1.0	1.8
Gain on disposition	—	(8.6)
Gain on acquisition	—	(1.7)
Stock-based compensation	10.2	10.6
Deferred income tax	1.8	2.9
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(21.9)	(24.3)
Inventories	(10.1)	1.4
Prepaid expenses and other assets	11.1	8.7
Accounts payable, accrued expenses and other liabilities	(32.8)	(25.9)
Net cash provided by operating activities	73.4	69.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(17.1)	(26.3)
Proceeds from the sale of property, plant and equipment	0.4	—
Net proceeds from the sale of assets, and other	3.1	4.2
Business acquisitions, net of cash acquired	0.1	(2.1)
Net cash used in investing activities	(13.5)	(24.2)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	20.0	530.0
Payments of long-term debt	(151.8)	(501.1)
Payment of capital leases and other	(4.6)	(1.6)
Proceeds from share transactions under employee stock plans	1.0	7.3
Tax benefit of stock awards exercised	—	0.4
Payments to repurchase common stock	(13.6)	(22.2)
Debt issuance costs	—	(2.1)
Dividends	(19.4)	(18.2)
Net cash used in financing activities	(168.4)	(7.5)
Effect of exchange rate changes on cash and cash equivalents	16.7	4.5
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(91.8)	42.4
Cash and cash equivalents at beginning of year	338.4	296.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$246.6	$338.6
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$5.7
Cash paid, net of cash acquired	—	2.1
Gain on acquisition	—	1.7
Liabilities assumed	$—	$1.9
Acquisitions of fixed assets under financing agreement	$—	$—
Issuance of stock under management stock purchase plan	$1.0	$0.7
CASH PAID FOR:
Interest	$12.8	$15.1
Income taxes	$29.5	$23.8

See accompanying notes to consolidated financial statements.

     WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of October 1, 2017, the Consolidated Statements of Operations for the third quarters and nine months ended October 1, 2017 and October 2, 2016, the Consolidated Statements of Comprehensive Income for the third quarters and nine months ended October 1, 2017 and October 2, 2016, and the Consolidated Statements of Cash Flows for the nine months ended October 1, 2017 and October 2, 2016.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended October 1, 2017 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

•The Company no longer reclassifies the excess tax benefit from operating activities to financing activities in the Consolidated Statement of Cash Flows. This change has been applied prospectively in the Statement of Cash Flows. The Company had an excess tax benefit of $0.4 million in the nine months ended October 2, 2016.

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

Accounting Standards Updates

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in the financial statements. This guidance permits hedge accounting for risk components in hedging relationships that involve nonfinancial risk, reduces complexity in hedging for fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedging ineffectiveness, and simplifies certain hedge effectiveness assessment requirements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 converges revenue recognition under U.S. GAAP and International Financial Reporting Standards ("IFRS"). For U.S. GAAP, the standard generally eliminates transaction and industry-specific revenue recognition guidance. This includes current guidance on long-term construction-type contracts, software arrangements, real estate sales, telecommunication arrangements, and franchise sales. Under the new standard, revenue is recognized based on a five-step model. The FASB issued ASU 2015-14 in August 2015 which deferred the effective date of ASU 2014-09 for public companies to periods beginning after December 15, 2017, with early adoption permitted. The Company is assessing the impact of the guidance on its revenues by reviewing its contract portfolio to identify potential differences that would result from applying the new standard to its current revenue arrangements, including evaluation of potential performance obligations and variable consideration. The Company has completed its contract portfolio analysis and does not expect the adoption of this guidance to have a material impact on the Company’s financial results. The Company is continuing to evaluate changes to business processes, systems, enhanced disclosure requirements and controls under this new guidance. The Company will adopt this new standard effective January 1, 2018 using the modified retrospective approach, with a cumulative adjustment to opening retained earnings in the period of adoption.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $12.8 million and $12.7 million for the third quarters of 2017 and 2016, respectively, and were $37.8 million and $35.6 million for the first nine months of 2017 and 2016, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $7.3 million and $6.6 million for the third quarters of 2017 and 2016, respectively, and were $21.6 million and $19.6 million for the first nine months of 2017 and 2016, respectively.

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

The Company accounted for the transaction as a purchased business combination and the acquisition was funded partially with available cash and partially from borrowings under the Company’s Credit Agreement. During the second quarter of 2017, the Company finalized the purchase price allocation for the PVI purchase.  The acquisition resulted in the recognition of $41.1 million in goodwill and $31.0 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $17.6 million, developed technology valued at $10.2 million, and the trade name valued at $3.2 million.  The goodwill is attributable to the workforce of PVI and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition.  Approximately $6.9 million of the goodwill is deductible for tax purposes.  The following table summarizes the value of the assets and liabilities acquired (in millions):

Accounts receivable	$5.7
Inventory	12.7
Fixed assets	8.1
Other assets	2.8
Intangible assets	31.0
Goodwill	41.1
Accounts payable	(4.0)
Accrued expenses and other	(9.2)
Deferred tax liability	(9.1)
Purchase price	$79.1

Apex

On November 30, 2015, the Company acquired of 80% of the outstanding shares of Apex Valves Limited (“Apex”). Apex specializes in the design and manufacturing of control valves for low and high pressure hot water and filtration systems. Apex also produces an extensive range of float and reservoir valves for the agricultural industry. The aggregate purchase price was approximately $20.4 million and the Company recorded a long-term liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining 20% within three years of closing. The Company acquired an additional 10% ownership in the first quarter of 2017 for approximately $2.9 million and now owns 90% of the outstanding shares of Apex. The Company maintains a long-term liability of approximately $3.0 million for the estimated fair value on the remaining 10% contractual call option.

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA (Asia-Pacific, Middle East, and Africa). The changes in the carrying amount of goodwill by geographic segment are as follows:

	October 1, 2017
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	October 1,	January 1,	Loss During	October 1,	October 1,
	2017	Period (1)	and Other	2017	2017	the Period	2017	2017
	(in millions)
Americas	$434.7	2.0	0.7	437.4	$(24.5)	—	(24.5)	412.9
Europe	234.9	—	12.3	247.2	(129.7)	—	(129.7)	117.5
APMEA	30.2	—	0.8	31.0	(12.9)	—	(12.9)	18.1
Total	$699.8	2.0	13.8	715.6	$(167.1)	—	(167.1)	548.5

(1)Americas goodwill additions during the first nine months of 2017 includes purchase accounting adjustments related to the PVI acquisition discussed in Note 3 of the Notes to the Consolidated Financial Statements.

	December 31, 2016
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2016	Period	and Other	2016	2016	the Period	2016	2016
	(in millions)
Americas	$391.2	43.3	0.2	434.7	$(24.5)	—	(24.5)	410.2
Europe	238.6	—	(3.7)	234.9	(129.7)	—	(129.7)	105.2
APMEA	26.3	3.7	0.2	30.2	(12.9)	—	(12.9)	17.3
Total	$656.1	47.0	(3.3)	699.8	$(167.1)	—	(167.1)	532.7

Intangible assets include the following:

	October 1, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.3)	$0.8	$16.1	$(14.9)	$1.2
Customer relationships	233.1	(129.4)	103.7	231.5	(117.3)	114.2
Technology	53.3	(22.1)	31.2	53.1	(19.2)	33.9
Trade names	25.7	(9.3)	16.4	25.1	(8.1)	17.0
Other	6.8	(6.0)	0.8	6.8	(5.9)	0.9
Total amortizable intangibles	335.0	(182.1)	152.9	332.6	(165.4)	167.2
Indefinite-lived intangible assets	37.1	—	37.1	35.3	—	35.3
	$372.1	$(182.1)	$190.0	$367.9	$(165.4)	$202.5

Aggregate amortization expense for amortized intangible assets for the third quarter of 2017 and 2016 was $5.7 million and $5.1 million, respectively, and for the first nine months of 2017 and 2016, was $16.8 million and $15.3 million, respectively.

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

	October 1,	December 31,
	2017	2016
	(in millions)
Carrying amount	$525.8	$653.6
Estimated fair value	$528.1	$658.3

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at October 1, 2017 and December 31, 2016:

	Fair Value Measurement at October 1, 2017 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.3	$3.3	$—	$—
Interest rate swaps (1)	$3.9	$—	$3.9	$—
Total assets	$7.2	$3.3	$3.9	$—
Liabilities
Plan liability for deferred compensation(2)	$3.3	$3.3	$—	$—
Redeemable financial instrument(3)	$3.0	$—	$—	$3.0
Total liabilities	$6.3	$3.3	$—	$3.0

	Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.0	$3.0	$—	$—
Interest rate swaps (1)	$4.6	$—	$4.6	$
Total assets	$7.6	$3.0	$4.6	$—
Liabilities
Plan liability for deferred compensation(2)	$3.0	$3.0	$—	$—
Redeemable financial instrument(3)	5.8	—	—	5.8
Total liabilities	$8.8	$3.0	$—	$5.8

(1)Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in other noncurrent liabilities and relates to a mandatorily redeemable equity instrument as part of the Apex acquisition in 2015.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2016 to October 1, 2017.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	October 1,
	2016	Settlements	Purchases	adjustments	income	2017
	(in millions)
Redeemable financial instrument	$5.8	(2.9)	$—	—	$0.1	$3.0

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $162.0 million has been drawn as of October 1, 2017.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Upon intended election of Adjusted LIBOR as the interest rate, the Term Loan has quarterly interest payments that began in May 2016, quarterly principal repayments that commenced on March 31, 2017, with a balloon payment of principal on maturity date. The Revolver has quarterly interest payments that began in July 2016.

Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021.  The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the three months and nine months ended October 1, 2017, a gain of $0.1 million and a loss of $0.4 million, respectively, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge. For the three and nine months ended October 2, 2016, a gain of $1.3 million and a loss of $0.6 million, respectively, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Non-Designated Cash Flow Hedge

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. The Company uses foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties.  These forward exchange contracts are not designated as cash flow or fair value hedges. The Company entered into one forward contract in the fourth quarter of 2016 and one forward contract in the first quarter of 2017 to manage the foreign currency rate exposure between the Hong Kong Dollar and the euro regarding two intercompany loans. These forward contracts are marked-to-market with changes in the fair value recorded to earnings.  The Company recognized a loss of $0.8 million and $2.9 million for the three and nine months ended October 1, 2017, respectively, related to the forward exchange contracts. These forward contracts were not renewed in September 2017 as the intercompany loans for which the Company was hedging the foreign currency rate exposure were settled.

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

A summary of the pre‑tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
			(in millions)
Restructuring costs:
2015 Actions	$0.5	$0.8	$2.1	$2.6
Other Actions	0.9	0.2	1.5	3.0
Total restructuring charges	$1.4	$1.0	$3.6	$5.6

The Company recorded pre‑tax restructuring costs in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
			(in millions)
Americas	$0.7	$0.8	$2.6	$2.4
Europe	0.5	0.3	0.6	3.2
APMEA	0.2	—	0.4	0.2
Corporate	—	(0.1)	—	(0.2)
Total	$1.4	$1.0	$3.6	$5.6

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

The second phase of the program involves the consolidation of manufacturing facilities and distribution center network optimization.  The second phase of the program involves reducing the square footage of the Company’s Americas facilities, which together with phase one, reduced the Americas net operating footprint by approximately 30%. The second phase is designed to improve the utilization of our remaining facilities, better leverage our cost structure, reduce working capital, and improve execution of customer delivery requirements. As of October 1, 2017, the second phase was substantially complete and is expected to be completed by the end of 2017.

On a combined basis, the total estimated pre-tax cost for the Company’s transformation program related to its Americas and APMEA businesses is approximately $60 million, of which approximately $59 million was incurred as of October 1, 2017. The remaining costs are expected to be incurred through the end of 2017. In the third quarter of 2017, the total expected costs of the planned actions were reduced from approximately $65 million to approximately $60 million, primarily related to reduced expected facility exit costs and reduced other transformation and deployment costs.  Total expected pre-tax charges include restructuring costs of approximately $18.5 million, goodwill and intangible asset impairments of $13.5 million and other transformation and deployment costs of approximately $28 million.  The other transformation and deployment costs include consulting and project management fees, inventory write-offs, and other associated costs.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s transformation program related to its Americas and APMEA businesses (phase one and phase two combined):

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write‑downs	and other	Total
	(in millions)
Costs incurred—2015	$8.5	0.7	1.6	2.8	13.6
Costs incurred—2016	(1.5)	0.2	2.9	0.5	2.1
Costs incurred—first quarter 2017	—	—	—	—	—
Costs incurred—second quarter 2017	0.2	—	1.2	0.2	1.6
Costs incurred—third quarter 2017	—	—	0.5	—	0.5
Remaining costs to be incurred	—	—	0.5	0.2	0.7
Total expected restructuring costs	$7.2	$0.9	$6.7	$3.7	$18.5

The following table summarizes total restructuring costs incurred for the three and nine months ended October 1, 2017, incurred program to date and expected remaining pre-tax restructuring costs by business segment for the Company’s Americas and APMEA 2015 transformation program:

	Third Quarter Ended	Nine Months Ended			Total
	October 1,	October 1,	Incurred	Remaining	Expected
	2017	2017	to Date	costs	Costs
		(in millions)
APMEA	$—	$0.2	$4.6	$—	$4.6
Americas	0.5	1.9	13.2	0.7	13.9
Total restructuring costs	$0.5	$2.1	$17.8	$0.7	$18.5

Details of the restructuring reserve activity for the Company’s Americas and APMEA 2015 transformation program for the period ended October 1, 2017 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total
	(in millions)
Balance at December 31, 2016	$1.2	$—	$—	$—	$1.2
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.6)	—	—	—	(0.6)
Balance at April 2, 2017	$0.6	$—	$—	$—	$0.6
Net pre-tax restructuring charges	0.2	—	1.2	0.2	1.6
Utilization and foreign currency impact	(0.1)	—	(1.2)	(0.2)	(1.5)
Balance at July 2, 2017	$0.7	$—	$—	$—	$0.7
Net pre-tax restructuring charges	—	—	0.5	—	0.5
Utilization and foreign currency impact	—	—	(0.5)	—	(0.5)
Balance at October 1, 2017	$0.7	$—	$—	$—	$0.7

Other Actions

The Company periodically initiates other actions which are not part of a major program. In the fourth quarter of 2015, management initiated certain restructuring actions and strategic initiatives with respect to the Company’s Europe segment in response to the economic challenges in Europe at the time and additional product rationalization efforts. The restructuring actions included severance benefits and limited costs relating to asset write offs, professional fees and relocation.

Total “Other Actions” pre-tax restructuring expense was $0.9 million and $1.5 million for the three and nine months ended October 1, 2017, respectively. Total “Other Actions” pre-tax restructuring expense was $0.2 million and $3.0 million for the three and nine months ended October 2, 2016, respectively. Included in “Other Actions” is the 2015 Europe restructuring initiatives, in addition to other minor initiatives for which the Company incurred restructuring expenses through the first nine months of 2017 and 2016.

The total pre-tax charge for the Europe 2015 restructuring initiatives is expected to be approximately $10 million, of which approximately $8.4 million has been incurred as of October 1, 2017.The remaining expected costs relate to severance and legal costs and are expected to be completed in 2017.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the Europe 2015 restructuring actions:

			Facility
		Legal and	Exit
	Severance	consultancy	and other	Total
	(in millions)
Costs incurred—2015	$6.6	$—	$0.3	$6.9
Costs incurred—2016	1.3	0.5	—	1.8
Adjustments to restructuring costs — first quarter 2017	(0.3)	—	—	(0.3)
Costs incurred—second quarter 2017	—	—	—	—
Costs incurred—third quarter 2017	—	—	—	—
Remaining costs to be incurred	1.4	0.2	—	1.6
Total expected restructuring costs	$9.0	$0.7	$0.3	$10.0

Details of the Company’s Europe 2015 restructuring reserve activity for the nine months ended October 1, 2017 are as follows:

		Legal and	Facility exit
	Severance	Consultancy	and other	Total
	(in millions)
Balance at December 31, 2016	$4.8	$—	$—	$4.8
Net pre-tax restructuring adjustments	(0.3)	—	—	(0.3)
Utilization and foreign currency impact	(0.9)	—	—	(0.9)
Balance at April 2, 2017	$3.6	$—	$—	$3.6
Net pre-tax restructuring charges	—	—	—	—
Utilization and foreign currency impact	(0.3)	—	—	(0.3)
Balance at July 2, 2017	$3.3	$—	$—	$3.3
Net pre-tax restructuring adjustments	—	—	—	—
Utilization and foreign currency impact	(0.7)	—	—	(0.7)
Balance at October 1, 2017	$2.6	$—	$—	$2.6

7. Earnings per Share

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended October 1, 2017			For the Third Quarter Ended October 2, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$26.5	34.4	$0.77	$21.9	34.5	$0.63
Effect of dilutive securities:
Common stock equivalents		—			—
Diluted EPS:
Net income	$26.5	34.4	$0.77	$21.9	34.5	$0.63

Options to purchase 0.1 million shares of Class A common stock were outstanding during the third quarters of 2017 and 2016, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

	For the Nine Months Ended October 1, 2017			For the Nine Months Ended October 2, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$75.4	34.4	$2.19	$66.7	34.5	$1.93
Effect of dilutive securities:
Common stock equivalents		0.1			—
Diluted EPS:
Net income	$75.4	34.5	$2.19	$66.7	34.5	$1.93

Options to purchase 0.1 million shares of Class A common stock were outstanding during the first nine months of 2017 and 2016, but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  In connection with this stock repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of October 1, 2017, there was approximately $42.4 million remaining authorized for share repurchases under this program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the July 27, 2015 program during the three and nine months ended October 1, 2017 and October 2, 2016:

	For the Third Quarter Ended		For the Third Quarter Ended
	October 1, 2017		October 2, 2016
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	72,669	$4.7	74,038	$4.6

	For the Nine Months Ended		For the Nine Months Ended
	October 1, 2017		October 2, 2016
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	214,455	$13.6	433,429	$22.2

8. Stock‑Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non‑employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to non‑employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred shares typically vest over a three‑year period at the rate of one‑third per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 127,960 and 134,775 shares of restricted stock awards and deferred shares during the first nine months of 2017 and 2016, respectively.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units typically vest at the end of a three-year performance period set by the Compensation Committee of the Board of Directors at the time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 98,812 and 106,724 of annual awards for performance stock units during the first nine months of 2017 and 2016, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to80% of the fair market value of the Company’s Class A common stock as of the date of grant. Upon vesting, each RSU is converted into one share of Class A common stock. Beginning with annual incentive compensation for 2016, the purchase price for RSUs was increased from 67% to 80% of the fair market value of the Company’s Class A common stock. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date and receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The company granted 47,222 RSU’s and 88,882 RSU’s during the first nine months of 2017 and 2016, respectively.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Third Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(in millions)
Net Sales
Americas	$239.1	$215.8	$718.3	$677.6
Europe	109.0	107.0	324.6	329.6
APMEA	16.6	18.3	47.5	49.2
Consolidated net sales	$364.7	$341.1	$1,090.4	$1,056.4
Operating income (loss)
Americas	$39.8	$32.2	$110.5	$95.7
Europe	13.4	12.3	38.5	32.3
APMEA	0.5	1.6	3.3	13.1
Subtotal reportable segments	53.7	46.1	152.3	141.1
Corporate(*)	(9.4)	(9.6)	(27.5)	(27.7)
Consolidated operating income	44.3	36.5	124.8	113.4
Interest income	(0.2)	(0.3)	(0.6)	(0.8)
Interest expense	4.7	4.9	14.5	17.1
Other expense (income), net	0.3	(0.5)	0.8	(3.6)
Income before income taxes	$39.5	$32.4	$110.1	$100.7
Capital Expenditures
Americas	$4.4	$5.1	$12.5	$19.5
Europe	1.7	1.9	4.2	6.2
APMEA	0.1	0.1	0.4	0.6
Consolidated capital expenditures	$6.2	$7.1	$17.1	$26.3
Depreciation and Amortization
Americas	$7.6	$7.7	$22.8	$20.9
Europe	4.9	4.8	13.8	14.6
APMEA	0.4	0.7	2.1	2.5
Consolidated depreciation and amortization	$12.9	$13.2	$38.7	$38.0
Identifiable assets (at end of period)
Americas			$1,074.0	$1,011.1
Europe			510.4	605.6
APMEA			131.2	130.6
Consolidated identifiable assets			$1,715.6	$1,747.3
Property, plant and equipment, net (at end of period)
Americas			$105.7	$95.8
Europe			79.2	80.9
APMEA			7.2	8.1
Consolidated property, plant and equipment, net			$192.1	$184.8

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

The U.S. property, plant and equipment of the Company’s Americas segment was $102.0 million and $92.0 million at October 1, 2017 and October 2, 2016, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(in millions)
U.S. net sales	$222.0	$200.5	$670.6	$631.9

The following includes intersegment sales for Americas, Europe and APMEA:

	Third Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
	(in millions)
Intersegment Sales
Americas	$2.5	$2.9	$9.0	$9.1
Europe	4.0	2.9	11.9	8.8
APMEA	12.8	17.2	52.8	58.3
Intersegment sales	$19.3	$23.0	$73.7	$76.2

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges	Loss
	(in millions)

Balance December 31, 2016	$(153.7)	$2.9	$(150.8)
Change in period	7.9	0.1	8.0
Balance April 2, 2017	$(145.8)	$3.0	$(142.8)
Change in period	21.5	(0.7)	20.8
Balance July 2, 2017	$(124.3)	$2.3	$(122.0)
Change in period	15.4	0.1	15.5
Balance October 1, 2017	$(108.9)	$2.4	$(106.5)

Balance December 31, 2015	$(128.2)	$—	$(128.2)
Change in period	24.4	(0.2)	24.2
Balance April 03, 2016	$(103.8)	$(0.2)	$(104.0)
Change in period	(12.2)	(1.7)	(13.9)
Reversal of foreign currency translation	(6.9)	—	(6.9)
Balance July 03, 2016	$(122.9)	$(1.9)	$(124.8)
Change in period	3.3	1.3	4.6
Balance October 02, 2016	$(119.6)	$(0.6)	$(120.2)

11. Debt

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of October 1, 2017, the Company had drawn $162.0 million on this line of credit. The Credit Agreement also provides for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $288.8 million of borrowings outstanding on the term loan as of October 1, 2017 and $300.0 million outstanding as of October 2, 2016.   Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the ICE Benchmark Administration LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. The interest rates as of October 1, 2017 on the Revolving Credit Facility and on the Term Loan Facility were 2.56% and 2.81%, respectively.

The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, 10% in the fourth and fifth years, and the remaining unpaid balance paid in full on the maturity date. Payments when due are made ratably each year in quarterly installments. The Company paid quarterly installments totaling $11.2 million during the first nine months of 2017. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25.7 million as of October 1, 2017 and $25.6 million as of October 2, 2016. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

On December 16, 2016, Watts International Holdings Limited (“Watts International”), a wholly owned subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) among Watts International, as original borrower and original guarantor, Watts Water Technologies EMEA B.V., a wholly owned subsidiary of the Company (“Watts EMEA”), as original guarantor, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger,, J.P. Morgan Europe Limited, as agent to the financial parties, and the other lenders referred to therein. The Facility Agreement provided for a €110 million, 364-day, term loan facility available to the Company in a single draw. On December 20, 2016, Watts International borrowed the full amount available for borrowing under the Facility Agreement. The loan bears interest at a rate per annum equal to (i) the Euro InterBank Offered Rate (EURIBOR), provided that if such rate is less than zero, then EURIBOR shall be deemed to be zero, plus (ii) a margin of 1.875%, provided that if no event of default is continuing and Watts International’s consolidated leverage ratio is at a specified level, the margin shall decrease to 1.50%. Accrued interest on the loan is payable on the last day of each interest period. The first interest period is set at one month and may be changed subsequently to a period of one, two, or three months (or such other period agreed with all the lenders). The Facility Agreement matures on December 19, 2017, subject to the terms of the Facility Agreement. Substantially all of the proceeds of the borrowings made on December 20, 2016 under the Facility Agreement were used to pay down $113 million outstanding under the Revolving Credit Facility. The Company made payments on the Facility Agreement of approximately €9.0 million during the three months ended October 1, 2017 and €110.0 million during the first nine months of 2017.  As of October 1, 2017 the Company had repaid in full the Facility Agreement.

As of October 1, 2017, the Company had $312.3 million of unused and available credit under the Revolving Credit Facility and was in compliance with all covenants related to the Credit Agreement and the Facility Agreement.

The Company is a party to a note agreement as further detailed in Note 10 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2016.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of October 1, 2017, the Company was in compliance with all covenants regarding this note agreement.

12. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at October 1, 2017 are consistent with those discussed in Note 14 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of October 1, 2017, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.5 million pre‑tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. received a “Notice of Environmental Liability” from the U.S. Environmental Protection Agency (“USEPA”) for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the Site).  The letter from the Chemetco Site Group (“Group”) alleges that Watts Regulator Co. is a potentially responsible party because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site.  As of August 2017, 162 companies were members of the Group; the final number of members is subject to change and unknown at this time. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) at the Site.  Watts Regulator Co. joined the Group in September 2017.  Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect to the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the RI/FS has not been completed to determine what remediation plan will be implemented and the costs of such plan; (ii) the total number of potentially responsible parties who may or may not agree to fund or perform any remediation has not yet been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to complete the RI/FS and implement a remediation plan acceptable to USEPA is uncertain.

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

The Company participated in mediation sessions of the Ponzo and Klug cases in December 2015 and January 2016. On February 16, 2016, the Company reached an agreement in principle to settle all claims. The proposed total settlement amount is $14 million, of which the Company is expected to pay approximately $4.1 million after insurance proceeds of up to $9.9 million. The parties executed final written settlement agreements in April 2016. Motions for preliminary approval of the settlements were submitted on May 4, 2016 before the District of Nebraska Federal Court. On December 7, 2016, the Court issued an order preliminarily approving the settlements. After a fairness hearing held on April 12, 2017, the Court entered Final Orders and Judgments approving the settlements on April 13, 2017. No appeals were filed and the settlements became final on May 15, 2017.

During the fourth quarter of 2015, the Company recorded a liability of $14 million related to the Ponzo and Klug matters of which $7.8 million was included in current liabilities and $6.2 million in other noncurrent liabilities. The liability was reduced by $8.7 million during the first nine months of 2017 for $0.8 million in notice and claims administrator payments, counsel fees of $4.3 million and initial contributions to the class action fund of $3.6 million. The remaining liability of $5.3 million will be paid over three years. A $9.5 million receivable was recorded in current assets related to insurance proceeds due as of December 31, 2015 and was subsequently increased in the first quarter of 2017 to $9.9 million based on costs incurred as of April 3, 2017. The Company received the $9.9 million insurance proceeds in the second quarter of 2017.

13. Subsequent Events

On October 30, 2017, the Company declared a quarterly dividend of nineteen cents ($0.19) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2017 to stockholders of record on December 1, 2017.

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

We are a leading supplier of products and solutions that conserve water and manage the flow of fluids and energy into, through and out of buildings in the residential and commercial markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in new complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; continued enforcement of plumbing and building codes; and a healthy economic environment. We have completed 11 acquisitions in the last decade. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

Our innovation strategy is focused on differentiated products that provide greater opportunity to distinguish ourselves in the marketplace. Conversely, we want to migrate away from commoditized products where we cannot add value.  Our goal is to be a solutions provider, not just a components supplier. We continually look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

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

During the third quarter of 2017, sales increased 6.9%, or $23.6 million, compared to the third quarter of 2016. The increase was primarily related to an increase in organic sales of 1%, or $3.3 million, an increase in sales due to foreign exchange of $5.9 million, and an increase from acquired sales from PVI of $14.4 million. As a percentage of segment net sales, organic sales in the Americas increased approximately 3.8% while organic sales in Europe and APMEA decreased approximately 3% and 9.7%, respectively, compared to the third quarter of 2016. Organic sales is a non-GAAP measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $44.3 million increased by $7.8 million, or 21.3%, in the third quarter of 2017 as compared to the third quarter of 2016. This increase is primarily driven by higher sales volume together with the impact of the acquisition of PVI, incremental transformation and productivity savings, and lower transformation costs.

Recent Events

On October 30, 2017, the Company declared a quarterly dividend of nineteen cents ($0.19) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2017 to stockholders of record on December 1, 2017.

Results of Operations

Third Quarter Ended October 1, 2017 Compared to Third Quarter Ended October 2, 2016

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2017 and 2016 were as follows:

	Third Quarter Ended		Third Quarter Ended			% Change to
	October 1, 2017		October 2, 2016			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$239.1	65.6%	$215.8	63.3%	$23.3	6.8%
Europe	109.0	29.9	107.0	31.4	2.0	0.6
APMEA	16.6	4.5	18.3	5.3	(1.7)	(0.5)
Total	$364.7	100.0%	$341.1	100.0%	$23.6	6.9%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$8.2	$(3.2)	$(1.7)	$3.3	2.4%	(0.9)%	(0.5)%	1.0%	3.8%	(3.0)%	(9.7)%
Foreign exchange	0.7	5.2	—	5.9	0.2	1.5	—	1.7	0.3	4.9	—
Acquisition	14.4	—	—	14.4	4.2	—	—	4.2	6.7	—	—
Total	$23.3	$2.0	$(1.7)	$23.6	6.8%	0.6%	(0.5)%	6.9%	10.8%	1.9%	(9.7)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	DIY	OEMs	Specialty	Total	Wholesale	DIY	OEMs	Specialty
	(dollars in millions)
Americas	$7.3	$(1.1)	$0.4	$1.6	$8.2	5.8%	(8.0)%	2.2%	2.7%
Europe	1.5	(0.3)	(4.4)	—	(3.2)	2.1	(22.3)	(12.4)	—
APMEA	0.2	—	(1.9)	—	(1.7)	1.2	—	(85.0)	—
Total	$9.0	$(1.4)	$(5.9)	$1.6	$3.3

Total organic net sales increased $3.3 million compared to the third quarter of 2016. This increase was muted by the $3.1 million impact of our ongoing product rationalization efforts across the regions, as we continue to focus on our core product lines. Product rationalization represents the exit of low-margin, non-core products across the regions.  The product rationalization mainly affected our DIY and OEM channels.

Organic net sales in the Americas increased $8.2 million compared to the third quarter of 2016. This increase was primarily due to higher sales volume in our plumbing products through the wholesale channel, particularly relating to backflow, valve, and drainage products. There was also an increase in specialty channel sales related to increased sales in our AERCO boiler business and increased aftermarket sales.

Organic net sales in Europe decreased $3.2 million compared to the third quarter of 2016. This decrease was due to the impact of our continued product rationalization efforts as well as decreased demand for our HVAC products in Italy. These decreases were partially offset by continued growth in our drains business.

Organic net sales in APMEA decreased $1.7 million as compared to the third quarter of 2016 primarily related to the impact of product rationalization efforts as well as project timing in the Middle East. These decreases were partially offset by increased demand within China for our underfloor heating products in residential applications and for our commercial valves products.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in the third quarter of 2017. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The increase in net sales from acquisition in the Americas segment is related to the fourth quarter 2016 acquisition of PVI.

Gross Profit.  Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2017 and 2016 were as follows:

	Third Quarter Ended
	October 1, 2017	October 2, 2016
	(dollars in millions)
Gross profit	$152.7	$142.0
Gross margin	41.9%	41.6%

The slight increase in gross margin percentage is attributable to the Americas and Europe and relates to increased manufacturing productivity, changes to our product mix and incremental savings from our transformation and restructuring programs within each region.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased $2.5 million, or 2.4%, in the third quarter of 2017 compared to the third quarter of 2016. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(2.9)	(2.8)%
Foreign exchange	1.4	1.3
Acquisition	4.0	3.9
Total	$2.5	2.4%

The increase primarily related to $4.0 million of SG&A expenses attributable to our 2016 PVI acquisition, and an increase in foreign exchange of $1.4 million, mainly due to the appreciation of the euro and the Canadian dollar against the U.S. dollar. The increase was partially offset by a decrease in organic SG&A expenses of $2.9 million, driven by a decline in product liability costs of $2.9 million, and a decrease in transformation costs of $2.1 million as our current transformation programs ramp down. The decline in product liability costs is primarily related to the resolution of our recent class action lawsuits and associated reduction in reported claims. These decreases were partially offset by increased variable costs related to sales volume and increased investments in our strategic growth initiatives compared to the third quarter of 2016. Total SG&A expenses, as a percentage of sales, were 29.3% in the third quarter of 2017 compared to 30.6% in the third quarter of 2016.

Restructuring.  In the third quarter of 2017, we recorded a net charge of $1.4 million primarily for costs related to the transformation of our Americas business and other costs incurred as part of other restructuring initiatives within each region, as compared to $1.0 million in the third quarter of 2016. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by segment for the third quarters of 2017 and 2016 was as follows:

				% Change to
				Consolidated
	Third Quarter Ended			Operating
	October 1, 2017	October 2, 2016	Change	Income
	(dollars in millions)
Americas	$39.8	$32.2	$7.6	20.8%
Europe	13.4	12.3	1.1	3.0
APMEA	0.5	1.6	(1.1)	(3.0)
Corporate	(9.4)	(9.6)	0.2	0.5
Total	$44.3	$36.5	$7.8	21.3%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$6.3	$0.7	$(0.9)	$0.2	$6.3	17.3%	1.9%	(2.5)%	0.5%	17.2%	19.6%	5.7%	(56.3)%	2.1%
Foreign exchange	0.1	0.7	—	—	0.8	0.3	1.9	—	—	2.2	0.3	5.7	(0.6)	—
Acquisition	1.1	—	—	—	1.1	3.0	—	—	—	3.0	3.4	—	—	—
Restructuring	0.1	(0.3)	(0.2)	—	(0.4)	0.2	(0.8)	(0.5)	—	(1.1)	0.3	(2.5)	(12.5)	—
Total	$7.6	$1.1	$(1.1)	$0.2	$7.8	20.8%	3.0%	(3.0)%	0.5%	21.3%	23.6%	8.9%	(69.4)%	2.1%

Organic operating income increased by $6.3 million compared to the third quarter of 2016, mainly due to increased savings from restructuring actions, sourcing, and productivity in the Americas and Europe. The organic increase is also related to stronger sales volume and reduced transformation costs compared to the third quarter of 2016 in the Americas. This increase in operating income was partially offset by a decrease in APMEA operating income primarily related to reduced volumes, unfavorable sales mix, and higher growth investments.

Interest Expense.  Interest expense decreased $0.2 million, or 4.1%, in the third quarter of 2017 as compared to the third quarter of 2016 due to a reduction in principal balance of debt outstanding. The impact of the lower outstanding principal balance is partially offset by increased interest rates in the third quarter of 2017 compared to the third quarter of 2016. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other expense (income), net.  Other expense (income), net, decreased $0.8 million to a net expense balance of $0.3 million in the third quarter of 2017 as compared to a net income balance of ($0.5) million in the third quarter of 2016. The decrease is primarily due to net foreign currency transaction losses.

Income Taxes.    Our effective income tax rate increased to 32.9% in the third quarter of 2017, from 32.4% in the third quarter of 2016. The increase in the effective tax rate is primarily related to worldwide earnings mix.

Net Income.  Net income was $26.5 million, or $0.77 per common share, for the third quarter of 2017, compared to $21.9 million, or $0.63 per common share, for the third quarter of 2016. Results for the third quarter of 2017 include an after-tax charge of $0.9 million, or $0.03 per common share, for restructuring.

Results for the third quarter of 2016 include net after-tax charges of $0.6 million, or $0.02 per common share, for restructuring and $2.3 million, or $0.07 per common share, for the Europe and Americas transformation deployment costs.

Nine Months Ended October 1, 2017 Compared to Nine Months Ended October 2, 2016

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first nine months of 2017 and 2016 were as follows:

	Nine Months Ended		Nine Months Ended			% Change to
	October 1, 2017		October 2, 2016			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$718.3	65.9%	$677.6	64.2%	$40.7	3.9%
Europe	324.6	29.8	329.6	32.0	(5.0)	(0.5)
APMEA	47.5	4.3	49.2	3.8	(1.7)	(0.2)
Total	$1,090.4	100.0%	$1,056.4	100.0%	$34.0	3.2%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$1.9	$(2.1)	$(2.9)	$(3.1)	0.2%	(0.2)%	(0.3)%	(0.3)%	0.3%	(0.6)%	(5.8)%
Foreign exchange	0.4	(2.9)	(0.1)	(2.6)	—	(0.3)	—	(0.3)	—	(0.9)	(0.5)
Acquisition	41.9	—	1.3	43.2	4.0	—	0.1	4.1	6.2	—	2.6
Divested	(3.5)	—	—	(3.5)	(0.3)	—	—	(0.3)	(0.5)	—	—
Total	$40.7	$(5.0)	$(1.7)	$34.0	3.9%	(0.5)%	(0.2)%	3.2%	6.0%	(1.5)%	(3.7)%

The change in organic net sales as a percentage of consolidated net sales and of segment net sales in the Americas excludes divested sales for both periods presented.

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	DIY	OEMs	Specialty	Total	Wholesale	DIY	OEMs	Specialty
	(dollars in millions)
Americas	$15.5	$(3.7)	$0.5	$(10.4)	$1.9	4.0%	(8.3)%	1.0%	(5.6)%
Europe	1.8	(1.6)	(2.3)	—	(2.1)	0.8	(35.3)	(2.1)	—
APMEA	2.3	—	(5.2)	—	(2.9)	5.5	—	(72.6)	—
Total	$19.6	$(5.3)	$(7.0)	$(10.4)	$(3.1)

Total organic net sales decreased $3.1 million compared to the first nine months of 2016. Included in the decrease was the $12.6 million impact of our ongoing product rationalization efforts across our regions, as we continue to focus on our core product lines. The product rationalization mainly affected our DIY and OEM channels.

Organic net sales in the Americas increased $1.9 million compared to the first nine months of 2016. The increase was mainly due to growth in the wholesale channel, particularly related to backflow, valve, and drainage products. This increase was partially offset by declines in the specialty channel, where we experienced weakness in our tankless water heater and condensing boiler products.  There was also a decrease in the DIY channel due to the product rationalization discussed above.

Organic net sales in Europe decreased $2.1 million compared to the first nine months of 2016. This was mainly due to our product rationalization efforts, and declines in our water and plumbing product sales in France and the UK. This decrease was also related to reduced demand for our HVAC products in Italy. These decreases were partially offset by increased demand for our drains and electronics products during the first nine months of 2017.

Organic net sales in APMEA decreased $2.9 million as compared to the first nine months of 2016 primarily related to the impact of our product rationalization efforts as well as project delays in the Middle East. This decrease was partially offset by increased demand for our underfloor heating products for residential applications and increased demand for our commercial valves products.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro against the U.S. dollar in the first nine months of 2017. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

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

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2017 and 2016 were as follows:

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(dollars in millions)
Gross profit	$453.2	$427.9
Gross margin	41.6%	40.5%

The gross margin increase compared to the first nine months of 2016 is primarily attributable to the Americas and Europe. Americas’ gross margin increased primarily from transformation and sourcing savings, while Europe’s gross margin improved due to increased manufacturing productivity and restructuring savings. The increase is also due to changes to our product mix, including the impact of our ongoing product rationalization efforts.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first nine months of 2017 increased $7.2 million, or 2.2%, compared to the first nine months of 2016. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(4.4)	(1.4)%
Foreign exchange	(0.9)	(0.3)
Acquisitions	12.5	3.9
Total	$7.2	2.2%

SG&A expenses increased primarily as a result of our 2016 acquisitions of PVI and Watts Korea. This increase was partially offset by reductions in foreign exchange primarily from the depreciation of the euro against the U.S. dollar in the first nine months of 2017. Organically SG&A expenses decreased $4.4 million compared to the first nine months of 2016, primarily related to a decline in product liability costs of $7.2 million, and lower transformation costs of $4.6 million as our current transformation program ramps down. The decline in product liability costs is primarily related to the resolution of our recent class action lawsuits and the associated reduction in reported claims. The organic decrease was partially offset by an increase of $3.1 million of higher distribution and freight costs, $5.0 million for investments in strategic initiatives which includes $2.0 million in research and development costs, and the remaining offset was due to increased variable costs from sales volume increases and inflation. Total SG&A expenses, as a percentage of sales, were 29.8% in the first nine months of 2017 compared to 30.1% in the first nine months of 2016.

Restructuring.  In the first nine months of 2017, we recorded a net charge of $3.6 million, primarily for the transformation of our Americas business, involuntary terminations and other costs incurred as part of our restructuring initiatives, as compared to a net charge of $5.6 million for the first nine months of 2016. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Gain on disposition. In the second quarter of 2016, we recorded a pre-tax gain of $8.7 million related to the sale of a China subsidiary that was dedicated to the production of non-core products and part of the transformation of our Americas and APMEA businesses. The pre-tax gain included a non-cash accumulated currency translation adjustment of $7.3 million.

Operating Income.  Operating income (loss) by segment for the first nine months of 2017 and 2016 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	October 1,	October 2,		Operating
	2017	2016	Change	Income
	(Dollars in millions)
Americas	$110.5	$95.7	$14.8	13.1%
Europe	38.5	32.3	6.2	5.4
APMEA	3.3	13.1	(9.8)	(8.6)
Corporate	(27.5)	(27.7)	0.2	0.2
Total	$124.8	$113.4	$11.4	10.1%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corp.	Total	Americas	Europe	APMEA	Corp.	Total	Americas	Europe	APMEA	Corp.
	(Dollars in millions)
Organic	$12.1	$3.9	$(0.8)	$0.4	$15.6	10.7%	3.4%	(0.7)%	0.4%	13.8%	12.6%	12.1%	(6.1)%	1.4%
Foreign exchange	0.1	(0.4)	—	—	(0.3)	0.1	(0.4)	—	—	(0.3)	0.1	(1.3)	—	—
Acquisitions	2.8	—	—	—	2.8	2.5	—	—	—	2.5	2.9	—	—	—
Gain on disposition	—	—	(8.7)	—	(8.7)	—	—	(7.7)	—	(7.7)	—	—	(66.4)	—
Restructuring	(0.2)	2.7	(0.3)	(0.2)	2.0	(0.2)	2.4	(0.2)	(0.2)	1.8	(0.2)	8.4	(2.3)	(0.7)
Total	$14.8	$6.2	$(9.8)	$0.2	$11.4	13.1%	5.4%	(8.6)%	0.2%	10.1%	15.4%	19.2%	(74.8)%	0.7%

The increase in consolidated operating income was primarily driven by increased volume and gross margin improvements in the Americas, as well as savings from our restructuring initiatives in Europe and fewer restructuring costs. The increase in operating income was also driven by reduced transformation costs compared to the first nine months of 2016 in the Americas and APMEA as our transformation program ramps down.  Contributing to the increase in consolidated operating income was $2.8 million from the fourth quarter 2016 acquisition of PVI. Included in operating income for the first nine months of 2016 was an $8.7 million gain on a disposition of a China subsidiary in the second quarter of 2016.

Interest Expense.  Interest expense decreased $2.6 million, or 15.2%, in the first nine months of 2017 as compared to the first nine months of 2016 due in part to a lower interest rate being paid on the Facility Agreement debt compared to the Revolving Credit Facility debt it replaced, and a lower interest rate being paid on the Revolving Credit Facility debt that replaced a higher interest $225 million private placement note in April 2016. The decrease is also due to a reduction in the principal balance of debt outstanding.  Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other expense (income), net.  Other expense (income), net, decreased $4.4 million to a net expense balance of $0.8 million in the first nine months of 2017 as compared to a net income balance of ($3.6) million in the first nine months of 2016. Included in other income in the first nine months of 2016 was a $1.7 million non-cash gain recognized on the acquisition of Watts Korea. The remaining decrease is primarily due to net foreign currency transaction losses in the first nine months of 2017.

Income Taxes.    Our effective income tax rate decreased to 31.5% in the first nine months of 2017, from 33.8% in the first nine months of 2016. The decrease in the effective tax rate is primarily related to worldwide earnings mix. Included in the 2016 effective tax rate was a reserve for an ongoing tax audit.

Net Income.  Net income for the first nine months of 2017 was $75.4 million, or $2.19 per common share, compared to $66.7 million, or $1.93 per common share, for the first nine months of 2016. Results for the first nine months of 2017 include an after-tax charge of $1.9 million, or $0.06 per common share, for the Europe and Americas transformation costs; $2.4 million, or $0.07 per common share, for restructuring charges; partially offset by $1.3 million or $0.04 per common share in tax benefits.

Results through the first nine months of 2016 include after-tax benefits of $8.3 million, or $0.24 per common share, for a gain on disposition and $0.5 million, or $0.01 per common share, for acquisition related accounting, offset by an after-tax charge of $7.3 million, or $0.22 per common share, for the Europe and Americas transformation costs; $3.6 million, or $0.10 per common share, for restructuring charges; and $1.5 million, or $0.04 per common share for tax charges related to the transformation.

Liquidity and Capital Resources

We generated $73.4 million of net cash from operating activities in the first nine months of 2017 as compared to $69.6 million of net cash generated from operating activities in the first nine months of 2016. The increase was primarily related to higher net income, including the impact of non-cash adjustments, partially offset by the timing of working capital fluctuations compared to the first nine months of 2016.

We used $13.5 million of net cash for investing activities compared to $24.2 million in the first nine months of 2016. We used $9.2 million less cash in the first nine months of 2017 for purchases of capital equipment compared to the first nine months of 2016. In the fourth quarter of 2017, we expect to invest approximately $13 to 16 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $168.4 million of net cash from financing activities for the first nine months of 2017 primarily due to payments of long-term debt of $151.8 million, payment of dividends of $19.4 million, and payments to repurchase approximately 214,000 shares of Class A common stock at a cost of $13.6 million. This was partially offset by proceeds from an additional draw on our line of credit of $20.0 million during the first nine months of 2017.

On February 12, 2016, we terminated our prior Credit Agreement and entered into a new Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who became borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provided for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to us in a single draw.  The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. As of October 1, 2017, we had $288.8 million of borrowings outstanding on the term loan and $162.0 million drawn on the Revolving Credit Facility; had $25.7 million of stand-by letters of credit outstanding and had $312.3 million of unused and available credit under the Revolving Credit Facility. As of October 1, 2017, we were in compliance with all covenants related to the Credit Agreement.

On December 16, 2016, Watts International Holdings Limited (“Watts International”), our wholly owned subsidiary, entered into a Facility Agreement (the “Facility Agreement”) among Watts International, as original borrower and original guarantor, Watts Water Technologies EMEA B.V., our wholly owned subsidiary (“Watts EMEA”), as original guarantor, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger, J.P. Morgan Europe Limited, as agent to the financial parties, and the other lenders referred to therein. The Facility Agreement provided for a €110 million, 364 day, term loan facility in a single draw. On December 20, 2016, Watts International borrowed the full amount available for borrowing under the Facility Agreement. The loan bears interest at a rate per annum equal to (i) the Euro InterBank Offered Rate (EURIBOR), provided that if such rate is less than zero, then EURIBOR shall be deemed to be zero, plus (ii) a margin of 1.875%, provided that if no event of default is continuing and Watts International’s consolidated leverage ratio is at a specified level, the margin shall decrease to 1.50%. Accrued interest on the loan is payable on the last day of each interest period. The first interest period is set at one month and may be changed subsequently to a period of one, two, or three months (or such other period agreed with all the lenders). Substantially all of the proceeds of the borrowings made on December 20, 2016 under the Facility Agreement were used to pay down $113 million previously outstanding under the Revolving Credit Facility. The Company made payments on the Facility Agreement of approximately €9.0 million during the three months ended October 1, 2017 and €110.0 million during the first nine months of 2017.  As of October 1, 2017, the Company has repaid in full the Facility Agreement.

As of October 1, 2017, we held $246.6 million in cash and cash equivalents. Our ability to fund operations from cash and cash equivalents could be limited by market liquidity as well as possible tax implications of moving proceeds across jurisdictions. Of this amount, approximately $218.7 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We may have to borrow to fund some or all of our expected cash outlay, which we can do at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include a federal tax of up to 35.0% on dividends received in the U.S., potential state income taxes and an additional withholding tax payable to foreign jurisdictions of up to 10.0%. However, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries and we do not have any current plans to repatriate them to fund operations in the United States.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25.7 million and $25.6 million as of October 1, 2017 and December 31, 2016, respectively. Our letters of credit are associated with insurance coverage and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations.

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Nine Months Ended
	October 1,	October 2,
	2017	2016
	(in millions)
Net cash provided by operating activities	$73.4	$69.6
Less: additions to property, plant, and equipment	(17.1)	(26.3)
Plus: proceeds from the sale of property, plant, and equipment	0.4	—
Free cash flow	$56.7	$43.3

Net income	$75.4	$66.7

Cash conversion rate of free cash flow to net income	75.2%	64.9%

Our free cash flow improved in the first nine months of 2017 when compared to the free cash flow for the first nine months 2016 due to increased net income, including the impact of non-cash adjustments, and lower capital spend in the first nine months of 2017.

Our net debt to capitalization ratio, a non‑GAAP financial measure used by management, at October 1, 2017 was 25.0% compared to 29.8% at December 31, 2016. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long‑term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	October 1,	December 31,
	2017	2016
	(in millions)
Current portion of long-term debt	$22.5	$139.1
Plus: long-term debt, net of current portion	500.6	511.3
Less: cash and cash equivalents	(246.6)	(338.4)
Net debt	$276.5	$312.0

A reconciliation of capitalization is provided below:

	October 1,	December 31,
	2017	2016
	(in millions)
Net debt	$276.5	$312.0
Total stockholders’ equity	830.8	736.3
Capitalization	$1,107.3	$1,048.3
Net debt to capitalization ratio	25.0%	29.8%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. At October 1, 2017, we did not renew the two forward exchange contracts which were entered to manage the foreign currency rate exposure between the Hong Kong dollar and the euro regarding two intercompany loans, as the two intercompany loans have been settled.  These forward contracts were marked-to-market with changes in the fair value recorded to earnings throughout the first nine months of 2017.

Prior to 2016, we generally had a low exposure on the cost of our debt to changes in interest rates. On February 12, 2016, the Company entered into a new Credit Agreement pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and $288.8 million is outstanding and a Revolving Commitment of $500 million, of which $162.0 million has been drawn as of October 1, 2017.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million.  Information about our long‑term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended October 1, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with these rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2016, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended October 1, 2017, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

This report may include statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to our long-term growth strategy, our expected capital expenditures, our transformation and restructuring initiatives and the timing and expected costs and savings associated with those initiatives.  These forward-looking statements reflect our current views about future events.  You should not rely on forward-looking statements because our actual results may differ materially from those predicted as a result of a number of potential risks and uncertainties.  These potential risks and uncertainties include, but are not limited to: the effectiveness, the timing and the expected costs and savings associated with our restructuring and transformation programs and initiatives; the current economic and financial condition, which can affect the housing and construction markets where our products are sold, manufactured and marketed; shortages in and pricing of raw materials and supplies; our ability to compete effectively; changes in variable interest rates on our borrowings; failure to expand our markets through acquisitions; failure to successfully develop and introduce new product offerings or enhancements to existing products; failure to manufacture products that meet required performance and safety standards; foreign exchange rate fluctuations; cyclicality of industries where we market our products, such as plumbing and heating wholesalers and home improvement retailers; environmental compliance costs; product liability risks; changes in the status of current litigation; and other risks and uncertainties discussed under the heading “Item 1A. Risk Factors” and in Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission and our subsequent filings with the Securities and Exchange Commission.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three month period ended October 1, 2017.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
July 3, 2017 - July 30, 2017	11,133	$65.66	—	—
July 31, 2017 - August 27, 2017	4,148	$63.78	—	—
August 28, 2017 - October 1, 2017	—	$—	—	—
Total	15,281	$64.72	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three month period ended October 1, 2017 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
July 3, 2017 - July 30, 2017	21,594	$63.45	21,594	$45,704,128
July 31, 2017 - August 27, 2017	22,700	$64.46	22,700	$44,240,865
August 28, 2017 - October 1, 2017	28,375	$64.30	28,375	$42,416,345
Total	72,669	$64.10	72,669

(1)On July 27, 2015, the Board of Directors authorized a new stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.     Exhibits

The exhibits listed below in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

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

†     Filed herewith.

††   Furnished herewith.

*     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at October 1, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the Third Quarters and Nine Months Ended October 1, 2017 and October 2, 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Third Quarters and Nine Months Ended October 1, 2017 and October 2, 2016, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2017 and October 2, 2016, and (v) Notes to Consolidated Financial Statements.

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

WATTS WATER TECHNOLOGIES, INC.

Date: November 6, 2017	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: November 6, 2017	By:	/s/ Todd A. Trapp
Todd A. Trapp
Chief Financial Officer (principal financial officer)

Date: November 6, 2017	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)