Form 10-Q
period 2018-04-01
WATTS WATER TECHNOLOGIES INC
filed 2018-05-08
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29 , 2018
Class A Common Stock, $0.10 par value	27,819,548

Class B Common Stock, $0.10 par value	6,329,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	April 1,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184.7	$280.2
Trade accounts receivable, less allowance for doubtful accounts of $15.4 million at April 1, 2018 and $14.3 million at December 31, 2017	233.1	216.1
Inventories, net
Raw materials	92.1	81.8
Work in process	19.8	17.5
Finished goods	169.9	159.8
Total Inventories	281.8	259.1
Prepaid expenses and other current assets	29.5	26.7
Assets held for sale	1.5	1.5
Total Current Assets	730.6	783.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	538.9	525.8
Accumulated depreciation	(337.8)	(327.3)
Property, plant and equipment, net	201.1	198.5
OTHER ASSETS:
Goodwill	554.2	550.5
Intangible assets, net	180.9	185.2
Deferred income taxes	2.6	1.6
Other, net	19.1	17.1
TOTAL ASSETS	$1,688.5	$1,736.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$113.1	$123.8
Accrued expenses and other liabilities	122.3	125.8
Accrued compensation and benefits	47.1	55.3
Current portion of long-term debt	22.5	22.5
Total Current Liabilities	305.0	327.4
LONG-TERM DEBT, NET OF CURRENT PORTION	424.1	474.6
DEFERRED INCOME TAXES	53.7	55.2
OTHER NONCURRENT LIABILITIES	49.9	50.3
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,852,496 shares at April 1, 2018 and 27,724,192 shares at December 31, 2017	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,329,290 shares at April 1, 2018 and 6,379,290 shares at December 31, 2017	0.6	0.6
Additional paid-in capital	555.4	551.8
Retained earnings	383.6	372.9
Accumulated other comprehensive loss	(86.6)	(99.1)
Total Stockholders’ Equity	855.8	829.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,688.5	$1,736.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	April 1,	April 2,
	2018	2017
Net sales	$378.5	$347.2
Cost of goods sold	221.8	203.4
GROSS PROFIT	156.7	143.8
Selling, general and administrative expenses	112.8	107.6
Restructuring	—	0.5
OPERATING INCOME	43.9	35.7
Other (income) expense:
Interest income	(0.4)	(0.2)
Interest expense	4.3	4.8
Other expense, net	0.7	0.3
Total other expense	4.6	4.9
INCOME BEFORE INCOME TAXES	39.3	30.8
Provision for income taxes	11.1	9.1
NET INCOME	$28.2	$21.7
Basic EPS
NET INCOME PER SHARE	$0.82	$0.63
Weighted average number of shares	34.3	34.4
Diluted EPS
NET INCOME PER SHARE	$0.82	$0.63
Weighted average number of shares	34.4	34.5
Dividends declared per share	$0.19	$0.18

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 1,	April 2,
	2018	2017
Net income	$28.2	$21.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9.7	7.9
Cash flow hedges	2.8	0.1
Other comprehensive income	12.5	8.0
Comprehensive income	$40.7	$29.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	April 1,	April 2,
	2018	2017
OPERATING ACTIVITIES
Net income	$28.2	$21.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7.1	6.6
Amortization of intangibles	5.6	5.5
Loss on disposal and impairment of intangibles, property, plant and equipment and other	—	0.4
Stock-based compensation	2.7	2.9
Deferred income tax	(4.4)	5.3
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(13.9)	(12.5)
Inventories	(19.7)	(14.3)
Prepaid expenses and other assets	(1.6)	(2.7)
Accounts payable, accrued expenses and other liabilities	(30.1)	(22.0)
Net cash used in operating activities	(26.1)	(9.1)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.3)	(5.8)
Net proceeds from the sale of assets, and other	—	1.9
Business acquisitions, net of cash acquired and other	(1.5)	0.1
Net cash used in investing activities	(8.8)	(3.8)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	20.0	10.0
Payments of long-term debt	(70.6)	(38.9)
Payment of capital leases and other	(0.4)	(3.3)
Proceeds from share transactions under employee stock plans	—	0.3
Payments to repurchase common stock	(6.2)	(4.4)
Dividends	(6.7)	(6.2)
Net cash used in financing activities	(63.9)	(42.5)
Effect of exchange rate changes on cash and cash equivalents	3.3	4.0
DECREASE IN CASH AND CASH EQUIVALENTS	(95.5)	(51.4)
Cash and cash equivalents at beginning of year	280.2	338.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184.7	$287.0
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$0.7	$—
Cash paid, net of cash acquired	1.3	—
Liabilities assumed	$(0.6)	$—
Issuance of stock under management stock purchase plan	$1.1	$0.9
CASH PAID FOR:
Interest	$4.0	$4.0
Income taxes	$7.0	$5.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of April 1, 2018, the Consolidated Statements of Operations for the first quarters ended April 1, 2018 and April 2, 2017, the Consolidated Statements of Comprehensive Income for the first quarters ended April 1, 2018 and April 2, 2017, and the Consolidated Statements of Cash Flows for the first quarters ended April 1, 2018 and April 2, 2017.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended April 1, 2018 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the Company’s change in its Revenue Recognition accounting policy resulting from the adoption of ASC 606 described herein.

Revenue Recognition

On January 1, 2018, the Company adopted the accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASU 2014-09”) to all contracts using the modified retrospective method. The adoption of ASU 2014-09 was not material to the Company and as such, there was no cumulative effect upon the January 1, 2018 adoption date. As the impact of the new revenue standard is not material to the Company, there is no pro-forma disclosure presented as of and for the quarter ended April 1, 2018.   The Company expects the impact of the adoption of the new standard to be immaterial to the Company’s financial statements on an ongoing basis.

The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company’s revenue for product sales is recognized on a point in time model, at the point control transfers to the customer, which is generally when products are shipped from the Company’s manufacturing or distribution facilities or when delivered to the customer’s named location. Sales tax, value-added tax, or other taxes collected concurrent with revenue producing activities are excluded from revenue. Freight costs billed to customers for shipping and handling activities are included in revenue with the related cost included in selling, general and administrative expenses. See Note 3 for further disclosures and detail regarding revenue recognition.

Other Recently Adopted Accounting Standards

In February 2018, the FASB issued ASU 2018-02 “Income Statement-Reporting Comprehensive Income.” ASU 2018-02 provides guidance on the reclassification of certain tax effects from the Tax Cuts and Jobs Act from accumulated other comprehensive income. Current generally accepted accounting principles requires deferred tax liabilities and deferred tax assets to be adjusted for the effect of a change in tax laws or tax rates, with that effect included in income from operations in the period of enactment. This included the income tax effects of items in accumulated other comprehensive income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects on items in accumulated other comprehensive income related to the change in tax rates from the Tax Cuts and Jobs Act. This standard is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company adopted this standard in the first quarter of 2018, and it did not have a material impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory.” ASU 2016-16 provides guidance on the timing of recognition of tax consequences of an intra-entity transfer of an asset other than inventory. The Company adopted the provision of this ASU during the first quarter of 2018, using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the quarter.

The adoption of this guidance did not have a material impact on the Company’s financial statements.

Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016‑02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term for both finance and operating leases. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018 and all interim periods thereafter. Early adoption is permitted for all entities. The Company plans to adopt this standard effective January 1, 2019, using the modified retrospective approach. The Company has begun evaluating the new lease standard, including the review and implementation of the necessary changes to its existing processes and systems that will be required to implement this new standard. The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements. The Company is currently reviewing its leasing arrangements in order to evaluate the impact of this standard on the Company’s financial statements. The Company does not expect a significant change in its leasing activity between now and adoption. The Company is unable to quantify the impact of adoption at this time, however the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on its consolidated balance sheets resulting in the recording of right-of-use assets and lease obligations. The Company currently does not expect ASC 842 to have a material effect on either its consolidated statement of operations or consolidated statement of cash flow.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $13.2 million and $12.8 million for the first quarters of 2018 and 2017, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $8.5 million and $7.1 million for the first quarters of 2018 and 2017, respectively.

3. Revenue Recognition

The Company is a leading supplier of products that manage and conserve the flow of fluids and energy into, through and out of buildings in the residential and commercial markets of the Americas, Europe, and Asia‑Pacific, Middle East, and Africa (“APMEA”). For over 140 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products, which are comprised of the following principal product lines:

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

The following table disaggregates our revenue for each reportable segment, by distribution channel and principal product line. The Company believes that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, and cash flows are affected by economic factors:

	For the period ended April 1, 2018
		(in millions)
	Americas	Europe	APMEA	Consolidated
Distribution Channel
Wholesale	$136.6	$82.7	$13.9	$233.2
OEM	19.1	39.5	0.5	59.1
Specialty	67.6	—	—	67.6
DIY	17.8	0.8	—	18.6
Total revenues	$241.1	$123.0	$14.4	$378.5

Principal Product Line
Residential & Commercial Flow Control	$139.9	$47.2	$9.5	$196.6
HVAC and Gas Products	62.5	53.9	4.3	120.7
Drainage and Water Re-use Products	16.5	21.6	0.3	38.4
Water Quality Products	22.2	0.3	0.3	22.8
Total revenues	$241.1	$123.0	$14.4	$378.5

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to represent the contract with a customer. The Company’s contracts with customers are generally for products only and typically do not include other performance obligations such as professional services, extended warranties, or other material rights. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under

ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment from the Company’s manufacturing site or distribution center, or delivery to the customer’s named location. In certain circumstances, revenue from shipments to retail customers is recognized only when the product is consumed by the customer, as based on the terms of the arrangement, transfer of control is not satisfied until that point in time. In determining whether control has transferred, the Company considers if there is a present right to payment, physical possession and legal title, along with risks and rewards of ownership having transferred to the customer. In certain circumstances, the Company manufactures customized product without alternative use for its customers. However, as these arrangements do not entitle the Company a right to payment of cost plus a profit for work completed, the Company has concluded that revenue recognition at the point in time control transfers is appropriate and not over time recognition.

At times, the Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.

The Company generally provides an assurance warranty that its products will substantially conform to the published specification. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately sell extended warranty and service policies to its customers. The Company considers the sale of the extended warranty a separate performance obligation. These policies typically are for periods ranging from one to three years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred for under these policies is not material to the consolidated financial statements.

The timing of revenue recognition, billings and cash collections from the Company’s contracts with customers can vary based on the payment terms and conditions in the customer contracts. In some cases, customers will partially prepay for their goods; in other cases, after appropriate credit evaluations, payment is due in arrears. In addition, there are constraints which cause variability in the ultimate consideration to be recognized. These constraints typically include early payment discounts, volume rebates, rights of return, cooperative advertising, and market development funds.  The Company includes these constraints in the estimated transaction price when there is a basis to reasonably estimate the amount of variable consideration.  These estimates are based on historical experience, anticipated future performance and the Company’s best judgment at the time. When the timing of the Company’s recognition of revenue is different from the timing of payments made by the customer, the Company recognizes either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Contracts with payment in arrears are recognized as receivables. The opening and closing balances of the Company’s contract assets and contract liabilities are as follows:

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Opening - January 1, 2018	$0.6	$11.3	$2.1
Closing - April 1, 2018	1.7	11.5	2.4
Increase	$1.1	$0.2	$0.3

The amount of revenue recognized in the period that was included in the opening contract liability was $2.9 million. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. The change in Contract Liabilities is not material for the first quarter of 2018.There were no impairment losses related to Contract Assets for the quarter ended April 1, 2018.

The Company incurs costs to obtain and fulfill a contract; however, the Company has elected the practical expedient under ASC 340-40-24-4 to recognize all incremental costs to obtain a contract as an expense when incurred if the amortization period is one year or less. The Company has elected to treat shipping and handling activities performed after the customer has obtained control of the related goods as a fulfillment cost and the related cost is accrued for in conjunction with the recording of revenue for the goods.

4. Income Taxes

The 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017 and has resulted in significant changes to the U.S. corporate income tax system. These changes include (1) lowering the U.S. corporate income tax rate from 35% to 21%, (2) implementing a base erosion and anti-abuse tax, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) a new provision designed to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, which allows for the possibility of utilizing foreign tax credits to offset the tax liability (subject to limitations), (5) a lower effective U.S. tax rate on certain revenues from sources outside the U.S., and (6) a one-time mandatory deemed repatriation tax (“Toll Tax”) on foreign subsidiaries’ previously untaxed accumulated foreign earnings.

In the period ended December 31, 2017, the Company recorded a provisional tax expense of $25.1 million related to the 2017 Tax Act, which included a $23.3 million charge for the Toll Tax. For the quarter ended April 1, 2018, the Company has not recorded any additional provisional expense or benefit related to the 2017 Tax Act.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. These provisional amounts may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, foreign tax credit computations, and state tax conformity to federal tax changes. When the Company refines these provisional amounts, any adjustments will be recorded in the period completed. The final analysis may be different from the Company’s current provisional amounts, which could materially affect the Company’s tax obligations and effective tax rate in the period or periods in which the adjustments are made.

As of April 1, 2018, the amounts recorded for the 2017 Tax Act remain provisional for the Toll Tax, the remeasurement of deferred taxes, and gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Further, the Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method.

Due to the complexity of the new GILTI tax rules, the Company has included an estimate of the current GILTI impact in the Company’s tax provision for 2018. The Company’s GILTI estimate may be revised in future periods as we obtain additional data, and as the IRS issues new guidance on implementing the law changes.

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	April 1, 2018
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	April 1,	January 1,	Loss During	April 1,	April 1,
	2018	Period (1)	and Other	2018	2018	the Period	2018	2018
	(in millions)
Americas	$437.4	0.4	(0.3)	437.5	$(24.5)	—	(24.5)	413.0
Europe	249.3	—	3.2	252.5	(129.7)	—	(129.7)	122.8
APMEA	30.9	—	0.4	31.3	(12.9)	—	(12.9)	18.4
Total	$717.6	0.4	3.3	721.3	$(167.1)	—	(167.1)	554.2

	December 31, 2017
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2017	Period	and Other	2017	2017	the Period	2017	2017
	(in millions)
Americas	$434.7	2.0	0.7	437.4	$(24.5)	—	(24.5)	412.9
Europe	234.9	—	14.4	249.3	(129.7)	—	(129.7)	119.6
APMEA	30.2	—	0.7	30.9	(12.9)	—	(12.9)	18.0
Total	$699.8	2.0	15.8	717.6	$(167.1)	—	(167.1)	550.5

(1)Americas goodwill additions during the first quarter of 2018 relate to an immaterial acquisition.

Intangible assets include the following:

	April 1, 2018			December 31, 2017
	2018			2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.6)	$0.5	$16.1	$(15.4)	$0.7
Customer relationships	233.9	(137.4)	96.5	233.2	(133.5)	99.7
Technology	54.0	(24.1)	29.9	53.9	(23.1)	30.8
Trade names	26.2	(10.3)	15.9	25.5	(9.7)	15.8
Other	4.3	(3.5)	0.8	6.9	(6.0)	0.9
Total amortizable intangibles	334.5	(190.9)	143.6	335.6	(187.7)	147.9
Indefinite-lived intangible assets	37.3	—	37.3	37.3	—	37.3
	$371.8	$(190.9)	$180.9	$372.9	$(187.7)	$185.2

Aggregate amortization expense for amortized intangible assets for the first quarters of 2018 and 2017 was $5.6 million and $5.5 million, respectively.

6. Financial Instruments and Derivative Instruments

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

	April 1,	December 31,
	2018	2017
	(in millions)
Carrying amount	$448.9	$499.5
Estimated fair value	$449.9	$501.1

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at April 1, 2018 and December 31, 2017:

	Fair Value Measurement at April 1, 2018 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.1	$3.1	$—	$—
Interest rate swaps (1)	$8.1	$—	$8.1	$—
Designated foreign currency hedge (2)	$0.2	$—	$0.2	$—
Total assets	$11.4	$3.1	$8.3	$—
Liabilities
Plan liability for deferred compensation(3)	$3.1	$3.1	$—	$—
Redeemable financial instrument(4)	$3.0	$—	$—	$3.0
Total liabilities	$6.1	$3.1	$—	$3.0

	Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.2	$3.2	$—	$—
Interest rate swaps (1)	$5.6	$—	$5.6	$—
Total assets	$8.8	$3.2	$5.6	$—
Liabilities
Plan liability for deferred compensation(2)	$3.2	$3.2	$—	$—
Redeemable financial instrument(3)	2.9	—	—	2.9
Total liabilities	$6.1	$3.2	$—	$2.9

(1)Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)   Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(3)Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)Included on the Company’s consolidated balance sheet in other current liabilities and relates to a mandatorily redeemable equity instrument as part of the Apex Valves Limited (“Apex”) acquisition in 2015.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2017 to April 1, 2018.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	April 1,
	2017	Settlements	Purchases	adjustments	income	2018
	(in millions)
Redeemable financial instrument	$2.9	—	$—	—	$0.1	$3.0

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $102.0 million had been drawn as of April 1, 2018.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Upon intended election of Adjusted LIBOR as the interest rate, the Term Loan has quarterly interest payments that began in May 2016, quarterly principal repayments that commenced on March 31, 2017, with a balloon payment of principal on maturity date. The Revolver has quarterly interest payments.

Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021.  The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the three months ended April 1, 2018 and April 2, 2017, gains of $1.9 million and $0.2 million, respectively, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian Dollar, the euro, and the Chinese Yuan. Beginning in the first quarter of 2018, the Company has used a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts which hedge approximately 70% of the forecasted intercompany purchase transactions between one of the Company’s Canadian and U.S. operating subsidiaries for the next twelve months. As of April 1, 2018, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815").  The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction occurs associated with the hedged forecasted transaction, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings. The Company had designated foreign hedge contracts outstanding as of April 1, 2018 of $0.2 million. At April 1, 2018, the amount expected to be reclassified into earnings from other comprehensive income in the next twelve months is not material to the financial statements.

7. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended April 1, 2018			For the First Quarter Ended April 2, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$28.2	34.3	$0.82	$21.7	34.4	$0.63
Effect of dilutive securities:
Common stock equivalents		0.1			0.1
Diluted EPS:
Net income	$28.2	34.4	$0.82	$21.7	34.5	$0.63

There were no options to purchase Class A common stock outstanding as of the first quarter of 2018 that would have been anti-dilutive. Options to purchase 0.1 million shares of Class A common stock were outstanding during the first quarter of 2017 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  In connection with this stock repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of April 1, 2018, there was approximately $31.6 million remaining authorized for share repurchases under this program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the July 27, 2015 program during the quarters ended April 1, 2018 and April 2, 2017:

	For the First Quarter Ended		For the First Quarter Ended
	April 1, 2018		April 2, 2017
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	80,055	$6.2	69,112	$4.4

8. Stock‑Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non‑employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to non‑employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred shares typically vest over a three‑year period at the rate of one‑third per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 105,902 and 115,408 shares of restricted stock awards and deferred shares during the first three months of 2018 and 2017, respectively.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units cliff vest at the end of a three-year performance period set by the Compensation Committee of the Board of Directors at the time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 94,215 and 98,812 of annual awards for performance stock units during the first three months of 2018 and 2017, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. Upon vesting, each RSU is converted into one share of Class A common stock. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The company granted 36,208 RSU’s and 47,222 RSU’s during the first three months of 2018 and 2017, respectively.

The fair value of each RSU issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black‑Scholes‑Merton Model, based on the following weighted average assumptions:

	2018	2017
Expected life (years)	3.0	3.0
Expected stock price volatility	24.1%	25.0%
Expected dividend yield	1.0%	1.2%
Risk-free interest rate	2.4%	1.5%

The risk‑free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield.

The above assumptions were used to determine the weighted average grant‑date fair value of RSUs granted of $21.80 and $16.84 in 2018 and 2017, respectively.

A more detailed description of each of these plans can be found in Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

9. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision‑maker. Each segment earns revenue and income almost exclusively from the sale of its products.  The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. Products are sold into four product categories: 1) residential & commercial flow control products, 2) HVAC & gas products, 3) drainage & water re-use products, and 4) water quality products.  The Americas sells products across all four product categories, Europe primarily sells residential & commercial flow products, HVAC & gas products and drainage products, and APMEA primarily sells residential & commercial flow products and HVAC & gas products.  All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2, and in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	First Quarter Ended
	April 1,	April 2,
	2018	2017

Net Sales
Americas	$241.1	$228.7
Europe	123.0	104.9
APMEA	14.4	13.6
Consolidated net sales	$378.5	$347.2
Operating income
Americas	$36.4	$31.1
Europe	14.9	12.4
APMEA	1.4	1.0
Subtotal reportable segments	52.7	44.5
Corporate(*)	(8.8)	(8.8)
Consolidated operating income	43.9	35.7
Interest income	(0.4)	(0.2)
Interest expense	4.3	4.8
Other expense, net	0.7	0.3
Income before income taxes	$39.3	$30.8
Capital Expenditures
Americas	$4.6	$4.3
Europe	2.5	1.3
APMEA	0.2	0.2
Consolidated capital expenditures	$7.3	$5.8
Depreciation and Amortization
Americas	$7.1	$7.1
Europe	4.9	4.3
APMEA	0.7	0.7
Consolidated depreciation and amortization	$12.7	$12.1
Identifiable assets (at end of period)
Americas	$1,001.9	$1,071.0
Europe	548.2	564.6
APMEA	138.4	106.6
Consolidated identifiable assets	$1,688.5	$1,742.2
Property, plant and equipment, net (at end of period)
Americas	$110.3	$106.6
Europe	83.7	75.6
APMEA	7.1	7.6
Consolidated property, plant and equipment, net	$201.1	$189.8

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2017 consolidated financial statements included in its Annual Report on Form 10-K.

The U.S. property, plant and equipment of the Company’s Americas segment was $106.2 million and $102.8 million at April 1, 2018 and April 2, 2017, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	First Quarter Ended
	April 1,	April 2,
	2018	2017
	(in millions)
U.S. net sales	$225.2	$213.9

The following includes intersegment sales for Americas, Europe and APMEA:

	First Quarter Ended
	April 1,	April 2,
	2018	2017
	(in millions)
Intersegment Sales
Americas	$2.6	$2.8
Europe	3.4	3.9
APMEA	16.7	19.6
Intersegment sales	$22.7	$26.3

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss
	(in millions)

Balance December 31, 2017	$(102.6)	$3.5	$(99.1)
Change in period	9.7	2.8	12.5
Balance April 1, 2018	$(92.9)	$6.3	$(86.6)

Balance December 31, 2016	$(153.7)	$2.9	$(150.8)
Change in period	7.9	0.1	8.0
Balance April 02, 2017	$(145.8)	$3.0	$(142.8)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 6 for further details.

11. Debt

On February 12, 2016, the Company entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of April 1, 2018, the Company had drawn $102.0 million on this line of credit. The Credit Agreement also provides for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $271.9 million of borrowings outstanding on the Term Loan Facility as of April 1, 2018 and $294.4 million outstanding as of April 2, 2017. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the ICE Benchmark Administration LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. The interest rates as of April 1, 2018 on the Revolving Credit Facility and on the Term Loan Facility were 3.08% and 3.55%, respectively.

The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, 10% in the fourth and fifth years, and the remaining unpaid balance paid in full on the maturity date. Payments when due are made ratably each year in quarterly installments. The Company paid a quarterly installment of $5.6 million during the first quarter of 2018. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25.7 million as of April 1, 2018 and $25.6 million as of April 2, 2017. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

As of April 1, 2018, the Company had $372.3 million of unused and available credit under the Revolving Credit Facility and was in compliance with all covenants related to the Credit Agreement.

The Company is a party to a note agreement as further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of April 1, 2018, the Company was in compliance with all covenants regarding this note agreement.

12. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at April 1, 2018 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of April 1, 2018, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $6.0 million pre‑tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the Site) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site.  As of August 2017, 162 companies were members of the Group. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) at the Site.  Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory, together with 43 other new Group members, to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS.  Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. In February 2018, the Group commenced suit in the United States District Court for the Southern District of Illinois seeking response costs from other potentially responsible parties for the Site. The Group has identified more than 2,000 additional potentially responsible parties to date. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the RI/FS has not been completed to determine what remediation plan will be implemented and the costs of such plan; (ii) the total number of potentially responsible parties who may or may not agree to fund or perform any remediation has not yet been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to complete the RI/FS and implement a remediation plan acceptable to USEPA is uncertain.

13. Subsequent Events

On May 7, 2018, the Company declared a quarterly dividend of twenty-one cents ($0.21) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2018 to stockholders of record on June 1, 2018.

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

We are a leading supplier of products and solutions that conserve water and manage the flow of fluids and energy into, through and out of buildings in the residential and commercial markets in Americas, Europe and APMEA. For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

During the first quarter of 2018, sales increased 9.0%, or $31.3 million, compared to the first quarter of 2017. The increase was related to foreign exchange of 4.9%, or $17.0 million and organic sales growth of 4.1%, or $14.3 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $43.9 million increased by $8.2 million, or 22.9%, in the first quarter of 2018 as compared to the first quarter of 2017. This increase is primarily driven by higher sales volume, increased pricing, and growth from foreign exchange due to the appreciation of the euro against the U.S. dollar.

Recent Events

On May 7, 2018, the Company declared a quarterly dividend of twenty-one cents ($0.21) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2018 to stockholders of record on June 1, 2018.

Results of Operations

First Quarter Ended April 1, 2018 Compared to First Quarter Ended April 2, 2017

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first quarters of 2018 and 2017 were as follows:

	First Quarter Ended		First Quarter Ended			% Change to
	April 1, 2018		April 2, 2017			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$241.1	63.7%	$228.7	65.9%	$12.4	3.6%
Europe	123.0	32.5	104.9	30.2	18.1	5.2
APMEA	14.4	3.8	13.6	3.9	0.8	0.2
Total	$378.5	100.0%	$347.2	100.0%	$31.3	9.0%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$11.7	$2.3	$0.3	$14.3	3.4%	0.6%	0.1%	4.1%	5.1%	2.1%	2.6%
Foreign exchange	0.7	15.8	0.5	17.0	0.2	4.6	0.1	4.9	0.3	15.2	3.3
Total	$12.4	$18.1	$0.8	$31.3	3.6%	5.2%	0.2%	9.0%	5.4%	17.3%	5.9%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$4.3	$0.2	$3.9	$3.3	$11.7	3.3%	1.1%	28.3%	5.1%
Europe	4.8	(2.2)	(0.3)	—	2.3	7.1	(6.0)	(32.7)	—
APMEA	0.6	(0.3)	—	—	0.3	4.7	(42.9)	—	—
Total	$9.7	$(2.3)	$3.6	$3.3	$14.3

The increase in Americas organic net sales was primarily due to higher sales volume in our plumbing products through the wholesale and DIY channels, particularly relating to valve, drainage, and water quality products. There was also an increase in specialty channel sales related to improved sales in our AERCO boiler business and aftermarket sales. We also realized a price increase that positively impacted sales.

Organic net sales in Europe increased primarily from growth in the wholesale channel from increased sales of our drains products. These increases were partially offset by our ongoing product rationalization efforts within our DIY and OEM channels, as we continue to focus on our core product lines.

Organic net sales in APMEA increased primarily from increases in sales outside of China, including New Zealand, the Middle East and Korea, and increased demand within China for our commercial valves products. These increases were partially offset by softness in the underfloor heating market in China and product rationalization in the OEM channel.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in the first quarter of 2018. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit.  Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2018 and 2017 were as follows:

	First Quarter Ended
	April 1, 2018	April 2, 2017
	(dollars in millions)
Gross profit	$156.7	$143.8
Gross margin	41.4%	41.4%

Gross margin percentage was consistent in the first quarter of 2018 compared to the first quarter of 2017. Increases to gross profit during the first quarter of 2018 included increased sales volume, pricing, productivity initiatives, as well as savings from transformation and restructuring programs. These increases were offset by higher material costs, mainly due to increased copper and stainless steel commodity costs, as well as higher transportation costs and wage inflation.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased $5.2 million, or 4.8%, in the first quarter of 2018 compared to the first quarter of 2017. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$0.9	0.8%
Foreign exchange	4.3	4.0
Total	$5.2	4.8%

The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. The organic increase was primarily related to increased research and development costs of $1.4 million from new product development initiatives and engineering costs. The organic increase was also due to additional variable costs such as commissions and freight totaling $0.9 million from sales volume increases. The remaining organic increase was related to investments in commercial excellence of $1.4 million and inflation of $0.7 million. These were partially offset by decreased transformation and acquisition costs of $1.3 million, restructuring savings within the Americas and Europe of $1.0 million, and productivity savings within the Americas and Europe of $1.0 million compared to the first quarter of 2017. Total SG&A expenses, as a percentage of sales, were 29.8% in the first quarter of 2018 compared to 31.0% in the first quarter of 2017.

Operating Income.  Operating income (loss) by segment for the first quarters of 2018 and 2017 was as follows:

				% Change to
				Consolidated
	First Quarter Ended			Operating
	April 1, 2018	April 2, 2017	Change	Income
	(dollars in millions)
Americas	$36.4	$31.1	$5.3	14.8%
Europe	14.9	12.4	2.5	7.0
APMEA	1.4	1.0	0.4	1.1
Corporate	(8.8)	(8.8)	—	—
Total	$43.9	$35.7	$8.2	22.9%

The increase in operating income was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$4.7	$0.6	$0.3	$—	$5.6	13.1%	1.7%	0.8%	—%	15.6%	15.1%	4.9%	30.0%	—%
Foreign exchange	0.1	1.9	0.1	—	2.1	0.3	5.3	0.3	—	5.9	0.3	15.3	10.0	—
Restructuring, impairment charges	0.5	—	—	—	0.5	1.4	—	—	—	1.4	1.6	—	—	—
Total	$5.3	$2.5	$0.4	$—	$8.2	14.8%	7.0%	1.1%	—%	22.9%	17.0%	20.2%	40.0%	—%

Organic operating income increased by $5.6 million compared to the first quarter of 2017, mainly due to increased sales volume, pricing, operating savings from restructuring actions, and reduced transformation costs. This increase in operating income was partially offset by higher material costs due to increases in the price of copper and stainless steel and increased R&D expenses and investments in strategic growth initiatives.

Interest Expense.  Interest expense decreased $0.5 million, or 10.4%, compared to the first quarter of 2017 due to a reduction in the principal balance of debt outstanding. The impact of the lower outstanding principal balance was partially offset by increased interest rates in the first quarter of 2018 compared to the first quarter of 2017. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other expense.  Other expense increased $0.4 million compared to the first quarter of 2017. The increase was primarily due to net foreign currency transaction losses.

Income Taxes.    Our effective income tax rate decreased to 28.2% in the first quarter of 2018, from 29.5% in the first quarter of 2017.   The lower rate in the first quarter is associated with the lower U.S. federal tax rate in 2018 as a result of U.S. Tax Reform.  In the first quarter of 2017, we recognized a benefit for decreases in tax rates for certain foreign jurisdictions.

Net Income.  Net income was $28.2 million, or $0.82 per common share, for the first quarter of 2018, compared to $21.7 million, or $0.63 per common share, for the first quarter of 2017. Results for the first quarter of 2017 include an after-tax charge of $1.3 million, or $0.04 per common share, for transformation deployment costs; $0.4 million, or $0.01 per common share, for restructuring; partially offset by $1.2 million or $0.04 per common share in tax benefits.

Liquidity and Capital Resources

We used $26.1 million of net cash from operating activities in the first quarter of 2018 as compared to $9.1 million of net cash used in operating activities in the first quarter of 2017. The increase in cash used was primarily related to the timing of working capital fluctuations and the impact of non-cash adjustments to net income, partially offset by higher net income compared to the first quarter of 2017.

We used $8.8 million of net cash for investing activities compared to $3.8 million used in the first quarter of 2017. We used $1.5 million more cash in the first quarter of 2018 for purchases of capital equipment and $1.5 million for immaterial acquisitions. We received $1.9 million less in cash proceeds from the sale of assets compared to the first quarter of 2017. For the remainder of 2018, we expect to invest approximately $30 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $63.9 million of net cash from financing activities for the first quarter of 2018 primarily due to payments of long-term debt of $70.6 million, payment of dividends of $6.7 million, and payments to repurchase approximately 80,000 shares of Class A common stock at a cost of $6.2 million. This was partially offset by proceeds from additional draws on our line of credit of $20.0 million during the first quarter of 2018.

On February 12, 2016, we terminated our prior Credit Agreement and entered into a new Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who became borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provided for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to us in a single draw.  The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. As of April 1, 2018, we had $271.9 million of borrowings outstanding on the Term Loan Facility and $102.0 million drawn on the Revolving Credit Facility; had $25.7 million of stand-by letters of credit outstanding and had $372.3 million of unused and available credit under the Revolving Credit Facility. As of April 1, 2018, we were in compliance with all covenants related to the Credit Agreement.

As of April 1, 2018, we held $184.7 million in cash and cash equivalents. Of this amount, approximately $169.5 million of cash and cash equivalents were held by foreign subsidiaries. The 2017 Tax Act requires us to pay a one-time deemed repatriation toll charge on cumulative undistributed foreign earnings for which we had not previously recorded U.S. taxes. Cumulative earnings in the form of cash and cash equivalents, as defined in the 2017 Tax Act, will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%. We estimate that our obligation associated with this one-time deemed repatriation toll charge to be $23.3 million, which will be paid in installments over eight years. During 2018, we expect to repatriate approximately $125 million of cash back to the U.S. As of April 1, 2018, we had repatriated approximately $71 million in undistributed foreign earnings, and have used the majority of that cash to reduce our outstanding debt. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlay, we can do so at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. Our intent is to permanently reinvest undistributed future earnings of foreign subsidiaries, and we do not have any current plans to repatriate future earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

Non‑GAAP Financial Measures

In accordance with the SEC's Regulation G and Item 10(e) of Regulation S-K, the following provides definitions of the non-GAAP financial measures used by management. We believe that these measures provide additional insight into underlying business results and trends. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to more fully understand our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.

Organic sales growth is a non-GAAP financial measure of sales growth that excludes the impacts of acquisitions, divestitures and foreign exchange from period-over-period comparisons. A reconciliation to the most closely related U.S. GAAP financial measure, net sales, has been included in our discussion within “Results of Operations” above. Organic net sales should be considered in addition to, and not as a replacement for or as a superior measure to net sales. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, by facilitating easier comparisons of our revenue performance with prior and future periods.

Free cash outflow is a non-GAAP financial measure that does not represent cash generated from operating activities in accordance with U.S. GAAP. Therefore it should not be considered an alternative to net cash used in operating activities as an indication of our performance. The cash conversion rate of free cash outflow to net income is also a measure of our performance in cash flow generation. We believe free cash outflow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash used in operating activities to free cash outflow and calculation of our cash conversion rate is provided below:

	First Quarter Ended
	April 1,	April 2,
	2018	2017
	(in millions)
Net cash used in operating activities	$(26.1)	$(9.1)
Less: additions to property, plant, and equipment	(7.3)	(5.8)
Free cash outflow	$(33.4)	$(14.9)

Net income	$28.2	$21.7

Cash conversion rate of free cash outflow to net income	(118.4)%	(68.7)%

Our free cash outflow increased in the first quarter of 2018 when compared to the free cash outflow for the first quarter of 2017 due to the timing of working capital fluctuations and higher capital expenditures in the first quarter of 2018.

Our net debt to capitalization ratio, a non‑GAAP financial measure used by management, at April 1, 2018 was 23.4% compared to 20.7% at December 31, 2017. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long‑term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	April 1,	December 31,
	2018	2017
	(in millions)
Current portion of long‑term debt	$22.5	$22.5
Plus: long-term debt, net of current portion	424.1	474.6
Less: cash and cash equivalents	(184.7)	(280.2)
Net debt	$261.9	$216.9

A reconciliation of capitalization is provided below:

	April 1,	December 31,
	2018	2017
	(in millions)
Net debt	$261.9	$216.9
Total stockholders’ equity	855.8	829.0
Capitalization	$1,117.7	$1,045.9
Net debt to capitalization ratio	23.4%	20.7%

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

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, inventory valuation, goodwill and other intangibles, product liability costs, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and requires application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Accounting

Policies” in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 23, 2018, with the exception of the change in our Revenue Recognition accounting policy resulting from the adoption of ASC 606 as described in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 6 of Notes to the Consolidated Financial Statements for further details.

Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. Beginning in the first quarter of 2018, the Company entered into forward exchange contracts which hedge approximately 70% of the forecasted intercompany purchases between one of our Canadian and U.S. operating subsidiaries for the next twelve months. The Company will record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction occurs associated with the hedged forecasted transaction, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings. The Company had designated foreign hedge contracts outstanding as of April 1, 2018 of $0.2 million.

Prior to 2016, we generally had a low exposure on the cost of our debt to changes in interest rates. On February 12, 2016, the Company entered into a new Credit Agreement pursuant to which it received a funding commitment under a Term Loan Facility of $300 million, of which the entire $300 million has been drawn on, and $271.9 million is outstanding and a Revolving Credit Facility of $500 million, of which $102.0 million has been drawn as of April 1, 2018.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million.  Information about our long‑term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our Revenue Recognition controls resulting from the adoption of ASC 606 as described in Note 2 in the Notes to Consolidated Financial Statements. Although the new revenue standard is expected to have an immaterial impact on our ongoing revenue recognition, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review and certification requirements, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2017, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended April 1, 2018, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, which risk factors are incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three month period ended April 1, 2018.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
January 1, 2018 - January 28, 2018	52	$79.80	—	—
January 29, 2018 - February 25, 2018	43,099	$76.38	—	—
February 26, 2018 - April 1, 2018	24,196	$80.94	—	—
Total	67,347	$79.04	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three month period ended April 1, 2018 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2018 - January 28, 2018	30,449	$77.76	30,449	$35,411,820
January 29, 2018 - February 25, 2018	32,296	$77.43	32,296	$32,911,184
February 26, 2018 - April 1, 2018	17,310	$78.32	17,310	$31,555,454
Total	80,055	$77.75	80,055

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

10.2†	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant.
10.3†	Form of 2018 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan.
31†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended
32††	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

*     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at April 1, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the First Quarters Ended April 1, 2018 and April 2, 2017, (iii) Consolidated Statements of Comprehensive Income for the First Quarters Ended April 1, 2018 and April 2, 2017, (iv) Consolidated Statements of Cash Flows for the First Quarters Ended April 1, 2018 and April 2, 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: May 8, 2018	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and interim Chief Financial Officer (principal executive and principal financial officer)

Date: May 8, 2018	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)