Form 10-Q
period 2018-09-30
WATTS WATER TECHNOLOGIES INC
filed 2018-11-05
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

                                                                        (978) 688-1811

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2018
Class A Common Stock, $0.10 par value	27,764,919

Class B Common Stock, $0.10 par value	6,329,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156.8	$280.2
Trade accounts receivable, less allowance for doubtful accounts of $15.1 million at September 30, 2018 and $14.3 million at December 31, 2017	231.3	216.1
Inventories, net
Raw materials	93.2	81.8
Work in process	20.5	17.5
Finished goods	176.5	159.8
Total Inventories	290.2	259.1
Prepaid expenses and other current assets	31.1	26.7
Assets held for sale	1.4	1.5
Total Current Assets	710.8	783.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	536.8	525.8
Accumulated depreciation	(338.3)	(327.3)
Property, plant and equipment, net	198.5	198.5
OTHER ASSETS:
Goodwill	547.6	550.5
Intangible assets, net	170.0	185.2
Deferred income taxes	2.0	1.6
Other, net	20.7	17.1
TOTAL ASSETS	$1,649.6	$1,736.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$115.0	$123.8
Accrued expenses and other liabilities	121.9	125.8
Accrued compensation and benefits	52.4	55.3
Current portion of long-term debt	28.1	22.5
Total Current Liabilities	317.4	327.4
LONG-TERM DEBT, NET OF CURRENT PORTION	350.7	474.6
DEFERRED INCOME TAXES	50.9	55.2
OTHER NONCURRENT LIABILITIES	46.4	50.3
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,781,427 shares at September 30, 2018 and 27,724,192 shares at December 31, 2017	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,329,290 shares at September 30, 2018 and 6,379,290 shares at December 31, 2017	0.6	0.6
Additional paid-in capital	564.5	551.8
Retained earnings	426.1	372.9
Accumulated other comprehensive loss	(109.8)	(99.1)
Total Stockholders’ Equity	884.2	829.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,649.6	$1,736.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Net sales	$390.9	$364.7	$1,177.3	$1,090.4
Cost of goods sold	226.4	212.0	686.7	637.2
GROSS PROFIT	164.5	152.7	490.6	453.2
Selling, general and administrative expenses	114.2	107.0	344.2	324.8
Restructuring	3.4	1.4	3.4	3.6
OPERATING INCOME	46.9	44.3	143.0	124.8
Other (income) expense:
Interest income	(0.1)	(0.2)	(0.6)	(0.6)
Interest expense	3.9	4.7	12.6	14.5
Other (income) expense, net	(0.9)	0.3	(2.0)	0.8
Total other expense	2.9	4.8	10.0	14.7
INCOME BEFORE INCOME TAXES	44.0	39.5	133.0	110.1
Provision for income taxes	12.5	13.0	37.3	34.7
NET INCOME	$31.5	$26.5	$95.7	$75.4
Basic EPS
NET INCOME PER SHARE	$0.92	$0.77	$2.79	$2.19
Weighted average number of shares	34.3	34.4	34.3	34.4
Diluted EPS
NET INCOME PER SHARE	$0.92	$0.77	$2.78	$2.19
Weighted average number of shares	34.4	34.4	34.4	34.5
Dividends declared per share	$0.21	$0.19	$0.61	$0.56

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Net income	$31.5	$26.5	$95.7	$75.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.5	15.4	(14.4)	44.8
Cash flow hedges	(0.1)	0.1	3.7	(0.5)
Other comprehensive income (loss)	2.4	15.5	(10.7)	44.3
Comprehensive income	$33.9	$42.0	$85.0	$119.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2018	2017
OPERATING ACTIVITIES
Net income	$95.7	$75.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.5	21.9
Amortization of intangibles	15.2	16.8
(Gain) loss on disposal and impairment of intangibles, property, plant and equipment and other	(0.1)	1.0
Stock-based compensation	10.0	10.2
Deferred income tax	(4.0)	1.8
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(17.4)	(21.9)
Inventories	(35.4)	(10.1)
Prepaid expenses and other assets	(4.9)	11.1
Accounts payable, accrued expenses and other liabilities	(14.0)	(32.8)
Net cash provided by operating activities	66.6	73.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(24.1)	(17.1)
Proceeds from the sale of property, plant and equipment	0.1	0.4
Net proceeds from the sale of assets, and other	0.2	3.1
Business acquisitions, net of cash acquired and other	(2.2)	0.1
Net cash used in investing activities	(26.0)	(13.5)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	50.0	20.0
Payments of long-term debt	(168.9)	(151.8)
Payment of capital leases and other	(6.4)	(4.6)
Proceeds from share transactions under employee stock plans	2.1	1.0
Payments to repurchase common stock	(15.5)	(13.6)
Dividends	(21.1)	(19.4)
Net cash used in financing activities	(159.8)	(168.4)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	16.7
DECREASE IN CASH AND CASH EQUIVALENTS	(123.4)	(91.8)
Cash and cash equivalents at beginning of year	280.2	338.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156.8	$246.6
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$4.1	$—
Cash paid, net of cash acquired	1.7	—
Liabilities assumed	$2.4	$—
Issuance of stock under management stock purchase plan	$1.5	$1.0
CASH PAID FOR:
Interest	$13.6	$12.8
Income taxes	$49.5	$29.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 30, 2018, the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and October 1, 2017, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and October 1, 2017, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and October 1, 2017.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the Company’s change in its Revenue Recognition accounting policy resulting from the adoption of ASC 606 described herein.

Revenue Recognition

On January 1, 2018, the Company adopted the accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASU 2014-09”) to all contracts using the modified retrospective method. The adoption of ASU 2014-09 was not material to the Company and as such, there was no cumulative effect upon the January 1, 2018 adoption date. As the impact of the new revenue standard is not material to the Company, there is no pro-forma disclosure presented for the three and nine months ended September 30, 2018.   The Company expects the impact of the adoption of the new standard to be immaterial to the Company’s financial statements on an ongoing basis.

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

Other Recently Adopted Accounting Standards

In February 2018, the FASB issued ASU 2018-02 “Income Statement-Reporting Comprehensive Income.” ASU 2018-02 provides guidance on the reclassification of certain tax effects from the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) from accumulated other comprehensive income. Current generally accepted accounting principles requires deferred tax liabilities and deferred tax assets to be adjusted for the effect of a change in tax laws or tax rates, with that effect included in income from operations in the period of enactment. This included the income tax effects of items in accumulated other comprehensive income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects on items in accumulated other comprehensive income related to the change in tax rates from the 2017 Tax Act. This standard is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company adopted this standard in the first quarter of 2018, and it did not have a material impact on the Company’s financial statements.

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

Accounting Standards Updates

In August 2018, the FASB issued ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)-Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on the Company’s financial statements, and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820)-Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements under Topic 820. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on the Company’s disclosures; however this guidance does not impact the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016‑02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term for both finance and operating leases with a term longer than twelve months. Topic 842 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11 “Targeted Improvements.” ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018 and all interim periods thereafter. Early adoption is permitted for all entities. The Company plans to adopt this standard effective January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company may choose to use either 1) the effective date of the standard or 2) the beginning of the earliest comparable period presented in the financial statements as the date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date of the standard as the date of the Company’s initial application. By electing this approach, the financial information and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients throughout the transition. The Company expects to elect the “package of practical expedients,” which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also expects to elect the practical expedient not to separate lease and non-lease components for all of the Company’s leases.

The Company is continuing to evaluate the new lease standard, and is in the process of designing the necessary changes to its existing processes and configuring system requirements that will be required to implement this new standard. The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements. The Company is currently reviewing its leasing arrangements in order to evaluate the impact of this standard on the Company’s financial statements. The Company does not expect a significant change in its leasing activity between now and adoption. The Company is unable to quantify the impact of adoption at this time. However, the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on its consolidated balance sheets resulting in the recording of right-of-use assets and lease obligations. The Company currently does not expect ASC 842 to have a material effect on either its consolidated statement of operations or consolidated statement of cash flow.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $14.2 million and $12.8 million for the third quarters of 2018 and 2017, respectively, and were $42.1 million and $37.8 million for the first nine months of 2018 and 2017, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $8.7 million and $7.3 million for the third quarters of 2018 and 2017, respectively, and were $25.5 million and $21.6 million for the first nine months of 2018 and 2017, respectively.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the three months ended September 30, 2018				For the nine months ended September 30, 2018
		(in millions)				(in millions)
	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Distribution Channel
Wholesale	$146.7	$73.5	$14.8	$235.0	$433.9	$234.7	$44.4	$713.0
OEM	19.4	37.5	0.3	57.2	58.6	114.9	1.1	174.6
Specialty	82.7	—	1.5	84.2	236.4	—	4.3	240.7
DIY	13.9	0.6	—	14.5	46.9	2.1	—	49.0
Total	$262.7	$111.6	$16.6	$390.9	$775.8	$351.7	$49.8	$1,177.3

	For the three months ended September 30, 2018				For the nine months ended September 30, 2018
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$144.4	$40.2	$11.2	$195.8	$435.3	$132.2	$33.8	$601.3
HVAC and Gas Products	77.1	49.4	4.3	130.8	220.2	152.7	13.6	386.5
Drainage and Water Re-use Products	19.8	21.7	0.7	42.2	55.2	65.9	1.4	122.5
Water Quality Products	21.4	0.3	0.4	22.1	65.1	0.9	1.0	67.0
Total	$262.7	$111.6	$16.6	$390.9	$775.8	$351.7	$49.8	$1,177.3

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

At times, the Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14, revenues allocated to future shipments of partially completed contracts are not disclosed.

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2018	$0.6	$11.3	$2.1
Change in period	1.1	0.2	0.3
Balance - April 1, 2018	$1.7	$11.5	$2.4
Change in period	(0.3)	0.1	0.3
Balance - July 1, 2018	$1.4	$11.6	$2.7
Change in period	0.4	(0.4)	—
Balance - September 30, 2018	$1.8	$11.2	$2.7

The amount of revenue recognized during the three and nine months ended September 30, 2018 that was included in the opening contract liability balance was $5.4 million and $11.5 million, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. The change in Contract Liabilities is not material for the three and nine months ended September 30, 2018. There were no impairment losses related to Contract Assets for the nine months ended September 30, 2018.

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

In the period ended December 31, 2017, the Company recorded a provisional tax expense of $25.1 million related to the 2017 Tax Act, which included a $23.3 million charge for the Toll Tax. For the nine months ended September 30, 2018, the Company has not recorded any additional provisional expense or benefit related to the 2017 Tax Act.

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

As of September 30, 2018, the amounts recorded for the 2017 Tax Act remain provisional for the Toll Tax, the remeasurement of deferred taxes, and gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Given the complexity of the 2017 Tax Act, the Company continues to gather additional information required to complete the accounting and evaluate the tax impact. The Company will continue its analysis and documentation through the measurement period taking into consideration any further guidance provided. The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method.

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

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	September 30, 2018
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	September 30,	January 1,	Loss During	September 30,	September 30,
	2018	Period (1)	and Other	2018	2018	the Period	2018	2018
	(in millions)
Americas	$437.4	1.5	(0.4)	438.5	$(24.5)	—	(24.5)	414.0
Europe	249.3	—	(3.0)	246.3	(129.7)	—	(129.7)	116.6
APMEA	30.9	—	(1.0)	29.9	(12.9)	—	(12.9)	17.0
Total	$717.6	1.5	(4.4)	714.7	$(167.1)	—	(167.1)	547.6

	December 31, 2017
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2017	Period	and Other	2017	2017	the Period	2017	2017
	(in millions)
Americas	$434.7	2.0	0.7	437.4	$(24.5)	—	(24.5)	412.9
Europe	234.9	—	14.4	249.3	(129.7)	—	(129.7)	119.6
APMEA	30.2	—	0.7	30.9	(12.9)	—	(12.9)	18.0
Total	$699.8	2.0	15.8	717.6	$(167.1)	—	(167.1)	550.5

(1)Americas goodwill additions during the first nine months of 2018 relate to immaterial acquisitions.

Intangible assets include the following:

	September 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.7)	$0.4	$16.1	$(15.4)	$0.7
Customer relationships	232.9	(144.0)	88.9	233.2	(133.5)	99.7
Technology	54.6	(26.2)	28.4	53.9	(23.1)	30.8
Trade names	26.1	(11.1)	15.0	25.5	(9.7)	15.8
Other	4.3	(3.5)	0.8	6.9	(6.0)	0.9
Total amortizable intangibles	334.0	(200.5)	133.5	335.6	(187.7)	147.9
Indefinite-lived intangible assets	36.5	—	36.5	37.3	—	37.3
	$370.5	$(200.5)	$170.0	$372.9	$(187.7)	$185.2

Aggregate amortization expense for amortized intangible assets for the third quarters of 2018 and 2017 was $4.5 million and $5.7 million, respectively, and for the first nine months of 2018 and 2017, was $15.2 million and $16.8 million, respectively.

6. Restructuring

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

A summary of the pre-tax cost by restructuring programs is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(in millions)
Restructuring costs:
2015 Actions	$—	$0.5	$—	$2.1
Other Actions	3.4	0.9	3.4	1.5
Total restructuring charges	$3.4	$1.4	$3.4	$3.6

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(in millions)
Americas	$—	$0.7	$—	$2.6
Europe	3.4	0.5	3.4	0.6
APMEA	—	0.2	—	0.4
Total	$3.4	$1.4	$3.4	$3.6

Other Actions

The Company periodically initiates other actions which are not part of a major program. Total “Other Actions” pre-tax restructuring expense was $3.4 million during the three and nine months ended September 30, 2018. Included in “Other Actions” are European restructuring activities initiated in 2017 and 2018.

In the fourth quarter of 2017, management initiated certain restructuring actions related to reductions in force within the Company’s Europe segment.  The restructuring activities primarily included severance benefits. The total pre-tax charges associated with the Europe restructuring activities were initially expected to be approximately $4.1 million with costs being fully incurred in 2017. The company reduced its total pre-tax charges for the program to approximately $3.4 million as of September 30, 2018, primarily related to reduced severance costs.  The restructuring reserve associated with these actions is approximately $0.2 million as of September 30, 2018, and relates to severance benefits.

In the third quarter of 2018, management initiated restructuring actions primarily associated with the European headquarters as well as cost savings initiatives at certain European manufacturing facilities.  These actions include reductions in force and other related costs within the Company’s Europe segment.  The pre-tax charges for the third quarter of 2018 were approximately $4.4 million and primarily included severance benefits.  The total restructuring charges associated with the program are estimated to be approximately $5.0 million with costs to be fully incurred within the next 12 months.  The restructuring reserve associated with these actions is approximately $3.7 million as of September 30, 2018, and primarily relates to severance benefits.

7. Financial Instruments and Derivative Instruments

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

	September 30,	December 31,
	2018	2017
	(in millions)
Carrying amount	$380.6	$499.5
Estimated fair value	$381.1	$501.1

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at September 30, 2018 and December 31, 2017:

	Fair Value Measurement at September 30, 2018 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.1	$3.1	$—	$—
Interest rate swaps (1)	$8.9	$—	$8.9	$—
Total assets	$12.0	$3.1	$8.9	$—
Liabilities
Plan liability for deferred compensation(2)	$3.1	$3.1	$—	$—
Redeemable financial instrument(3)	$2.8	$—	$—	$2.8
Total liabilities	$5.9	$3.1	$—	$2.8

	Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.2	$3.2	$—	$—
Interest rate swaps (1)	$5.6	$—	$5.6	$—
Total assets	$8.8	$3.2	$5.6	$—
Liabilities
Plan liability for deferred compensation(2)	$3.2	$3.2	$—	$—
Redeemable financial instrument(3)	2.9	—	—	2.9
Total liabilities	$6.1	$3.2	$—	$2.9

(1)Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in other current liabilities and relates to a mandatorily redeemable equity instrument as part of the Apex Valves Limited (“Apex”) acquisition in 2015.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2017 to September 30, 2018.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	September 30,
	2017	Settlements	Purchases	adjustments	income	2018
	(in millions)
Redeemable financial instrument	$2.9	—	$—	—	$(0.1)	$2.8

In connection with the acquisition of Apex, a liability of $5.5 million was recognized on November 30, 2015 as the estimate of the acquisition date fair value of the mandatorily redeemable equity instrument. The Company acquired an additional 10% ownership in the third quarter of 2017 for approximately $2.9 million and now owns 90% of Apex outstanding shares. The remaining liability is classified as Level 3 under the fair value hierarchy as it is based on the commitment to purchase the remaining 10% of Apex shares within the next year, which is not observable in the market.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $45.0 million had been drawn as of September 30, 2018.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Upon intended election of Adjusted LIBOR as the interest rate, the Term Loan has quarterly interest payments that began in May 2016, quarterly principal repayments that commenced on March 31, 2017, with a balloon payment of principal on maturity date. The Revolver has quarterly interest payments.

Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021.  The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the three and nine months ended September 30, 2018, a gain of $0.1 million and $2.4 million, respectively, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge. For the three and nine months ended October 1, 2017, a gain of $0.1 million and a loss of $0.4 million, respectively, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian Dollar, the euro, and the Chinese Yuan. Beginning in the first quarter of 2018, the Company has used a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts which hedge approximately 70% of the forecasted intercompany purchase transactions between one of the Company’s Canadian and U.S. operating subsidiaries for the next twelve months. As of September 30, 2018, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815").  The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 30, 2018 was immaterial. For the three and nine months ended September 30, 2018, the amount expected to be reclassified into earnings from other comprehensive income in the next twelve months is not material to the financial statements.

8. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Three Months Ended September 30, 2018			For the Three Months Ended October 1, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$31.5	34.3	$0.92	$26.5	34.4	$0.77
Effect of dilutive securities:
Common stock equivalents		0.1			—
Diluted EPS:
Net income	$31.5	34.4	$0.92	$26.5	34.4	$0.77

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended October 1, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$95.7	34.3	$2.79	$75.4	34.4	$2.19
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1
Diluted EPS:
Net income	$95.7	34.4	$2.78	$75.4	34.5	$2.19

There were no options to purchase Class A common stock outstanding during the three and nine months ended September 30, 2018 that would have been anti-dilutive. Options to purchase 0.1 million shares of Class A common stock were outstanding during the three and nine months ended October 1, 2017 but were not included in the computation of diluted EPS because to do so would be anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions.  In connection with this stock repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of September 30, 2018, there was approximately $22.3 million remaining authorized for share repurchases under this program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the July 27, 2015 program during the three and nine months ended September 30, 2018 and October 1, 2017:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2018		October 1, 2017
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	57,156	$4.7	72,669	$4.7

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2018		October 1, 2017
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	195,790	$15.5	214,455	$13.6

9. Stock‑Based Compensation

The Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”).  The Company grants shares of restricted stock and deferred shares to key employees and stock awards to non‑employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to non‑employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred shares typically vest over a three‑year period at the rate of one‑third per year. The restricted stock awards and deferred shares are amortized to expense on a straight-line basis over the vesting period. The Company issued 140,937 and 127,960 shares of restricted stock awards and deferred shares during the first nine months of 2018 and 2017, respectively.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units cliff vest at the end of a three-year performance period set by the Compensation Committee of the Board of Directors at the time of grant.  Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 96,128 and 98,812 of annual awards for performance stock units during the first nine months of 2018 and 2017, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. Upon vesting, each RSU is converted into one share of Class A common stock. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. The Company granted 36,208 RSU’s and 47,222 RSU’s during the first nine months of 2018 and 2017, respectively.

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

The above assumptions were used to determine the weighted average grant‑date fair value of the discount of RSUs granted of $21.80 and $16.84 in 2018 and 2017, respectively.

A more detailed description of each of these plans can be found in Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10. Segment Information

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(in millions)
Net Sales
Americas	$262.7	$239.1	$775.8	$718.3
Europe	111.6	109.0	351.7	324.6
APMEA	16.6	16.6	49.8	47.5
Consolidated net sales	$390.9	$364.7	$1,177.3	$1,090.4
Operating income
Americas	$45.0	$39.8	$128.1	$110.5
Europe	9.4	13.4	37.2	38.5
APMEA	2.5	0.5	5.5	3.3
Subtotal reportable segments	56.9	53.7	170.8	152.3
Corporate(*)	(10.0)	(9.4)	(27.8)	(27.5)
Consolidated operating income	46.9	44.3	143.0	124.8
Interest income	(0.1)	(0.2)	(0.6)	(0.6)
Interest expense	3.9	4.7	12.6	14.5
Other (income) expense, net	(0.9)	0.3	(2.0)	0.8
Income before income taxes	$44.0	$39.5	$133.0	$110.1
Capital Expenditures
Americas	$5.1	$4.4	$15.0	$12.5
Europe	3.4	1.7	8.1	4.2
APMEA	0.4	0.1	1.0	0.4
Consolidated capital expenditures	$8.9	$6.2	$24.1	$17.1
Depreciation and Amortization
Americas	$7.4	$7.6	$21.7	$22.8
Europe	3.7	4.9	13.1	13.8
APMEA	0.6	0.4	1.9	2.1
Consolidated depreciation and amortization	$11.7	$12.9	$36.7	$38.7
Identifiable assets (at end of period)
Americas			$1,024.2	$1,074.0
Europe			520.2	510.4
APMEA			105.2	131.2
Consolidated identifiable assets			$1,649.6	$1,715.6
Property, plant and equipment, net (at end of period)
Americas			$113.0	$105.7
Europe			78.9	79.2
APMEA			6.6	7.2
Consolidated property, plant and equipment, net			$198.5	$192.1

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

The U.S. property, plant and equipment of the Company’s Americas segment was $109.0 million and $102.0 million at September 30, 2018 and October 1, 2017, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(in millions)
U.S. net sales	$245.5	$222.0	$725.1	$670.6

The following includes intersegment sales for Americas, Europe and APMEA:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
	(in millions)
Intersegment Sales
Americas	$3.7	$2.5	$9.7	$9.0
Europe	3.7	4.0	10.6	11.9
APMEA	27.3	12.8	68.7	52.8
Intersegment sales	$34.7	$19.3	$89.0	$73.7

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss
	(in millions)

Balance December 31, 2017	$(102.6)	$3.5	$(99.1)
Change in period	9.7	2.8	12.5
Balance April 1, 2018	$(92.9)	$6.3	$(86.6)
Change in period	(26.6)	1.0	(25.6)
Balance July 1, 2018	$(119.5)	$7.3	$(112.2)
Change in period	2.5	(0.1)	2.4
Balance September 30, 2018	$(117.0)	$7.2	$(109.8)

Balance December 31, 2016	$(153.7)	$2.9	$(150.8)
Change in period	7.9	0.1	8.0
Balance April 02, 2017	$(145.8)	$3.0	$(142.8)
Change in period	21.5	(0.7)	20.8
Balance July 02, 2017	$(124.3)	$2.3	$(122.0)
Change in period	15.4	0.1	15.5
Balance October 01, 2017	$(108.9)	$2.4	$(106.5)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 7 for further details.

12. Debt

On February 12, 2016, the Company entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of September 30, 2018, the Company had drawn $45.0 million on this line of credit. The Credit Agreement also provides for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $260.6 million of borrowings outstanding on the Term Loan Facility as of September 30, 2018 and $288.8

million outstanding as of October 1, 2017. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the ICE Benchmark Administration LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. The interest rates as of September 30, 2018 on the Revolving Credit Facility and on the Term Loan Facility were 3.14% and 3.64%, respectively.

The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, 10% in the fourth and fifth years, and the remaining unpaid balance paid in full on the maturity date. Payments when due are made ratably each year in quarterly installments. The Company paid total installments of $16.9 million during the first nine months of 2018. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $25.8 million as of September 30, 2018 and $25.7 million as of October 1, 2017. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

As of September 30, 2018, the Company had $429.2 million of unused and available credit under the Revolving Credit Facility and was in compliance with all covenants related to the Credit Agreement.

The Company is a party to a note agreement as further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of September 30, 2018, the Company was in compliance with all covenants regarding this note agreement.

13. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at September 30, 2018 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.6 million pre‑tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

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

14. Subsequent Events

On November 1, 2018, the Company declared a quarterly dividend of twenty-one cents ($0.21) per share on each outstanding share of Class A common stock and Class B common stock payable on December 14, 2018 to stockholders of record on November 30, 2018.

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

During the third quarter of 2018, sales increased 7.2%, or $26.2 million, compared to the third quarter of 2017. The increase included organic sales growth of 8.0%, or $29.1 million, primarily within the Americas segment due to higher sales volume and price. This was partially offset by a decrease from foreign exchange of 0.8% or $2.9 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $46.9 million increased by $2.6 million, or 5.8%, in the third quarter of 2018 as compared to the third quarter of 2017. This increase is primarily driven by higher sales volume, increased pricing, and productivity initiatives, partially offset by higher material costs, investments in strategic growth initiatives, increased restructuring costs and general inflation.

Recent Events

On November 1, 2018, the Company declared a quarterly dividend of twenty-one cents ($0.21) per share on each outstanding share of Class A common stock and Class B common stock payable on December 14, 2018 to stockholders of record on November 30, 2018.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended October 1, 2017

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2018 and 2017 were as follows:

	Three Months Ended		Three Months Ended			% Change to
	September 30, 2018		October 1, 2017			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$262.7	67.2%	$239.1	65.6%	$23.6	6.5%
Europe	111.6	28.6	109.0	29.9	2.6	0.7
APMEA	16.6	4.2	16.6	4.5	—	—
Total	$390.9	100.0%	$364.7	100.0%	$26.2	7.2%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$24.3	$4.3	$0.5	$29.1	6.7%	1.2%	0.1%	8.0%	10.1%	3.9%	2.8%
Foreign exchange	(0.7)	(1.7)	(0.5)	(2.9)	(0.2)	(0.5)	(0.1)	(0.8)	(0.3)	(1.5)	(2.4)
Total	$23.6	$2.6	$—	$26.2	6.5%	0.7%	—%	7.2%	9.8%	2.4%	0.4%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$13.7	$1.8	$1.3	$7.5	$24.3	10.3%	10.2%	9.7%	10.0%
Europe	2.0	2.7	(0.4)	—	4.3	2.7	7.7	(38.9)	—
APMEA	0.1	—	—	0.4	0.5	0.6	—	—	36.2
Total	$15.8	$4.5	$0.9	$7.9	$29.1

The increase in Americas organic net sales was primarily due to higher sales volume and increased pricing in our valve, drainage, and water quality products, which are sold through all channels. In addition, there was an increase in sales of our heating and hot water products, including boilers, stainless steel water heaters, and aftermarket products, which are sold through the specialty channel.

Organic net sales in Europe increased primarily due to higher volume and increased pricing. A portion of the higher volume was driven by our marine-based drains applications sold through our wholesale channel. The increase in OEM sales is primarily related to strong demand for our electronics products. This was partially offset by our ongoing product rationalization efforts within Europe, as we continue to focus on our core product lines.

Organic net sales in APMEA increased primarily due to sales in the Middle East and Africa, Australia, and Korea, partially offset by softness within China.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Canadian dollar, and Chinese Yuan against the U.S. dollar in the third quarter of 2018. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit.  Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2018 and 2017 were as follows:

	Three Months Ended
	September 30, 2018	October 1, 2017
	(dollars in millions)
Gross profit	$164.5	$152.7
Gross margin	42.1%	41.9%

Gross margin improved by 0.2% in the third quarter of 2018 compared to the third quarter of 2017. The increase in gross profit during the third quarter of 2018 resulted from increased pricing, higher sales volume, and productivity initiatives, partially offset by higher material costs, mainly due to increased copper and stainless steel commodity costs, as well as higher inbound transportation costs and general inflation.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased $7.2 million, or 6.7%, in the third quarter of 2018 compared to the third quarter of 2017. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$7.9	7.4%
Foreign exchange	(0.7)	(0.7)
Total	$7.2	6.7%

The organic increase was primarily related to investments in strategic growth initiatives of $4.8 million, including investments in research and development for new products, commercial excellence, and technology and information systems. The organic increase was also due to higher variable costs related to increased sales volume totaling $2.9 million, and inflation of $1.9 million primarily related to transportation costs. These increases were partially offset by a decrease in amortization costs of $1.3 million for certain intangible assets that reached the end of their useful lives, as well as incremental European restructuring savings of $0.8 million compared to the third quarter of 2017. The decrease in foreign exchange was mainly due to the depreciation of the euro, Canadian dollar, and Chinese Yuan against the U.S. dollar.  Total SG&A expenses, as a percentage of sales, were 29.2% in the third quarter of 2018 compared to 29.3% in the third quarter of 2017.

Restructuring.  In the third quarter of 2018, we recorded a net charge of $3.4 million primarily related to restructuring actions associated with our European headquarters as well as cost savings initiatives primarily within certain European manufacturing facilities, as compared to a net charge of $1.4 million in the third quarter of 2017. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by segment for the third quarters of 2018 and 2017 was as follows:

				% Change to
				Consolidated
	Three Months Ended			Operating
	September 30, 2018	October 1, 2017	Change	Income
	(dollars in millions)
Americas	$45.0	$39.8	$5.2	11.7%
Europe	9.4	13.4	(4.0)	(9.0)
APMEA	2.5	0.5	2.0	4.5
Corporate	(10.0)	(9.4)	(0.6)	(1.4)
Total	$46.9	$44.3	$2.6	5.8%

The increase in operating income was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA		Corporate
	(dollars in millions)
Organic	$4.6	$(0.8)	$1.9	$(0.6)	$5.1	10.4%	(1.8)%	4.3%	(1.4)%	11.5%	11.6%	(6.0)%	NMF	%	(6.4)%
Foreign exchange	(0.1)	(0.3)	(0.1)	—	(0.5)	(0.3)	(0.7)	(0.2)	—	(1.2)	(0.3)	(2.2)	(20.0)		—
Restructuring	0.7	(2.9)	0.2	—	(2.0)	1.6	(6.5)	0.4	—	(4.5)	1.8	(21.6)	40.0		—
Total	$5.2	$(4.0)	$2.0	$(0.6)	$2.6	11.7%	(9.0)%	4.5%	(1.4)%	5.8%	13.1%	(29.8)%	NMF	%	(6.4)%

Organic operating income increased by $2.6 million compared to the third quarter of 2017, mainly due to increased pricing, higher sales volume, productivity initiatives, and operating savings from restructuring actions. This increase in operating income was partially offset by higher material costs due to increases in the prices of copper and stainless steel, general inflation, increased restructuring costs and investments in strategic growth initiatives.

Interest Expense.  Interest expense decreased $0.8 million, or 17.0%, compared to the third quarter of 2017 due to a reduction in the principal balance of debt outstanding. As a result of the 2017 Tax Act we have repatriated approximately $121 million of undistributed foreign earnings through the first nine months of 2018 and used the majority of that cash to reduce our outstanding debt. The impact of the lower outstanding principal balance was partially offset by increased interest rates in the third quarter of 2018 compared to the third quarter of 2017. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Other (income) expense.  Other (income) expense increased $1.2 million to a net other income balance of $0.9 million compared to the third quarter of 2017. The increase was primarily due to net foreign currency gains.

Income Taxes.    Our effective income tax rate decreased to 28.4% in the third quarter of 2018, from 32.9% in the third quarter of 2017.   The lower rate is associated with the lower U.S. federal tax rate as a result of the 2017 Tax Act.

Net Income.  Net income was $31.5 million, or $0.92 per common share, for the third quarter of 2018, compared to $26.5 million, or $0.77 per common share, for the third quarter of 2017. Results for the third quarter of 2018 include an after-tax charge of $2.5 million, or $0.07 per common share, for restructuring. Results for the third quarter of 2017 include an after-tax charge of $0.9 million, or $0.03 per common share, for restructuring.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended October 1, 2017

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first nine months ended 2018 and 2017 were as follows:

	Nine Months Ended		Nine Months Ended			% Change to
	September 30, 2018		October 1, 2017			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$775.8	65.9%	$718.3	65.9%	$57.5	5.3%
Europe	351.7	29.9	324.6	29.8	27.1	2.5
APMEA	49.8	4.2	47.5	4.3	2.3	0.2
Total	$1,177.3	100.0%	$1,090.4	100.0%	$86.9	8.0%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$56.8	$4.2	$1.7	$62.7	5.2%	0.4%	0.2%	5.8%	7.9%	1.3%	3.7%
Foreign exchange	0.7	22.9	0.6	24.2	0.1	2.1	—	2.2	0.1	7.1	1.3
Total	$57.5	$27.1	$2.3	$86.9	5.3%	2.5%	0.2%	8.0%	8.0%	8.4%	5.0%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$27.9	$3.0	$6.0	$19.9	$56.8	6.9%	5.3%	14.7%	9.2%
Europe	6.4	(1.2)	(1.0)	—	4.2	3.0	(1.1)	(33.7)	—
APMEA	2.7	(0.8)	—	(0.2)	1.7	6.5	(39.5)	—	(4.2)
Total	$37.0	$1.0	$5.0	$19.7	$62.7

The increase in Americas organic net sales was primarily due to higher sales volume and increased pricing in our valve, drainage, and water quality products, which are sold across all of our channels. There was also an increase in sales of our heating and hot water products which are sold through our specialty channel.

Organic net sales in Europe increased primarily due to higher volume and increased pricing. A portion of the higher volume was driven by our marine-based drains applications through our wholesale channel. This was partially offset by our ongoing product rationalization efforts within Europe, as we continue to focus on our core product lines.

Organic net sales in APMEA increased primarily due to increased sales in the Middle East, Australia, and Korea. These increases were partially offset by softness in China and product rationalization in the OEM channel.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in the first nine months of 2018. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2018 and 2017 were as follows:

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(dollars in millions)
Gross profit	$490.6	$453.2
Gross margin	41.7%	41.6%

Gross margin improved by 0.1% in the first nine months of 2018 compared to the first nine months of 2017. Gross profit increased due to increased pricing, higher sales volume, productivity initiatives, and restructuring savings, which were substantially offset by higher material costs, mainly due to increased copper and stainless steel commodity costs, as well as higher inbound transportation costs and general inflation.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the first nine months of 2018 increased $19.4 million, or 6.0%, compared to the first nine months of 2017. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$13.1	4.0%
Foreign exchange	6.3	2.0
Total	$19.4	6.0%

The organic increase was primarily related to investments in strategic growth initiatives of $10.0 million, including investments in research and development for new product initiatives, commercial excellence, and technology and information systems. The organic increase was also due to higher variable costs related to increased sales volume totaling $5.7 million, and inflation of $3.5 million primarily related to transportation costs. These increases were partially offset by restructuring savings within the Americas and Europe of $2.1 million, as well as a decrease in amortization costs of $1.9 million for certain intangible assets that reached the end of their useful lives. The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. Total SG&A expenses, as a percentage of sales, were 29.2% in the first nine months of 2018 compared to 29.8% in the first nine months of 2017.

Restructuring.  In the first nine months of 2018, we recorded a net charge of $3.4 million primarily related to restructuring actions associated with our European headquarters as well as cost savings initiatives primarily within certain manufacturing facilities in Europe as compared to a net charge of $3.6 million in the first nine months of 2017. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by geographic segment for the first nine months of 2018 and 2017 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 30,	October 1,		Operating
	2018	2017	Change	Income
	(Dollars in millions)
Americas	$128.1	$110.5	$17.6	14.1%
Europe	37.2	38.5	(1.3)	(1.0)
APMEA	5.5	3.3	2.2	1.8
Corporate	(27.8)	(27.5)	(0.3)	(0.3)
Total	$143.0	$124.8	$18.2	14.6%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(Dollars in millions)
Organic	$14.8	$(0.9)	$1.7	$(0.3)	$15.3	11.9%	(0.7)%	1.4%	(0.3)%	12.3%	13.4%	(2.3)%	51.5%	(1.1)%
Foreign exchange	0.2	2.5	—	—	2.7	0.1	2.0	—	—	2.1	0.2	6.5	—	—
Restructuring	2.6	(2.9)	0.5	—	0.2	2.1	(2.3)	0.4	—	0.2	2.4	(7.5)	15.2	—
Total	$17.6	$(1.3)	$2.2	$(0.3)	$18.2	14.1%	(1.0)%	1.8%	(0.3)%	14.6%	16.0%	(3.3)%	66.7%	(1.1)%

Organic operating income increased by $15.3 million compared to the first nine months of 2017, mainly due to increased pricing, higher sales volume, productivity initiatives, operating savings from restructuring actions, and reduced transformation costs. This increase in operating income was partially offset by higher material costs due to increases in the price of copper and stainless steel, investments in strategic growth initiatives and general inflation.

Interest Expense.  Interest expense decreased $1.9 million, or 13.1%, in the first nine months of 2018 as compared to the first nine months of 2017 due to a reduction in the principal balance of debt outstanding.  As a result of the 2017 Tax Act, we have repatriated approximately $121 million of undistributed foreign earnings and used the majority of that cash to reduce our outstanding debt. The impact of the lower outstanding principal balance was partially offset by increased interest rates for the first nine months of 2018 compared to the first nine months of 2017. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Other (income) expense, net.  Other (income) expense increased $2.8 million to a net other income balance of $2.0 million compared to the first nine months 2017. The increase was primarily due to net foreign currency gains.

Income Taxes.  Our effective income tax rate decreased to 28.0% in the first nine months of 2018, from 31.5% in the first nine months of 2017. The lower rate in the in the first nine months of 2018 is associated with the lower U.S. federal tax rate in 2018 as a result of the 2017 Tax Act. .

Net Income.  Net income was $95.7 million, or $2.78 per common share, for the first nine months of 2018, compared to $75.4 million, or $2.19 per common share, for the first nine months of 2017. Results for the first nine months of 2018 include an after-tax charge of $2.5 million, or $0.08 per common share, for restructuring.

Results for the first nine months of 2017 include an after-tax charge of $1.9 million, or $0.06 per common share, for the Europe and Americas transformation costs; $2.4 million, or $0.07 per common share, for restructuring charges; partially offset by $1.3 million or $0.04 per common share in tax benefits.

Liquidity and Capital Resources

We generated $66.6 million of net cash from operating activities in the first nine months of 2018 as compared to $73.4 million of net cash generated from operating activities in the first nine months of 2017. The decrease in cash generated was primarily related to the timing of working capital fluctuations, the timing of tax payments, including payments made for the Toll Charge and withholdings on repatriated cash as a result of the 2017 Tax Act. This decrease was partially offset by higher net income compared to the first nine months of 2017.

We used $26.0 million of net cash for investing activities compared to $13.5 million used in the first nine months of 2017. We used $7.0 million more cash in the first nine months of 2018 for purchases of capital equipment and $2.2 million for immaterial acquisitions and other investments. We received $2.9 million less in cash proceeds from the sale of assets compared to the first nine months of 2017. For the remainder of 2018, we expect to invest approximately $7 to $10 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $159.8 million of net cash from financing activities for the first nine months of 2018 primarily due to payments of long-term debt of $168.9 million, payment of dividends of $21.1 million, and payments to repurchase approximately 196,000 shares of Class A common stock at a cost of $15.5 million. This was partially offset by proceeds from additional draws on our line of credit of $50.0 million during the first nine months of 2018.

On February 12, 2016, we entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Credit Agreement also provided for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to us in a single draw.  The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. As of September 30, 2018, we had $260.6 million of borrowings outstanding on the Term Loan Facility and $45.0 million drawn on the Revolving Credit Facility; had $25.8 million of stand-by letters of credit outstanding and had $429.2 million of unused and available credit under the Revolving Credit Facility. As of September 30, 2018, we were in compliance with all covenants related to the Credit Agreement.

As of September 30, 2018, we held $156.8 million in cash and cash equivalents. Of this amount, $133.4 million of cash and cash equivalents were held by foreign subsidiaries. The 2017 Tax Act requires us to pay a one-time deemed repatriation toll charge on cumulative undistributed foreign earnings for which we had not previously recorded U.S. taxes. Cumulative earnings in the form of cash and cash equivalents, as defined in the 2017 Tax Act, will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%. We estimate that our obligation associated with this one-time deemed repatriation toll charge to be $23.3 million, which will be paid in installments over eight years. During 2018, we expect to repatriate approximately $125 million of cash back to the U.S. As of September 30, 2018, we had repatriated approximately $121 million in undistributed foreign earnings, and have used the majority of that cash to reduce our outstanding debt. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlay, we can do so at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. Our intent is to permanently reinvest undistributed future earnings of foreign subsidiaries, and we do not have any current plans to repatriate future earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

Free cash flow is a non-GAAP financial measure that does not represent cash generated from operating activities in accordance with U.S. GAAP. Therefore it should not be considered an alternative to net cash generated from operating activities as an indication of our performance. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation. We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Nine Months Ended
	September 30,	October 1,
	2018	2017
	(in millions)
Net cash provided by operating activities	$66.6	$73.4
Less: additions to property, plant, and equipment	(24.1)	(17.1)
Plus: proceeds from the sale of property, plant, and equipment	0.1	0.4
Free cash flow	$42.6	$56.7

Net income	$95.7	$75.4

Cash conversion rate of free cash flow to net income	44.5%	75.2%

Our free cash flow decreased in the first nine months of 2018 when compared to the free cash flow for the first nine months of 2017 due to working capital fluctuations, timing of tax payments, including payments made for the Toll Charge and withholdings on repatriated cash related to the 2017 Tax Act, and higher capital expenditures in the first nine months of 2018.

Our net debt to capitalization ratio, a non‑GAAP financial measure used by management, at September 30, 2018 was 20.1% compared to 20.7% at December 31, 2017. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long‑term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 30,	December 31,
	2018	2017
	(in millions)
Current portion of long‑term debt	$28.1	$22.5
Plus: long-term debt, net of current portion	350.7	474.6
Less: cash and cash equivalents	(156.8)	(280.2)
Net debt	$222.0	$216.9

A reconciliation of capitalization is provided below:

	September 30,	December 31,
	2018	2017
	(in millions)
Net debt	$222.0	$216.9
Total stockholders’ equity	884.2	829.0
Capitalization	$1,106.2	$1,045.9
Net debt to capitalization ratio	20.1%	20.7%

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 7 of Notes to the Consolidated Financial Statements for further details.

Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. Beginning in the first quarter of 2018, the Company entered into forward exchange contracts which hedge approximately 70% of the forecasted intercompany purchases between one of our Canadian and U.S. operating subsidiaries for the next twelve months. The Company will record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction occurs associated with the hedged forecasted transaction, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 30, 2018 was immaterial.

On February 12, 2016, the Company entered into a new Credit Agreement pursuant to which it received a funding commitment under a Term Loan Facility of $300 million, of which the entire $300 million has been drawn on, and $260.6 million is outstanding and a Revolving Credit Facility of $500 million, of which $45.0 million has been drawn as of September 30, 2018.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million.  Information about our long‑term debt including principal amounts and related interest rates appears in Note 12 of Notes to the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our Revenue Recognition controls resulting from the adoption of ASC 606 as described in Note 2 in the Notes to Consolidated Financial Statements. Although the new revenue standard is expected to have an immaterial impact on our ongoing revenue recognition, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review and certification requirements, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2017, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the three months ended September 30, 2018, other than as described in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three months ended September 30, 2018.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
July 2, 2018 – July 29, 2018	9,827	$84.94	—	—
July 30, 2018 – August 26, 2018	522	$86.50	—	—
August 27, 2018 - September 30, 2018	1,129	$81.45	—	—
Total	11,478	$84.67	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three months third quarter ended September 30, 2018 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
July 2, 2018 – July 29, 2018	17,297	$81.88	17,297	$25,591,366
July 30, 2018 – August 26, 2018	18,150	$84.26	18,150	$24,061,967
August 27, 2018 - September 30, 2018	21,709	$82.10	21,709	$22,279,582
Total	57,156	$82.72	57,156

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
10.1

Watts Water Technologies, Inc. Executive Severance Plan, as amended and restated as of February 8, 2018. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499).

10.2

Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499).

10.3

Form of Restricted Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499)

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

†     Filed herewith.

††   Furnished herewith.

*     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and October 1, 2017, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and October 1, 2017, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and October 1, 2017, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: November 5, 2018	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: November 5, 2018	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: November 5, 2018	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)