Form 10-Q
period 2019-03-31
WATTS WATER TECHNOLOGIES INC
filed 2019-05-03
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.10 per share	WTS	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2019
Class A Common Stock, $0.10 par value	27,692,316

Class B Common Stock, $0.10 par value	6,279,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170.2	$204.1
Trade accounts receivable, less allowance for doubtful accounts of $15.3 million at March 31, 2019 and $15.0 million at December 31, 2018	240.6	205.5
Inventories, net
Raw materials	95.2	87.4
Work in process	17.4	17.3
Finished goods	181.3	182.1
Total Inventories	293.9	286.8
Prepaid expenses and other current assets	25.2	24.9
Total Current Assets	729.9	721.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	539.2	537.4
Accumulated depreciation	(339.6)	(335.5)
Property, plant and equipment, net	199.6	201.9
OTHER ASSETS:
Goodwill	543.0	544.8
Intangible assets, net	161.0	165.2
Deferred income taxes	2.2	1.6
Other, net	47.7	18.9
TOTAL ASSETS	$1,683.4	$1,653.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111.5	$127.2
Accrued expenses and other liabilities	137.1	130.6
Accrued compensation and benefits	43.2	60.9
Current portion of long-term debt	30.0	30.0
Total Current Liabilities	321.8	348.7
LONG-TERM DEBT, NET OF CURRENT PORTION	341.1	323.4
DEFERRED INCOME TAXES	42.6	38.5
OTHER NONCURRENT LIABILITIES	72.8	51.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 80,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,710,297 shares at March 31, 2019 and 27,646,465 shares at December 31, 2018	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,279,290 shares at March 31, 2019 and 6,329,290 shares at December 31, 2018	0.6	0.6
Additional paid-in capital	576.6	568.3
Retained earnings	452.1	440.7
Accumulated other comprehensive loss	(127.0)	(121.1)
Total Stockholders’ Equity	905.1	891.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,683.4	$1,653.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 31,	April 1,
	2019	2018
Net sales	$388.7	$378.5
Cost of goods sold	224.5	221.8
GROSS PROFIT	164.2	156.7
Selling, general and administrative expenses	116.1	112.8
Restructuring	1.4	—
OPERATING INCOME	46.7	43.9
Other (income) expense:
Interest income	(0.1)	(0.4)
Interest expense	3.6	4.3
Other expense, net	0.5	0.7
Total other expense	4.0	4.6
INCOME BEFORE INCOME TAXES	42.7	39.3
Provision for income taxes	11.7	11.1
NET INCOME	$31.0	$28.2
Basic EPS
NET INCOME PER SHARE	$0.91	$0.82
Weighted average number of shares	34.2	34.3
Diluted EPS
NET INCOME PER SHARE	$0.91	$0.82
Weighted average number of shares	34.2	34.4
Dividends declared per share	$0.21	$0.19

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 31,	April 1,
	2019	2018
Net income	$31.0	$28.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4.6)	9.7
Cash flow hedges	(1.3)	2.8
Other comprehensive (loss) income	(5.9)	12.5
Comprehensive income	$25.1	$40.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	31.0	—	31.0
Other comprehensive income	—	—	—	—	—	—	(5.9)	(5.9)
Comprehensive income								25.1
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	9,881	—	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	—	—	4.6	—	—	4.6
Stock repurchase	(74,409)	—	—	—	—	(5.6)	—	(5.6)
Net change in restricted and performance stock units	78,360	—	—	—	3.1	(6.7)	—	(3.6)
Common stock dividends	—	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2019	27,710,297	$2.8	6,279,290	$0.6	$576.6	$452.1	$(127.0)	$905.1

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	27,724,192	$2.8	6,379,290	$0.6	$551.8	$372.9	$(99.1)	$829.0
Reporting Comprehensive Income change in accounting principle (ASU 2018-02)	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	28.2	—	28.2
Other comprehensive income	—	—	—	—	—	—	12.5	12.5
Comprehensive income								40.7
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	4,880	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2.7	—	—	2.7
Stock repurchase	(80,055)	—	—	—	—	(6.2)	—	(6.2)
Issuance of net shares of restricted Class A common stock	91,968	—	—	—	—	(1.9)	—	(1.9)
Net change in restricted and performance stock units	61,511	—	—	—	0.9	(2.0)	—	(1.1)
Common stock dividends	—	—	—	—	—	(6.7)	—	(6.7)
Balance at April 1, 2018	27,852,496	$2.8	6,329,290	$0.6	$555.4	$383.6	$(86.6)	855.8

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 31,	April 1,
	2019	2018
OPERATING ACTIVITIES
Net income	$31.0	$28.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7.5	7.1
Amortization of intangibles	3.9	5.6
Loss on disposal and impairment of property, plant and equipment and other	0.5	—
Stock-based compensation	4.6	2.7
Deferred income tax	4.5	(4.4)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(36.3)	(13.9)
Inventories	(7.8)	(19.7)
Prepaid expenses and other assets	0.2	(1.6)
Accounts payable, accrued expenses and other liabilities	(32.3)	(30.1)
Net cash used in operating activities	(24.2)	(26.1)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(6.9)	(7.3)
Business acquisitions, net of cash acquired and other	—	(1.5)
Net cash used in investing activities	(6.9)	(8.8)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	30.0	20.0
Payments of long-term debt	(12.5)	(70.6)
Payment of finance leases and other	(7.2)	(0.4)
Proceeds from share transactions under employee stock plans	0.6	—
Payments to repurchase common stock	(5.6)	(6.2)
Dividends	(7.3)	(6.7)
Net cash used in financing activities	(2.0)	(63.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	3.3
DECREASE IN CASH AND CASH EQUIVALENTS	(33.9)	(95.5)
Cash and cash equivalents at beginning of year	204.1	280.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170.2	$184.7
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$0.7
Cash paid, net of cash acquired	—	1.3
Liabilities assumed	$—	$(0.6)
Issuance of stock under management stock purchase plan	$1.2	$1.1
CASH PAID FOR:
Interest	$2.6	$4.0
Income taxes	$2.9	$7.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of March 31, 2019, the Consolidated Statements of Operations for the first quarters ended March 31, 2019 and April 1, 2018, the Consolidated Statements of Comprehensive Income for the first quarters ended March 31, 2019 and April 1, 2018, the Consolidated Statements of Stockholders’ Equity for the first quarters ended March 31, 2019 and April 1, 2018, and the Consolidated Statements of Cash Flows for the first quarters ended March 31, 2019 and April 1, 2018.

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the Company’s change in its accounting policy for Leases resulting from the adoption of ASC 842 described herein.

Leases

The Company has leases for the following classes of underlying assets: real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company determines if an arrangement qualifies as a lease at its inception. The Company, as the lessee, recognizes in the statement of financial position a liability to make lease payments and a right-of-use asset (“ROU”) representing the right to use the underlying asset for both finance and operating leases with a lease term longer than twelve months. The Company elected the short-term lease recognition exemption for all leases that qualify and does not recognize ROU assets or lease liabilities for short-term leases. The Company recognizes short-term lease payments on a straight-line basis over the lease term in the consolidated statement of operations. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective interest method.

Measuring the lease liability requires certain estimates and judgements. These estimates and judgments include how the Company determines 1) the discount rate it uses to discount the unpaid lease payments to present value; 2) lease term; and 3) lease payments.

•

The present value of lease payments is determined using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company uses the incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under a similar term. The Company’s incremental borrowing rate is determined by using a portfolio approach by geographic region, considering many factors, such as the Company’s specific credit risk, the amount of the lease payments, collateralized nature of the lease, both borrowing term and the lease term, and geographical economic considerations.

•

The lease term for all of the Company’s leases includes the fixed, noncancelable term of the lease plus (a) all periods, if any, covered by options to extend the lease if the Company is reasonably certain to exercise that option (b) all periods, if any, covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option (c) all periods, if any, covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain to exercise such option.

•	Lease payments included in the measurement of the lease liability include the following:
o

Fixed payments, including in-substance fixed payments, owed over the lease term (which includes termination penalties the Company would owe if the lease term assumes Company exercise of a termination option), less any lease incentives paid or payable to the Company;

o	Variable lease payments that depend on an index or rate initially measured using the index or rate at the commencement date;
o	Amounts expected to be payable under a Company-provided residual value guarantee;
o	The exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise that option; and
o	Fees paid by the Company to the owners of a special purpose entity for structuring the transaction.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for the lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in cost of goods sold or within selling, general and administrative expenses in the consolidated statements of operations, based on the primary use of the ROU asset.

For finance leases, the Company recognizes the amortization of the ROU asset on a straight-line basis from the lease commencement date to the earlier of the end of the useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized in depreciation in the consolidated statements of operations. The interest expense related to finance leases is recognized using the effective interest method and is included within interest expense.

Variable lease payments associated with the Company’s leases are recognized in the period when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs and are included in cost of goods sold or within selling, general and administrative expenses in the consolidated statements of operations, based on the primary use of the ROU asset.

ROU assets for operating and finance leases are periodically reduced by impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment- Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in a remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in the statement of operations.

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in the financial statements. This guidance permits hedge accounting for risk components in hedging relationships that involve nonfinancial risk, reduces complexity in hedging for fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedging ineffectiveness, and simplifies certain hedge effectiveness assessment requirements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016‑02 requires a lessee to recognize in the statement of financial position a liability to make lease payments an ROU asset representing the right to use the underlying asset for the lease term for both finance and operating leases with a term longer than twelve months. Topic 842 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11 “Targeted Improvements.” ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018 and all interim periods thereafter. Under ASC 842, leases are classified as finance or operating, with the classification determining the pattern and classification of expense recognition in the income statement.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company may choose to use either 1) the effective date of the standard or 2) the beginning of the earliest comparable period presented in the financial statements as the date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date of the standard as the date of the Company’s initial application. By electing this approach, the financial information and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company designed the necessary changes to its existing processes and configured all system requirements that were necessary to implement this new standard.

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

As a result of adopting ASC 842, the Company recorded operating ROU assets of $33.6 million and operating lease liabilities of $33.9 million as of January 1, 2019 on the consolidated balance sheet. The difference between the ROU assets and lease liabilities related to the impact of eliminating deferred and prepaid lease payments recognized under the previous lease accounting standard. The Company’s adoption of ASC 842 did not result in a change to the Company’s recognition of its existing finance leases as of January 1, 2019.  The adoption of the new lease accounting standard did not have a material impact on either the consolidated statement of operations or the consolidated statement of cash flows. However, ASU 2016-02 has significantly affected the Company’s disclosures about noncash activities related to leases. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the period ended March 31, 2019 as compared to prior years. See Note 4 to the consolidated financial statements.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $13.9 million and $13.2 million for the first quarters of 2019 and 2018, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $9.3 million and $8.5 million for the first quarters of 2019 and 2018, respectively.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the three months ended March 31, 2019
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$145.6	$79.5	$12.6	$237.7
OEM	20.8	36.0	0.5	57.3
Specialty	76.1	—	0.4	76.5
DIY	16.4	0.8	—	17.2
Total	$258.9	$116.3	$13.5	$388.7

	For the three months ended March 31, 2019
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$147.4	$45.4	$10.7	$203.5
HVAC and Gas Products	68.7	48.5	2.1	119.3
Drainage and Water Re-use Products	18.1	21.9	0.5	40.5
Water Quality Products	24.7	0.5	0.2	25.4
Total	$258.9	$116.3	$13.5	$388.7

	For the three months ended April 1, 2018
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$136.6	$82.7	$13.9	$233.2
OEM	19.1	39.5	0.5	59.1
Specialty	67.6	—	—	67.6
DIY	17.8	0.8	—	18.6
Total	$241.1	$123.0	$14.4	$378.5

	For the three months ended April 1, 2018
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$139.9	$47.2	$9.5	$196.6
HVAC and Gas Products	62.5	53.9	4.3	120.7
Drainage and Water Re-use Products	16.5	21.6	0.3	38.4
Water Quality Products	22.2	0.3	0.3	22.8
Total	$241.1	$123.0	$14.4	$378.5

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to represent the contract with a customer. The Company’s contracts with customers are generally for products only and typically do not include other performance obligations such as professional services, extended warranties, or other material rights. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected  not to assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment from the Company’s manufacturing site or distribution center, or delivery to the customer’s named location. In certain circumstances, revenue from shipments to retail customers is recognized only when the product is consumed by the customer, as based on the terms of the arrangement, transfer of control is not satisfied until that point in time. In determining whether control has transferred, the Company considers if there is a present right to payment, physical possession and legal title, along with risks and rewards of ownership having transferred to the customer. In certain circumstances, the Company manufactures customized product without alternative use for its customers. However, as these arrangements do not entitle the Company a right to payment of cost plus a profit for work completed, the Company has concluded that revenue recognition at the point in time control transfers is appropriate and not over time recognition.

At times, the Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by the guidance, revenues allocated to future shipments of partially completed contracts are not disclosed.

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2019	$1.0	$11.3	$2.7
Change in period	(0.7)	0.1	—
Balance - March 31, 2019	$0.3	$11.4	$2.7

Balance - January 1, 2018	$0.6	$11.3	$2.1
Change in period	1.1	0.2	0.3
Balance - April 1, 2018	$1.7	$11.5	$2.4

The amount of revenue recognized during the three months ended March 31, 2019 that was included in the opening contract liability balance was $3.3 million. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. The change in Contract Liabilities is not material for the three months ended March 31, 2019. There were no impairment losses related to Contract Assets for the three months ended March 31, 2019.

The Company incurs costs to obtain and fulfill a contract; however, the Company has elected to recognize all incremental costs to obtain a contract as an expense when incurred if the amortization period is one year or less. The Company has elected to treat shipping and handling activities performed after the customer has obtained control of the related goods as a fulfillment cost and the related cost is accrued for in conjunction with the recording of revenue for the goods.

4. Leases

The Company adopted ASC 842 effective January 1, 2019. The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which are comprised primarily of manufacturing facilities and warehouses, represent approximately 80% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases are comprised of fixed lease payments plus, for many of the Company’s leases, variable payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

Some of the Company’s lease agreements include Company options to either extend and/or early terminate the lease, the costs of which are included in the Company’s lease liability to the extent that such options are reasonably certain of being exercised. Renewal options are generally not included in the lease term for the Company’s existing leases because the Company is not reasonably certain to exercise these renewal options. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets the Company leases are not specialized in nature. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. The Company’s lease agreements generally do not include residual value guarantees.

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of March 31, 2019 were as follows:

March 31, 2019
(in millions)
Operating Leases (1)
Real Estate	$24.4
Automobile	3.3
Machinery and equipment	3.5
Total operating lease ROU Asset	$31.2

Finance Leases (2)
Real Estate	$14.5
Machinery and equipment	3.7
Less: Accumulated depreciation	(8.1)
Finance Leases, net	$10.1

(1)Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of March 31, 2019 was as follows:

	March 31, 2019
	Operating Leases	Finance Leases
	(in millions)
2019 (excluding the three months ended March 31, 2019)	$10.7	$1.7
2020	8.7	1.6
2021	4.6	0.5
2022	3.0	0.3
2023	2.3	—
Thereafter	4.4	—
Total undiscounted minimum lease payments	$33.7	$4.1
Less imputed interest	2.2	0.3
Total lease liabilities	$31.5	$3.8
Included in the consolidated balance sheet
Current lease liabilities (included in other current liabilities)	10.0	1.7
Non-Current lease liabilities (included in other non-current liabilities)	21.5	2.1
Total lease liabilities	$31.5	$3.8

The total lease cost was comprised of the following amounts:

March 31, 2019
(in millions)
Operating lease cost	$2.9
Amortization of finance lease right-out-use assets:	0.3
Variable lease cost	0.8
Total lease cost	$4.0

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

March 31, 2019
(in millions)
Operating cash flows from operating leases	$3.0
Financing cash flows from finance leases	0.4
Total cash paid for amounts included in the measurement of lease liabilities	3.4
Operating lease liabilities arising from obtaining right-of-use assets	0.3

The following summarizes additional information related to operating and finance leases:

	March 31, 2019
Weighted-average remaining lease term - finance leases	2.8	years
Weighted-average remaining lease term - operating leases	4.6	years
Weighted-average discount rate - finance leases	3.8%
Weighted-average discount rate - operating leases	3.1%

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	March 31, 2019
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	March 31,	January 1,	Loss During	March 31,	March 31,
	2019	Period	and Other	2019	2019	the Period	2019	2019
	(in millions)
Americas	$438.1	—	$0.1	$438.2	$(24.5)	—	$(24.5)	$413.7
Europe	243.7	—	(2.0)	241.7	(129.7)	—	(129.7)	112.0
APMEA	30.1	—	0.1	30.2	(12.9)	—	(12.9)	17.3
Total	$711.9	—	$(1.8)	$710.1	$(167.1)	—	$(167.1)	$543.0

	December 31, 2018
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2018	Period	and Other	2018	2018	the Period	2018	2018
	(in millions)
Americas	$437.4	$1.5	$(0.8)	$438.1	$(24.5)	$—	$(24.5)	$413.6
Europe	249.3	—	(5.6)	243.7	(129.7)	—	(129.7)	114.0
APMEA	30.9	—	(0.8)	30.1	(12.9)	—	(12.9)	17.2
Total	$717.6	$1.5	$(7.2)	$711.9	$(167.1)	$—	$(167.1)	$544.8

Intangible assets include the following:

	March 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.8)	$0.3	$16.1	$(15.8)	$0.3
Customer relationships	232.9	(149.3)	83.6	232.9	(146.9)	86.0
Technology	54.6	(28.3)	26.3	54.6	(27.3)	27.3
Trade names	26.1	(11.9)	14.2	26.1	(11.5)	14.6
Other	4.3	(3.6)	0.7	4.3	(3.5)	0.8
Total amortizable intangibles	334.0	(208.9)	125.1	334.0	(205.0)	129.0
Indefinite-lived intangible assets	35.9	—	35.9	36.2	—	36.2
	$369.9	$(208.9)	$161.0	$370.2	$(205.0)	$165.2

Aggregate amortization expense for amortized intangible assets for the first quarters of 2019 and 2018 was $3.9 million and $5.6 million, respectively.

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

In the third quarter of 2018, management initiated restructuring actions primarily associated with the European headquarters as well as cost savings initiatives at certain European manufacturing facilities.  These actions included reductions in force and other related costs within the Company’s Europe segment.  The total restructuring charges associated with the program were initially estimated to be approximately $5.0 million.  The Company increased its total expected pre-tax charges for the program to approximately $6.0 million as of March 31, 2019, primarily related to increased severance and other related costs.  Pre-tax restructuring charges of approximately $1.4 million were incurred for the three months ended March 31, 2019 relating to additional severance benefits and cost cutting actions, resulting in approximately $5.4 million of total program costs incurred to date.   The costs are expected to be fully incurred within the year ending December 31, 2019.  The restructuring reserve associated with these actions was approximately $3.0 million as of March 31, 2019, and primarily relates to severance benefits.

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

	March 31,	December 31,
	2019	2018
	(in millions)
Carrying amount	$372.5	$355.0
Estimated fair value	$373.1	$355.4

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at March 31, 2019 and December 31, 2018:

	Fair Value Measurement at March 31, 2019 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swaps (1)	$4.8	$—	$4.8	$—
Designated foreign currency hedge (1)	$0.2	$—	$0.2	$—
Total assets	$7.5	$2.5	$5.0	$—
Liabilities
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Redeemable financial instrument(3)	$2.8	$—	$—	$2.8
Total liabilities	$5.3	$2.5	$—	$2.8

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swaps (1)	$6.5	$—	$6.5	$—
Total assets	$9.1	$2.6	$6.5	$—
Liabilities
Plan liability for deferred compensation(2)	$2.6	$2.6	$—	$—
Redeemable financial instrument(3)	$2.8	$—	$—	$2.8
Total liabilities	$5.4	$2.6	$—	$2.8

(1)Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in other current liabilities and relates to a mandatorily redeemable equity instrument as part of the Apex Valves Limited (“Apex”) acquisition in 2015.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2018 to March 31, 2019.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	March 31,
	2018	Settlements	Purchases	adjustments	income	2019
	(in millions)
Redeemable financial instrument	$2.8	—	$—	—	$—	$2.8

On November 30, 2015, the Company acquired 80% of the outstanding shares of Apex Valves Limited (“Apex”). The aggregate purchase price was approximately $20.4 million and the Company recorded a long-term liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining

20% within three years of closing. The Company acquired an additional 10% ownership in the first quarter of 2017 for approximately $2.9 million and now owns 90% of Apex outstanding shares. The remaining liability is classified as Level 3 under the fair value hierarchy as it is based on the commitment to purchase the remaining 10% of Apex shares which is not observable in the market. In the fourth quarter of 2018 the Company executed an agreement to extend the exercise of the contractual call option, which it expects to settle by the end of 2019.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $50.0 million had been drawn as of March 31, 2019.  Both facilities mature on February 12, 2021.  For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021.  The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the three months ended March 31, 2019, a loss of $1.3 million was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge. For the three months ended April 1, 2018, a gain of $1.9 million was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian Dollar, the euro, and the Chinese Yuan. Since the first quarter of 2018, the Company has used a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian Dollar to U.S. Dollar, which hedge approximately 70% to 80% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. Beginning in the first quarter of 2019, the Company has used the similar layering methodology and entered into forward exchange contracts hedging U.S. Dollar to the Chinese Yuan, which hedge approximately 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of March 31, 2019, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815").  The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of March 31, 2019 for the Canadian Dollar to U.S. Dollar contracts and the U.S. Dollar to the Chinese Yuan contracts were $13.5 million and $13.2 million, respectively. The combined fair value of the Company’s designated foreign hedge contracts outstanding as of March 31, 2019 was $0.2 million. As of March 31, 2019, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months for both programs is a gain of $0.3 million.

8. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Three Months Ended March 31, 2019			For the Three Months Ended April 1, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$31.0	34.2	$0.91	$28.2	34.3	$0.82
Effect of dilutive securities:
Common stock equivalents		—			0.1
Diluted EPS:
Net income	$31.0	34.2	$0.91	$28.2	34.4	$0.82

There were no options to purchase Class A common stock outstanding during the three months ended March 31, 2019 or April 1, 2018 that would have been anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. Consistent with the July 27, 2015 stock repurchase program, the Company entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.  The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of March 31, 2019, there was approximately $6.2 million remaining authorized for share repurchases under the July 27, 2015 program. The Company had not made any share repurchases under the February 6, 2019 program as of March 31, 2019.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the July 27, 2015 program during the three months ended March 31, 2019 and April 1, 2018:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2019		April 1, 2018
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(amounts in millions, except share amount)
Total stock repurchased during the period:	74,409	$5.6	80,055	$6.2

9. Stock‑Based Compensation

The Company issued 89,053 and 105,902 shares of restricted stock and deferred shares during the first three months of 2019 and 2018, respectively.  The company grants these awards to key employees and stock awards to non‑employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to employees typically vest over a three-year period and awards to non‑employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan.  Performance stock units cliff vest at the end of a three-year performance period with the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, which may be adjusted with changes to the related expense recorded in the period of adjustment. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 82,898 and 94,215 performance stock units during the first three months of 2019 and 2018, respectively.

Under the Management Stock Purchase Plan (“MSPP”) the Company granted 36,670 restricted stock units (“RSUs”) and 36,208 RSUs during the first three months of 2019 and 2018, respectively.  The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black‑Scholes‑Merton Model, based on the following weighted average assumptions:

	2019	2018
Expected life (years)	3.0	3.0
Expected stock price volatility	23.3%	24.1%
Expected dividend yield	1.1%	1.0%
Risk-free interest rate	2.5%	2.4%

The risk‑free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield.

The above assumptions were used to determine the weighted average grant‑date fair value of RSUs granted of $22.16 and $21.80 in 2019 and 2018, respectively.

A more detailed description of each of these plans can be found in Note 14 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	First Quarter Ended
	2019	2018

Net Sales
Americas	$258.9	$241.1
Europe	116.3	123.0
APMEA	13.5	14.4
Consolidated net sales	$388.7	$378.5
Operating income
Americas	$43.1	$36.4
Europe	13.2	14.9
APMEA	1.3	1.4
Subtotal reportable segments	57.6	52.7
Corporate(*)	(10.9)	(8.8)
Consolidated operating income	46.7	43.9
Interest income	(0.1)	(0.4)
Interest expense	3.6	4.3
Other expense, net	0.5	0.7
Income before income taxes	$42.7	$39.3
Capital Expenditures
Americas	$3.9	$4.6
Europe	3.0	2.5
APMEA	—	0.2
Consolidated capital expenditures	$6.9	$7.3
Depreciation and Amortization
Americas	$7.1	$7.1
Europe	3.6	4.9
APMEA	0.7	0.7
Consolidated depreciation and amortization	$11.4	$12.7
Identifiable assets (at end of period)
Americas	$1,050.1	$1,001.9
Europe	524.9	548.2
APMEA	108.4	138.4
Consolidated identifiable assets	$1,683.4	$1,688.5
Property, plant and equipment, net (at end of period)
Americas	$114.3	$110.3
Europe	78.7	83.7
APMEA	6.6	7.1
Consolidated property, plant and equipment, net	$199.6	$201.1

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2018 consolidated financial statements included in its Annual Report on Form 10-K.

The U.S. property, plant and equipment of the Company’s Americas segment was $110.3 million and $106.2 million at March 31, 2019 and April 1, 2018, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	First Quarter Ended
	March 31,	April 1,
	2019	2018
	(in millions)
U.S. net sales	$243.5	$225.2

The following includes intersegment sales for Americas, Europe and APMEA:

	First Quarter Ended
	March 31,	April 1,
	2019	2018
	(in millions)
Intersegment Sales
Americas	$2.9	$2.6
Europe	3.6	3.4
APMEA	16.9	16.7
Intersegment sales	$23.4	$22.7

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss
	(in millions)

Balance December 31, 2018	$(126.3)	$5.2	$(121.1)
Change in period	(4.6)	(1.3)	(5.9)
Balance March 31, 2019	$(130.9)	$3.9	$(127.0)

Balance December 31, 2017	$(102.6)	$3.5	$(99.1)
Change in period	9.7	2.8	12.5
Balance April 01, 2018	$(92.9)	$6.3	$(86.6)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 7 for further details.

12. Debt

In February 2016, the Company entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of March 31, 2019, the Company had drawn $50.0 million on this line of credit. The Credit Agreement also provides for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $247.5 million of borrowings outstanding on the Term Loan Facility as of March 31, 2019 and $271.9 million outstanding as of April 1, 2018. The Company paid total installments on the Term Loan Facility of $7.5 million during the first three months of 2019. The interest rates as of March 31, 2019 on the Revolving Credit Facility and on the Term Loan Facility were 3.54% and 3.95%, respectively. The terms of Credit Agreement are further detailed in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $25.8 million as of March 31, 2019 and $25.7 million as of April 1, 2018. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

As of March 31, 2019, the Company had $424.2 million of unused and available credit under the Revolving Credit Facility and was in compliance with all covenants related to the Credit Agreement.

The Company is a party to a note agreement as further detailed in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of March 31, 2019, the Company was in compliance with all covenants regarding this note agreement.

13. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at March 31, 2019 are consistent with those discussed in Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.2 million pre‑tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) at the Site.  Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory, together with 43 other new Group members, to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. The Group currently has nearly 200 members. The Group brought suit in the United States District Court for the Southern District of Illinois seeking response costs from other potentially responsible parties in February 2018. To date, the Group has entered settlements with more than 600 defendants, and with several former Group members, for payment of response costs. On March 1, 2019, the Group’s claims against the remaining defendants were dismissed voluntarily, without prejudice, to allow the Group time to complete its reconstruction of computerized transaction records maintained by the former Site owner. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the RI/FS has not been completed to determine what remediation plan will be implemented and the costs of such plan; (ii) the total number of potentially responsible parties who may or may not agree to fund or perform any remediation has not yet been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to complete the RI/FS and implement a remediation plan acceptable to USEPA is uncertain.

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

We are a leading supplier of products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

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

Our innovation strategy is focused on differentiated products and solutions that will provide greater opportunity to distinguish ourselves in the marketplace. Conversely, we want to migrate away from commoditized products where we cannot add value.  Our goal is to be a solutions provider, not just a components supplier. We continually look for strategic opportunities to invest in new products, solutions and markets or divest existing product lines where necessary in order to meet this goal.

The Internet of Things “IoT” has allowed companies to transform components into smart and connected devices.  Over the last few years we have been building our smart and connected foundation by expanding our internal capabilities and making strategic acquisitions. In 2018, we began accelerating our efforts and product innovation initiatives related to our Smart and Connected strategy by investing in IoT architecture development, enhancing digital tools used by our customers, launching our new Watts’ website, and investing in several new smart and connected product development projects. In 2019, we are continuing to focus on these efforts and initiatives. Our strategy is to deliver superior customer value through smart and connected products and solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We intend to introduce products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

During the first quarter of 2019, sales increased 2.7%, or $10.2 million, compared to the first quarter of 2018. The increase included organic sales growth of 5.6%, or $21.2 million, primarily within the Americas segment and our European drains business. This was partially offset by a decrease from foreign exchange of 2.9% or $11.0 million primarily driven by a weaker euro. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $46.7 million increased by $2.8 million, or 6.4%, in the first quarter of 2019 as compared to the first quarter of 2018. This increase is primarily driven by price, volume, and savings from productivity initiatives, partially offset by higher general inflation including tariffs, investments in strategic growth initiatives and increased restructuring costs.

Results of Operations

First Quarter Ended March 31, 2019 Compared to First Quarter Ended April 1, 2018

Net Sales.  Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first quarters of 2019 and 2018 were as follows:

	First Quarter Ended		First Quarter Ended			% Change to
	March 31, 2019		April 1, 2018			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$258.9	66.6%	$241.1	63.7%	$17.8	4.7%
Europe	116.3	29.9	123.0	32.5	(6.7)	(1.8)
APMEA	13.5	3.5	14.4	3.8	(0.9)	(0.2)
Total	$388.7	100.0%	$378.5	100.0%	$10.2	2.7%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$18.6	$3.0	$(0.4)	$21.2	4.9%	0.8%	(0.1)%	5.6%	7.7%	2.5%	(3.1)%
Foreign exchange	(0.8)	(9.7)	(0.5)	(11.0)	(0.2)	(2.6)	(0.1)	(2.9)	(0.3)	(7.9)	(3.3)
Total	$17.8	$(6.7)	$(0.9)	$10.2	4.7%	(1.8)%	(0.2)%	2.7%	7.4%	(5.4)%	(6.4)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$9.7	$1.7	$(1.3)	$8.5	$18.6	7.1%	9.2%	(7.3)%	12.6%
Europe	3.5	(0.5)	—	—	3.0	4.2	(1.3)	6.7	—
APMEA	0.3	0.1	—	(0.8)	(0.4)	2.7	10.7	—	(68.8)
Total	$13.5	$1.3	$(1.3)	$7.7	$21.2

The increase in Americas organic net sales was primarily due to a combination of price and volume across our valve, drainage, and water quality products, which are sold through the Wholesale, OEM, and DIY channels. We also had higher volume and price in our heating and hot water products, which are sold through the specialty channel.

Organic net sales in Europe increased primarily due to higher volume and price. A portion of the higher volume was driven by our marine-based drains applications and valves sold through our wholesale channel. The decrease in OEM sales was primarily related to softer sales of our electronics products.

Organic net sales in APMEA decreased primarily due to softness within Korea and China, partially offset by increased sales in the Middle East and Africa and Australia.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Canadian dollar, and Chinese Yuan against the U.S. dollar in the first quarter of 2019. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit.  Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2019 and 2018 were as follows:

	First Quarter Ended
	March 31, 2019	April 1, 2018
	(dollars in millions)
Gross profit	$164.2	$156.7
Gross margin	42.2%	41.4%

Gross profit and gross margin percentage increased compared to the first quarter of 2018 due to price, volume, and savings from productivity initiatives, which were partially offset by higher general inflation costs including tariffs.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased $3.3 million, or 3.0%, in the first quarter of 2019 compared to the first quarter of 2018. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$6.1	5.4%
Foreign exchange	(2.8)	(2.4)
Total	$3.3	3.0%

The organic increase was primarily related to investments in strategic growth initiatives of $2.9 million, including investments in research and development for new products, commercial excellence, and technology and information systems. The organic increase was also due to higher variable costs related to increased sales totaling $1.8 million and inflation of $1.9 million primarily related to transportation costs. There was also an increase in stock compensation expense of $1.6 million due to a change to our 2004 Stock Incentive Plan to include a retirement vesting provision, as well as a change in the expected attainment of our performance goals related to our performance stock units. These increases were partially offset by a $1.6 million decrease in amortization costs for certain intangible assets that reached the end of their useful lives, as well as incremental European restructuring savings of $0.9 million compared to the first quarter of 2018. The decrease in foreign exchange was mainly due to the depreciation of the euro against the U.S. dollar.  Total SG&A expenses, as a percentage of sales, were 29.9% in the first quarter of 2019 compared to 29.8% in the first quarter of 2018.

Restructuring.  In the first quarter of 2019, we recorded a net charge of $1.4 million for additional severance benefits and cost cutting actions related to our European restructuring plan initiated in the third quarter of 2018. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Operating Income.  Operating income (loss) by segment for the first quarters of 2019 and 2018 was as follows:

				% Change to
				Consolidated
	First Quarter Ended			Operating
	March 31, 2019	April 1, 2018	Change	Income
	(dollars in millions)
Americas	$43.1	$36.4	$6.7	15.3%
Europe	13.2	14.9	(1.7)	(3.9)
APMEA	1.3	1.4	(0.1)	(0.2)
Corporate	(10.9)	(8.8)	(2.1)	(4.8)
Total	$46.7	$43.9	$2.8	6.4%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$6.7	$1.0	$—	$(2.1)	$5.6	15.3%	2.3%	—%	(4.8)%	12.8%	18.4%	6.7%	—%	(23.9)%
Foreign exchange	—	(1.3)	(0.1)	—	(1.4)	—	(3.0)	(0.2)	—	(3.2)	—	(8.7)	(7.1)	—
Restructuring, impairment charges	—	(1.4)	—	—	(1.4)	—	(3.2)	—	—	(3.2)	—	(9.4)	—	—
Total	$6.7	$(1.7)	$(0.1)	$(2.1)	$2.8	15.3%	(3.9)%	(0.2)%	(4.8)%	6.4%	18.4%	(11.4)%	(7.1)%	(23.9)%

Organic operating income increased by $5.6 million compared to the first quarter of 2018, mainly due to price, volume, savings from productivity initiatives, and operating savings from restructuring actions. This increase in operating income was partially offset by higher general inflation, including the impact of tariffs, and investments in strategic growth initiatives.

Interest Expense.  Interest expense decreased $0.7 million, or 16.3%, compared to the first quarter of 2018 due to a reduction in the principal balance of debt outstanding. As a result of the 2017 Tax Act we repatriated approximately $127 million of undistributed foreign earnings in 2018 and used the majority of that cash to reduce our outstanding debt. The impact of the lower outstanding principal balance was partially offset by increased interest rates in the first quarter of 2019 compared to the first quarter of 2018. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Other expense.  Other expense decreased $0.2 million compared to the first quarter of 2018. The decrease was primarily due to lower net foreign currency losses.

Income Taxes.    Our effective income tax rate decreased to 27.4% in the first quarter of 2019, from 28.2% in the first quarter of 2018. The lower rate is primarily related to the impact of foreign tax reserves in the first quarter of 2018.

Net Income.  Net income was $31.0 million, or $0.91 per common share, for the first quarter of 2019, compared to $28.2 million, or $0.82 per common share, for the first quarter of 2018. Results for the first quarter of 2019 include an after-tax charge of $1.0 million, or $0.03 per common share, for restructuring.

Liquidity and Capital Resources

We used $24.2 million of net cash in operating activities in the first quarter of 2019 as compared to $26.1 million of net cash used in operating activities in the first quarter of 2018. The decrease in cash used was primarily related to higher net income compared to the first quarter of 2018.

We used $6.9 million of net cash for investing activities compared to $8.8 million used in the first quarter of 2018. We used $0.4 million less cash for purchases of capital equipment in the first quarter of 2019 compared to the first quarter of 2018 and used $1.5 of cash for immaterial acquisitions in the first quarter of 2018. For the remainder of 2019, we expect to invest approximately $30 to $35 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $2.0 million of net cash from financing activities for the first quarter of 2019 primarily due to payments of long-term debt of $12.5 million, payment of dividends of $7.3 million, payments for finance leases and other activities of $7.2 million and payments to repurchase approximately 74,000 shares of Class A common stock at a cost of $5.6 million. This was partially offset by proceeds from additional draws on our line of credit of $30.0 million during the first quarter of 2019.

In February 2016, we entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five‑year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of March 31, 2019, we had drawn $50.0 million on this line of credit. The Credit Agreement also provides for a $300 million, five‑year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. We had $247.5 million of borrowings outstanding on the Term Loan Facility as of March 31, 2019. We paid total installments on the Term Loan Facility of $7.5 million during the first three months of 2019. We had $25.8 million of stand-by letters of credit outstanding and had $424.2 million of unused and available credit under the Revolving Credit Facility. As of March 31, 2019, we were in compliance with all covenants related to the Credit Agreement.

As of March 31, 2019, we held $170.2 million in cash and cash equivalents. Of this amount, $142.6 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlay, we can do so at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

Free cash outflow is a non-GAAP financial measure that does not represent cash used in operating activities in accordance with U.S. GAAP. Therefore it should not be considered an alternative to net cash used in operating activities as an indication of our performance. The cash conversion rate of free cash outflow to net income is also a measure of our performance in cash flow generation. We believe free cash outflow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash used in operating activities to free cash outflow is provided below:

	First Quarter Ended
	March 31,	April 1,
	2019	2018
	(in millions)
Net cash used in operating activities	$(24.2)	$(26.1)
Less: additions to property, plant, and equipment	(6.9)	(7.3)
Free cash outflow	$(31.1)	$(33.4)
Net income —as reported	$31.0	$28.2
Cash conversion rate of free cash outflow to net income	(100.3)%	(118.4)%

Our free cash outflow decreased in the first quarter of 2019 when compared to the free cash outflow for the first quarter of 2018 due to higher net income and lower capital expenditures in the first quarter of 2019.

Our net debt to capitalization ratio, a non‑GAAP financial measure used by management, at March 31, 2019 was 18.2% compared to 14.4% at December 31, 2018. The increase was driven by an increase in net debt outstanding at March 31, 2019 primarily additional drawdowns on our Revolving Credit Facility of $30.0 million partially offset by payments on long-term debt of $12.5 million. The increase was also related to a decrease in cash and cash equivalents of $33.9 million in the first quarter of 2019. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long‑term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 31,	December 31,
	2019	2018
	(in millions)
Current portion of long‑term debt	$30.0	$30.0
Plus: long-term debt, net of current portion	341.1	323.4
Less: cash and cash equivalents	(170.2)	(204.1)
Net debt	$200.9	$149.3

A reconciliation of capitalization is provided below:

	March 31,	December 31,
	2019	2018
	(in millions)
Net debt	$200.9	$149.3
Total stockholders’ equity	905.1	891.3
Capitalization	$1,106.0	$1,040.6
Net debt to capitalization ratio	18.2%	14.3%

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, inventory valuation, goodwill and other intangibles, product liability costs, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and requires application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our accounting policies are more fully described under the heading “Accounting Policies” in

Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 22, 2019, with the exception of the change in our lease accounting policy resulting from the adoption of ASC 842 as described in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. Beginning in the first quarter of 2018, we entered into forward exchange contracts which hedge approximately 70% to 80% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. Beginning in the first quarter of 2019, we entered into forward exchange contracts which hedge approximately 60% of the forecasted intercompany sales transactions between one of our Chinese and U.S. operating subsidiaries for the next twelve months. We will record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction occurs associated with the hedged forecasted transaction, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of March 31, 2019 was $0.2 million.

Under the Credit Agreement, we can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, our earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage our exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, we entered into two interest rate swaps. For each interest rate swap, we receive the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million.  Information about our long‑term debt including principal amounts and related interest rates appears in Note 7 of Notes to the Consolidated Financial Statements.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Management’s Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our leasing controls resulting from the adoption of ASC 842 as described in Note 2 in the Notes to Consolidated Financial Statements. Although the new leasing standard did not have a material impact on our consolidated statement of operations or our consolidated statement of cash flows, it did have a material impact on our consolidated balance sheet and disclosures.  We implemented changes to our processes related to lease accounting and the control activities within them. These included the development of new policies based on the requirements of ASC 842, including new training, new lease authorization requirements, ongoing contract review, certification requirements, system controls and review, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the three months ended March 31, 2019, other than as described in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, which risk factors are incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the three months ended March 31, 2019.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
January 1, 2019 – January 27, 2019	—	$—	—	—
January 28, 2019 – February 24, 2019	58,132	$79.96	—	—
February 25, 2019 - March 31, 2019	32,847	$81.94	—	—
Total	90,979	$80.95	—	—

The following table includes information with respect to repurchases of our Class A common stock during the first quarter ended March 31, 2019 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2019 – January 27, 2019	24,587	$68.42	24,587	$160,116,001
January 28, 2019 – February 24, 2019	21,293	$75.97	21,293	$158,498,429
February 25, 2019 - March 31, 2019	28,529	$79.74	28,529	$156,223,404
Total	74,409	$74.92	74,409

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

Item 6.     Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 001‑11499).
3.2	Amended and Restated By‑Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001‑ 11499).
10.1	Watts Water Technologies, Inc. Executive Officer Incentive Bonus Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2019 (File No. 001-11499).
10.2†	Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan.
10.3†	Form of 2019 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan.

Exhibit No.	Description
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

*     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and April 1, 2018, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and April 1, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and April 1, 2018, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and April 1, 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: May 3, 2019	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: May 3, 2019	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: May 3, 2019	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)