Form 10-Q
period 2019-06-30
WATTS WATER TECHNOLOGIES INC
filed 2019-08-01
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2019
Class A Common Stock, $0.10 par value	27,641,459

Class B Common Stock, $0.10 par value	6,279,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166.8	$204.1
Trade accounts receivable, less allowance for doubtful accounts of $14.9 million at June 30, 2019 and $15.0 million at December 31, 2018	254.2	205.5
Inventories, net
Raw materials	91.1	87.4
Work in process	18.1	17.3
Finished goods	174.1	182.1
Total Inventories	283.3	286.8
Prepaid expenses and other current assets	24.1	24.9
Total Current Assets	728.4	721.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	547.8	537.4
Accumulated depreciation	(346.9)	(335.5)
Property, plant and equipment, net	200.9	201.9
OTHER ASSETS:
Goodwill	544.2	544.8
Intangible assets, net	157.2	165.2
Deferred income taxes	2.6	1.6
Other, net	45.1	18.9
TOTAL ASSETS	$1,678.4	$1,653.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$115.4	$127.2
Accrued expenses and other liabilities	126.1	130.6
Accrued compensation and benefits	45.1	60.9
Current portion of long-term debt	105.0	30.0
Total Current Liabilities	391.6	348.7
LONG-TERM DEBT, NET OF CURRENT PORTION	238.8	323.4
DEFERRED INCOME TAXES	42.8	38.5
OTHER NONCURRENT LIABILITIES	71.0	51.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,657,544 shares at June 30, 2019 and 27,646,465 shares at December 31, 2018	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,279,290 shares at June 30, 2019 and 6,329,290 shares at December 31, 2018	0.6	0.6
Additional paid-in capital	581.1	568.3
Retained earnings	475.6	440.7
Accumulated other comprehensive loss	(125.9)	(121.1)
Total Stockholders’ Equity	934.2	891.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,678.4	$1,653.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Net sales	$416.8	$407.9	$805.5	$786.4
Cost of goods sold	242.2	238.5	466.7	460.3
GROSS PROFIT	174.6	169.4	338.8	326.1
Selling, general and administrative expenses	119.0	117.2	235.1	230.0
Restructuring	1.3	—	2.7	—
OPERATING INCOME	54.3	52.2	101.0	96.1
Other (income) expense:
Interest income	(0.1)	(0.1)	(0.2)	(0.5)
Interest expense	3.7	4.4	7.3	8.7
Other (income) expense, net	(0.1)	(1.8)	0.4	(1.1)
Total other expense	3.5	2.5	7.5	7.1
INCOME BEFORE INCOME TAXES	50.8	49.7	93.5	89.0
Provision for income taxes	14.4	13.7	26.1	24.8
NET INCOME	$36.4	$36.0	$67.4	$64.2
Basic EPS
NET INCOME PER SHARE	$1.06	$1.05	$1.97	$1.87
Weighted average number of shares	34.1	34.4	34.1	34.4
Diluted EPS
NET INCOME PER SHARE	$1.06	$1.05	$1.97	$1.87
Weighted average number of shares	34.2	34.4	34.2	34.4
Dividends declared per share	$0.23	$0.21	$0.44	$0.40

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Net income	$36.4	$36.0	$67.4	$64.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3.5	(26.6)	(1.1)	(16.9)
Cash flow hedges	(2.4)	1.0	(3.7)	3.8
Other comprehensive income (loss)	1.1	(25.6)	(4.8)	(13.1)
Comprehensive income	$37.5	$10.4	$62.6	$51.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	67.4	—	67.4
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Comprehensive income								62.6
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	15,787	—	—	—	0.8	—	—	0.8
Stock-based compensation	—	—	—	—	8.7	—	—	8.7
Stock repurchase	(130,397)	—	—	—	—	(10.3)	—	(10.3)
Net change in restricted and performance stock units	75,689	—	—	—	3.3	(7.0)	—	(3.7)
Common stock dividends	—	—	—	—	—	(15.2)	—	(15.2)
Balance at June 30, 2019	27,657,544	$2.8	6,279,290	$0.6	$581.1	$475.6	$(125.9)	$934.2

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 31, 2019	27,710,297	$2.8	6,279,290	$0.6	$576.6	$452.1	$(127.0)	$905.1
Net income	—	—	—	—	—	36.4	—	36.4
Other comprehensive income	—	—	—	—	—	—	1.1	1.1
Comprehensive income								37.5
Shares of Class A common stock issued upon the exercise of stock options	5,906	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	4.1	—	—	4.1
Stock repurchase	(55,988)	—	—	—	—	(4.7)	—	(4.7)
Net change in restricted and performance stock units	(2,671)	—	—	—	0.2	(0.3)	—	(0.1)
Common stock dividends	—	—	—	—	—	(7.9)	—	(7.9)
Balance at June 30, 2019	27,657,544	$2.8	6,279,290	$0.6	$581.1	$475.6	$(125.9)	$934.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2017	27,724,192	$2.8	6,379,290	$0.6	$551.8	$372.9	$(99.1)	$829.0
Reporting Comprehensive Income change in accounting principle (ASU 2018-02)	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	64.2	—	64.2
Other comprehensive loss	—	—	—	—	—	—	(13.1)	(13.1)
Comprehensive income								51.1
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	12,583	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6.3	—	—	6.3
Stock repurchase	(138,634)	—	—	—	—	(10.8)	—	(10.8)
Issuance of net shares of restricted Class A common stock	96,473	—	—	—	—	(2.2)	—	(2.2)
Net change in restricted and performance stock units	58,815	—	—	—	1.5	(2.1)	—	(0.6)
Common stock dividends	—	—	—	—	—	(13.9)	—	(13.9)
Balance at July 1, 2018	27,803,429	$2.8	6,329,290	$0.6	$559.6	$407.4	$(112.2)	858.2

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 2, 2018	27,852,496	$2.8	6,329,290	$0.6	$555.4	$383.6	$(86.6)	$855.8
Net income	—	—	—	—	—	36.0	—	36.0
Other comprehensive loss	—	—	—	—	—	—	(25.6)	(25.6)
Comprehensive income								10.4
Shares of Class A common stock issued upon the exercise of stock options	7,703	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3.6	—	—	3.6
Stock repurchase	(58,579)	—	—	—	—	(4.5)	—	(4.5)
Issuance of net shares of restricted Class A common stock	4,505	—	—	—	—	(0.3)	—	(0.3)
Net change in restricted and performance stock units	(2,696)	—	—	—	0.6	(0.2)	—	0.4
Common stock dividends	—	—	—	—	—	(7.2)	—	(7.2)
Balance at July 1, 2018	27,803,429	$2.8	6,329,290	$0.6	$559.6	$407.4	$(112.2)	858.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2019	2018
OPERATING ACTIVITIES
Net income	$67.4	$64.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15.0	14.3
Amortization of intangibles	7.8	10.7
Loss on disposal and impairment of property, plant and equipment and other	0.6	—
Stock-based compensation	8.7	6.3
Deferred income tax	4.5	(5.3)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(48.9)	(35.2)
Inventories	3.6	(27.4)
Prepaid expenses and other assets	(1.1)	(7.0)
Accounts payable, accrued expenses and other liabilities	(37.9)	(19.1)
Net cash provided by operating activities	19.7	1.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(14.3)	(15.2)
Net proceeds from the sale of assets, and other	—	0.2
Business acquisitions, net of cash acquired and other	—	(1.8)
Net cash used in investing activities	(14.3)	(16.8)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	40.0	45.0
Payments of long-term debt	(50.0)	(133.2)
Payments for tax withholdings on vested stock awards, finance leases and other	(7.8)	(5.2)
Proceeds from share transactions under employee stock plans	0.8	—
Payments to repurchase common stock	(10.3)	(10.8)
Dividends	(15.2)	(13.9)
Net cash used in financing activities	(42.5)	(118.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(4.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(37.3)	(137.6)
Cash and cash equivalents at beginning of year	204.1	280.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166.8	$142.6
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$—	$4.1
Cash paid, net of cash acquired	—	1.7
Liabilities assumed	$—	$2.4
Issuance of stock under management stock purchase plan	$1.3	$0.7
CASH PAID FOR:
Interest	$8.4	$9.8
Income taxes	$26.9	$35.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of June 30, 2019, the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and July 1, 2018, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and July 1, 2018, the Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and July 1, 2018, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and July 1, 2018.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the Company’s change in its accounting policy for Leases resulting from the adoption of ASC 842 as of January 1, 2019 described herein.

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

●	The present value of lease payments is determined using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company uses the incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under a similar term. The Company’s incremental borrowing rate is determined by using a portfolio approach by geographic region, considering many factors, such as the Company’s specific credit risk, the amount of the lease payments, collateralized nature of the lease, both borrowing term and the lease term, and geographical economic considerations.
●	The lease term for all of the Company’s leases includes the fixed, noncancelable term of the lease plus (a) all periods, if any, covered by options to extend the lease if the Company is reasonably certain to exercise that option, (b) all periods, if any, covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and (c) all periods, if any, covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain to exercise such option.
●	Lease payments included in the measurement of the lease liability include the following:
o	Fixed payments, including in-substance fixed payments, owed over the lease term (which includes termination penalties the Company would owe if the lease term assumes Company exercise of a termination option), less any lease incentives paid or payable to the Company;
o	Variable lease payments that depend on an index or rate initially measured using the index or rate at the commencement date;
o	Amounts expected to be payable under a Company-provided residual value guarantee;
o	The exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise that option; and
o	Fees paid by the Company to the owners of a special purpose entity for structuring the transaction.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and an ROU asset representing the right to use the underlying asset for the lease term for both finance and operating leases with a term longer than twelve months. Topic 842 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11 “Targeted Improvements.” ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under ASC 842, leases are classified as finance or operating, with the classification determining the pattern and classification of expense recognition in the income statement.

A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. The Company could choose to use either 1) the effective date of the standard or 2) the beginning of the earliest comparable period presented in the financial statements as the date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date of the standard as the date of the Company’s initial application. By electing this approach, the financial information and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company designed the necessary changes to its existing processes and configured all system requirements that were necessary to implement this new standard.

The new standard provides a number of optional practical expedients throughout the transition. The Company elected the “package of practical expedients,” which permitted the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases.

As a result of adopting ASC 842, the Company recorded operating ROU assets of $33.6 million and operating lease liabilities of $33.9 million as of January 1, 2019 on the consolidated balance sheet. The difference between the ROU assets and lease liabilities related to the impact of eliminating deferred and prepaid lease payments recognized under the previous lease accounting standard. The Company’s adoption of ASC 842 did not result in a change to the Company’s recognition of its existing finance leases as of January 1, 2019. The adoption of the new lease accounting standard did not have a material impact on either the consolidated statement of operations or the consolidated statement of cash flows. However, ASU 2016-02 has significantly affected the Company’s disclosures about noncash activities related to leases. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the period ended June 30, 2019 as compared to prior years. See Note 4 to the consolidated financial statements.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $14.6 million and $14.7 million for the second quarters of 2019 and 2018, respectively, and were $28.5 million and $27.9 million for the first six months of 2019 and 2018, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $9.5 million and $8.3 million for the second quarters of 2019 and 2018, respectively, and were $18.8 million and $16.8 million for the first six months of 2019 and 2018, respectively.

3. Revenue Recognition

The Company is a leading supplier of products that manage and conserve the flow of fluids and energy into, through and out of buildings in the residential and commercial markets of the Americas, Europe, and Asia-Pacific, Middle East, and Africa (“APMEA”). For over 140 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products, which are comprised of the following principal product lines:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.
●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.
●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the second quarter ended June 30, 2019				For the six months ended June 30, 2019
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$162.0	$75.2	$15.6	$252.8	$307.6	$154.7	$28.2	$490.5
OEM	21.9	37.4	0.3	59.6	42.7	73.4	0.9	117.0
Specialty	87.9	—	0.7	88.6	163.9	—	1.0	164.9
DIY	15.2	0.6	—	15.8	31.7	1.4	—	33.1
Total	$287.0	$113.2	$16.6	$416.8	$545.9	$229.5	$30.1	$805.5

	For the second quarter ended June 30, 2019				For the six months ended June 30, 2019
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$161.3	$43.6	$11.6	$216.5	$308.7	$89.1	$22.3	$420.1
HVAC and Gas Products	79.8	45.9	3.6	129.3	148.5	94.3	5.7	248.5
Drainage and Water Re-use Products	21.6	23.0	1.1	45.7	39.7	44.9	1.6	86.2
Water Quality Products	24.3	0.7	0.3	25.3	49.0	1.2	0.5	50.7
Total	$287.0	$113.2	$16.6	$416.8	$545.9	$229.5	$30.1	$805.5

	For the second quarter ended July 1, 2018				For the six months ended July 1, 2018
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$150.6	$78.5	$16.9	$246.0	$287.2	$161.2	$29.6	$478.0
OEM	20.1	37.9	0.3	58.3	39.2	77.4	0.8	117.4
Specialty	86.1	—	1.6	87.7	153.7	—	2.8	156.5
DIY	15.2	0.7	—	15.9	33.0	1.5	—	34.5
Total	$272.0	$117.1	$18.8	$407.9	$513.1	$240.1	$33.2	$786.4

	For the second quarter ended July 1, 2018				For the six months ended July 1, 2018
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$151.0	$44.7	$13.2	$208.9	$290.9	$92.0	$22.7	$405.6
HVAC and Gas Products	80.6	49.4	5.0	135.0	143.1	103.3	9.3	255.7
Drainage and Water Re-use Products	18.9	22.6	0.4	41.9	35.4	44.2	0.7	80.3
Water Quality Products	21.5	0.4	0.2	22.1	43.7	0.6	0.5	44.8
Total	$272.0	$117.1	$18.8	$407.9	$513.1	$240.1	$33.2	$786.4

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2019	$1.0	$11.3	$2.7
Change in period	(0.7)	0.1	—
Balance - March 31, 2019	$0.3	$11.4	$2.7
Change in period	(0.2)	0.7	0.1
Balance - June 30, 2019	$0.1	$12.1	$2.8

Balance - January 1, 2018	$0.6	$11.3	$2.1
Change in period	1.1	0.2	0.3
Balance - April 1, 2018	$1.7	$11.5	$2.4
Change in period	(0.3)	0.1	0.3
Balance - July 1, 2018	$1.4	$11.6	$2.7

The amount of revenue recognized during the three and six months ended June 30, 2019 that was included in the opening contract liability balance was $2.8 million and $6.1 million, respectively. The amount of revenue recognized during the three and six months ended July 1, 2018 that was included in the opening contract liability balance was $3.2 million and $6.1 million, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to Contract Assets for the three and six months ended June 30, 2019.

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

4. Leases

The Company adopted ASC 842 effective January 1, 2019. The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 80% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed lease payments plus, for many of the Company’s leases, variable payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of June 30, 2019 were as follows:

June 30, 2019
(in millions)
Operating Leases (1)
Real Estate	$22.6
Automobile	3.1
Machinery and equipment	3.2
Total operating lease ROU Asset	$28.9

Finance Leases (2)
Real Estate	$14.6
Machinery and equipment	4.1
Less: Accumulated depreciation	(8.1)
Finance Leases, net	$10.6
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of June 30, 2019 was as follows:

	June 30, 2019
	Operating Leases	Finance Leases
	(in millions)
2019 (excluding the six months ended June 30, 2019)	$5.3	$0.9
2020	9.6	1.8
2021	5.5	0.9
2022	3.3	0.6
2023	2.3	0.2
Thereafter	4.8	0.1
Total undiscounted minimum lease payments	$30.8	$4.5
Less imputed interest	1.9	0.3
Total lease liabilities	$28.9	$4.2
Included in the consolidated balance sheet
Current lease liabilities (included in other current liabilities)	9.6	1.8
Non-Current lease liabilities (included in other non-current liabilities)	19.3	2.4
Total lease liabilities	$28.9	$4.2

The total lease cost consisted of the following amounts:

	Second Quarter Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Operating lease cost	$3.0	$5.9
Amortization of finance lease right-of-use assets:	0.3	0.6
Interest on lease liabilities	0.1	0.1
Variable lease cost	0.7	1.5
Total lease cost	$4.1	$8.1

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

June 30, 2019
(in millions)
Operating cash flows from operating leases	$5.9
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.8
Total cash paid for amounts included in the measurement of lease liabilities	6.8
Finance lease liabilities arising from obtaining right-of-use assets	0.3
Operating lease liabilities arising from obtaining right-of-use assets	0.3

The following summarizes additional information related to operating and finance leases:

	June 30, 2019
Weighted-average remaining lease term - finance leases	2.8	years
Weighted-average remaining lease term - operating leases	4.2	years
Weighted-average discount rate - finance leases	3.8%
Weighted-average discount rate - operating leases	3.1%

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	June 30, 2019
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	June 30,	January 1,	Loss During	June 30,	June 30,
	2019	Period	and Other	2019	2019	the Period	2019	2019
	(in millions)
Americas	$438.1	—	$0.3	$438.4	$(24.5)	—	$(24.5)	$413.9
Europe	243.7	—	(0.7)	243.0	(129.7)	—	(129.7)	113.3
APMEA	30.1	—	(0.2)	29.9	(12.9)	—	(12.9)	17.0
Total	$711.9	—	$(0.6)	$711.3	$(167.1)	—	$(167.1)	$544.2

	December 31, 2018
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2018	Period	and Other	2018	2018	the Period	2018	2018
	(in millions)
Americas	$437.4	$1.5	$(0.8)	$438.1	$(24.5)	$—	$(24.5)	$413.6
Europe	249.3	—	(5.6)	243.7	(129.7)	—	(129.7)	114.0
APMEA	30.9	—	(0.8)	30.1	(12.9)	—	(12.9)	17.2
Total	$717.6	$1.5	$(7.2)	$711.9	$(167.1)	$—	$(167.1)	$544.8

Intangible assets include the following:

	June 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.8)	$0.3	$16.1	$(15.8)	$0.3
Customer relationships	232.9	(151.7)	81.2	232.9	(146.9)	86.0
Technology	54.6	(29.5)	25.1	54.6	(27.3)	27.3
Trade names	26.1	(12.3)	13.8	26.1	(11.5)	14.6
Other	4.3	(3.6)	0.7	4.3	(3.5)	0.8
Total amortizable intangibles	334.0	(212.9)	121.1	334.0	(205.0)	129.0
Indefinite-lived intangible assets	36.1	—	36.1	36.2	—	36.2
	$370.1	$(212.9)	$157.2	$370.2	$(205.0)	$165.2

Aggregate amortization expense for amortized intangible assets for the second quarters ended June 30, 2019 and July 1, 2018 was $3.9 million and $5.1 million, respectively, and for the first six months of 2019 and 2018 was $7.8 million and $10.7 million, respectively.

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

In the third quarter of 2018, management initiated restructuring actions primarily associated with the European headquarters as well as cost savings initiatives at certain European manufacturing facilities.  These actions included reductions in force and other related costs within the Company’s Europe segment.  The total restructuring charges associated with the program were initially estimated to be approximately $5.0 million. The Company increased its total expected pre-tax charges for the program to approximately $6.7 million as of June 30, 2019, primarily related to increased severance and other related costs. Pre-tax restructuring charges of approximately $1.3 million and $2.7 million were incurred for the three and six months ended June 30, 2019 relating to additional severance benefits and cost cutting actions, resulting in approximately $6.7 million of total program costs incurred to date. As of June 30, 2019, the costs associated with the 2018 actions had been fully incurred. Through June 30, 2019 the Company paid approximately $3.2 million of severance benefits and other related costs. The restructuring reserve associated with these actions was approximately $3.5 million as of June 30, 2019, and primarily relates to severance benefits.

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

	June 30,	December 31,
	2019	2018
	(in millions)
Carrying amount	$345.0	$355.0
Estimated fair value	$345.8	$355.4

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at June 30, 2019 and December 31, 2018:

	Fair Value Measurement at June 30, 2019 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.4	$2.4	$—	$—
Interest rate swaps (1)	$2.3	$—	$2.3	$—
Total assets	$4.7	$2.4	$2.3	$—
Liabilities
Plan liability for deferred compensation(2)	$2.4	$2.4	$—	$—
Redeemable financial instrument(3)	$2.8	$—	$—	$2.8
Designated foreign currency hedges (4)	$0.3	$—	$0.3	$—
Total liabilities	$5.5	$2.4	$0.3	$2.8

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swaps (1)	$6.5	$—	$6.5	$—
Total assets	$9.1	$2.6	$6.5	$—
Liabilities
Plan liability for deferred compensation(2)	$2.6	$2.6	$—	$—
Redeemable financial instrument(3)	$2.8	$—	$—	$2.8
Total liabilities	$5.4	$2.6	$—	$2.8
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)

Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities and relates to a mandatorily redeemable equity instrument as part of the Apex Valves Limited (“Apex”) acquisition in 2015.

(4)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

On November 30, 2015, the Company acquired 80% of the outstanding shares of Apex Valves Limited (“Apex”). The aggregate purchase price was $20.4 million and the Company recorded a long-term liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining 20% within three years of closing. The Company acquired an additional 10% ownership in the first quarter of 2017 for $2.9 million, increasing the Company’s ownership to 90% of Apex outstanding shares. In the fourth quarter of 2018 the Company executed an agreement to extend the exercise of the contractual call option. The remaining liability of $2.8 million as of June 30, 2019 and December 31, 2018, was classified as Level 3 under the fair value hierarchy as it was based on the commitment to purchase the remaining 10% of Apex shares which was not observable in the market. The purchase of the remaining 10% of Apex shares was completed in the third quarter of 2019.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $30.0 million had been drawn as of June 30, 2019. Both facilities mature on February 12, 2021. For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-

LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the second quarter and six months ended June 30, 2019, a loss of $1.9 million and $3.1 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge. For the second quarter and six months ended July 1, 2018, a gain of $0.5 million and $2.4 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. Since the first quarter of 2018, the Company has used a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge approximately 70% to 80% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. Beginning in the first quarter of 2019, the Company has used the similar layering methodology and entered into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge approximately 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of June 30, 2019, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of June 30, 2019 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $13.1 million and $8.9 million, respectively. The combined fair value of the Company’s designated foreign hedge contracts outstanding as of June 30, 2019 was a liability balance of $0.3 million. As of June 30, 2019, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months for both programs is a loss of $0.2 million.

8. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 30, 2019			For the Second Quarter Ended July 1, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$36.4	34.1	$1.06	$36.0	34.4	$1.05
Effect of dilutive securities:
Common stock equivalents		0.1			—
Diluted EPS:
Net income	$36.4	34.2	$1.06	$36.0	34.4	$1.05

	For the Six Months Ended June 30, 2019			For the Six Months Ended July 1, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$67.4	34.1	$1.97	$64.2	34.4	$1.87
Effect of dilutive securities:
Common stock equivalents		0.1			—
Diluted EPS:
Net income	$67.4	34.2	$1.97	$64.2	34.4	$1.87

There were no options to purchase Class A common stock outstanding during the second quarters and six months ended June 30, 2019 or July 1, 2018 that would have been anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. For both stock repurchase programs, the Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of June 30, 2019, there was approximately $1.5 million remaining authorized for share repurchases under the July 27, 2015 program. The Company had not made any share repurchases under the February 6, 2019 program as of June 30, 2019.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the July 27, 2015 program during the three and six months ended June 30, 2019 and July 1, 2018:

	For the Second Quarter Ended		For the Second Quarter Ended
	June 30, 2019		July 1, 2018
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(Amounts in millions, except share amount)
Total stock repurchased during the period:	55,988	$4.7	58,579	$4.5

	For the Six Months Ended		For the Six Months Ended
	June 30, 2019		July 1, 2018
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
(Amounts in millions, except share amount)
Total stock repurchased during the period:	130,397	$10.3	138,634	$10.8

9. Stock-Based Compensation

The Company issued 89,053 and 115,422 shares of restricted stock and deferred shares during the first six months of 2019 and 2018, respectively. The company grants these awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to employees typically vest over a three-year period and awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a three-year performance period with the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, which may be adjusted with changes to the related expense recorded in the period of adjustment. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 82,898 and 94,215 performance stock units during the first six months of 2019 and 2018, respectively.

Under the Management Stock Purchase Plan (“MSPP”) the Company granted 37,486 restricted stock units (“RSUs”) and 36,208 RSUs during the first six months of 2019 and 2018, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant.

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

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $22.16 and $21.80 in 2019 and 2018, respectively.

A more detailed description of each of these plans can be found in Note 14 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of its products. The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. See Note 3 for further detail on the product lines sold into by region. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 above and in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(in millions)
Net Sales
Americas	$287.0	$272.0	$545.9	$513.1
Europe	113.2	117.1	229.5	240.1
APMEA	16.6	18.8	30.1	33.2
Consolidated net sales	$416.8	$407.9	$805.5	$786.4
Operating income
Americas	$50.7	$46.7	$93.8	$83.1
Europe	12.8	12.9	26.0	27.8
APMEA	1.2	1.6	2.4	3.0
Subtotal reportable segments	64.7	61.2	122.2	113.9
Corporate(*)	(10.4)	(9.0)	(21.2)	(17.8)
Consolidated operating income	54.3	52.2	101.0	96.1
Interest income	(0.1)	(0.1)	(0.2)	(0.5)
Interest expense	3.7	4.4	7.3	8.7
Other (income) expense, net	(0.1)	(1.8)	0.4	(1.1)
Income before income taxes	$50.8	$49.7	$93.5	$89.0
Capital Expenditures
Americas	$3.6	$5.3	$7.5	$9.9
Europe	3.5	2.2	6.5	4.7
APMEA	0.3	0.4	0.3	0.6
Consolidated capital expenditures	$7.4	$7.9	$14.3	$15.2
Depreciation and Amortization
Americas	$7.2	$7.2	$14.3	$14.3
Europe	3.5	4.5	7.1	9.4
APMEA	0.7	0.6	1.4	1.3
Consolidated depreciation and amortization	$11.4	$12.3	$22.8	$25.0
Identifiable assets (at end of period)
Americas			$1,052.4	$1,027.3
Europe			516.3	510.1
APMEA			109.7	109.9
Consolidated identifiable assets			$1,678.4	$1,647.3
Property, plant and equipment, net (at end of period)
Americas			$114.0	$111.6
Europe			80.5	77.8
APMEA			6.4	6.8
Consolidated property, plant and equipment, net			$200.9	$196.2

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

The U.S. property, plant and equipment of the Company’s Americas segment was $109.9 million and $107.6 million at June 30, 2019 and July 1, 2018, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(in millions)
U.S. net sales	$269.4	$254.3	$512.9	$479.5

The following includes intersegment sales for Americas, Europe and APMEA:

	Second Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
	(in millions)
Intersegment Sales
Americas	$3.0	$3.4	$5.9	$6.0
Europe	4.2	3.5	7.9	6.9
APMEA	18.8	24.7	35.7	41.4
Intersegment sales	$26.0	$31.6	$49.5	$54.3

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss
	(in millions)

Balance December 31, 2018	$(126.3)	$5.2	$(121.1)
Change in period	(4.6)	(1.3)	(5.9)
Balance March 31, 2019	$(130.9)	$3.9	$(127.0)
Change in period	3.5	(2.4)	1.1
Balance June 30, 2019	$(127.4)	$1.5	$(125.9)

Balance December 31, 2017	$(102.6)	$3.5	$(99.1)
Change in period	9.7	2.8	12.5
Balance April 01, 2018	$(92.9)	$6.3	$(86.6)
Change in period	(26.6)	1.0	(25.6)
Balance July 01, 2018	$(119.5)	$7.3	$(112.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 7 for further details.

12. Debt

In February 2016, the Company entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of June 30, 2019, the Company had drawn $30.0 million on this line of credit. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $240.0 million of borrowings outstanding on the Term Loan Facility as of June 30, 2019 and $266.3 million outstanding as of July 1, 2018. The Company paid total installments on the Term Loan Facility of $15.0 million during the first six months of 2019. The interest rates as of June 30, 2019 on the Revolving Credit Facility and on the Term Loan Facility were 3.46% and 3.79%, respectively. The terms of Credit Agreement are further detailed in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $25.8 million as of June 30, 2019 and July 1, 2018. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

As of June 30, 2019, the Company had $444.2 million of unused and available credit under the Revolving Credit Facility and was in compliance with all covenants related to the Credit Agreement.

The Company is a party to a note agreement as further detailed in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of June 30, 2019, the Company was in compliance with all covenants regarding this note agreement.

13. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at June 30, 2019 are consistent with those discussed in Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of June 30, 2019, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.2 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco,

Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) at the Site.  Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory, together with 43 other new Group members, to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. The Group brought suit in the United States District Court for the Southern District of Illinois seeking response costs from other potentially responsible parties in February 2018. On March 1, 2019, the Group’s claims were dismissed voluntarily, without prejudice, to allow the Group time to complete its reconstruction of computerized transaction records maintained by the former Site owner. To date, the Group has entered settlements with more than 675 defendants, and with approximately 20 former Group members, for payment of response costs. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the RI/FS has not been completed to determine what remediation plan will be implemented and the costs of such plan; (ii) the total number of potentially responsible parties who may or may not agree to fund or perform any remediation has not yet been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to complete the RI/FS and implement a remediation plan acceptable to USEPA is uncertain.

14. Subsequent Events

On July 29, 2019, the Company declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on September 13, 2019 to stockholders of record on August 30, 2019.

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

We are a leading supplier of products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

● Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

● HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.

● Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

● Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for both commercial and residential applications.

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

The Internet of Things (“IoT”) has allowed companies to transform components into smart and connected devices.  Over the last few years we have been building our smart and connected foundation by expanding our internal capabilities and making strategic acquisitions. In 2018, we began accelerating our efforts and product innovation initiatives related to our Smart and Connected strategy by investing in IoT architecture development, enhancing digital tools used by our customers, launching our new Watts website, and investing in several new smart and connected product development projects. In 2019, we continue to focus on these efforts and initiatives. Our strategy is to deliver superior customer value through smart and connected products and solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We intend to introduce products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

During the second quarter of 2019, sales increased 2.2%, or $8.9 million, compared to the second quarter of 2018. The increase included organic sales growth of 4.3%, or $17.4 million, primarily within the Americas and Europe segments. This was partially offset by a decrease from foreign exchange of 2.1%, or $8.5 million, primarily driven by a weaker euro. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $54.3 million increased by $2.1 million, or 4.0%, in the second quarter of 2019 as compared to the second quarter of 2018. This increase is primarily driven by price and savings from productivity initiatives, partially offset by higher general inflation including tariffs, investments in strategic growth initiatives and increased restructuring costs.

Results of Operations

Second Quarter Ended June 30, 2019 Compared to Second Quarter Ended July 1, 2018

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the second quarters of 2019 and 2018 were as follows:

	Second Quarter Ended		Second Quarter Ended			% Change to
	June 30, 2019		July 1, 2018			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$287.0	68.9%	$272.0	66.7%	$15.0	3.7%
Europe	113.2	27.1	117.1	28.7	(3.9)	(1.0)
APMEA	16.6	4.0	18.8	4.6	(2.2)	(0.5)
Total	$416.8	100.0%	$407.9	100.0%	$8.9	2.2%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$15.6	$3.2	$(1.4)	$17.4	3.8%	0.8%	(0.3)%	4.3%	5.7%	2.8%	(7.6)%
Foreign exchange	(0.6)	(7.1)	(0.8)	(8.5)	(0.1)	(1.8)	(0.2)	(2.1)	(0.2)	(6.1)	(4.1)
Total	$15.0	$(3.9)	$(2.2)	$8.9	3.7%	(1.0)%	(0.5)%	2.2%	5.5%	(3.3)%	(11.7)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$11.9	$1.8	$0.1	$1.8	$15.6	7.9%	9.1%	0.7%	2.0%
Europe	1.4	1.8	—	—	3.2	0.9	4.9	—	—
APMEA	(0.6)	—	—	(0.8)	(1.4)	(3.7)	—	—	(54.1)
Total	$12.7	$3.6	$0.1	$1.0	$17.4

The increase in Americas organic net sales was primarily due to a combination of price across all of our product lines and volume within our valve, drainage, and water quality products, which are sold through each of our channels.

Organic net sales in Europe increased primarily due to price and higher volume. The increase in wholesale sales was driven by our drainage and valve products. The increase in OEM sales was mainly due to increases in certain HVAC products.

Organic net sales in APMEA decreased primarily due to softness within Korea, Australia, and the Middle East, partially offset by increased sales in China.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Chinese yuan, and Canadian dollar against the U.S. dollar in the second quarter of 2019. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2019 and 2018 were as follows:

	Second Quarter Ended
	June 30, 2019	July 1, 2018
	(dollars in millions)
Gross profit	$174.6	$169.4
Gross margin	41.9%	41.5%

Gross profit and gross margin percentage increased compared to the second quarter of 2018 due to price and savings from productivity initiatives, which were partially offset by higher general inflation costs, including tariffs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $1.8 million, or 1.6%, in the second quarter of 2019 compared to the second quarter of 2018. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$4.1	3.5%
Foreign exchange	(2.3)	(1.9)
Total	$1.8	1.6%

The organic increase was primarily related to investments in strategic growth initiatives of $2.8 million, including investments in research and development for new products, commercial excellence, and technology and information systems. The organic increase was also due to higher variable costs related to increased sales totaling $0.8 million and inflation of $1.3 million. There was also an increase in stock compensation expense of $0.6 million due to a change in the expected attainment of performance goals related to our performance stock units. These increases were partially offset by a $1.2 million decrease in amortization costs for certain intangible assets that reached the end of their useful lives, as well as incremental European restructuring savings of $0.8 million compared to the second quarter of 2018. The decrease in foreign exchange was mainly due to the depreciation of the euro against the U.S. dollar. Total SG&A expenses, as a percentage of sales, were 28.6% in the second quarter of 2019 compared to 28.7% in the second quarter of 2018.

Restructuring.  In the second quarter of 2019, we recorded a net charge of $1.3 million for additional severance benefits and cost cutting actions related to our European restructuring plan initiated in the third quarter of 2018. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the second quarters of 2019 and 2018 was as follows:

				% Change to
	Second Quarter Ended			Consolidated
	June 30,	July 1,		Operating
	2019	2018	Change	Income
	(dollars in millions)
Americas	$50.7	$46.7	$4.0	7.7%
Europe	12.8	12.9	(0.1)	(0.2)
APMEA	1.2	1.6	(0.4)	(0.8)
Corporate	(10.4)	(9.0)	(1.4)	(2.7)
Total	$54.3	$52.2	$2.1	4.0%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$4.1	$2.0	$(0.3)	$(1.4)	$4.4	7.9%	3.8%	(0.6)%	(2.7)%	8.4%	8.8%	15.5%	(18.8)%	(15.6)%
Foreign exchange	(0.1)	(0.8)	(0.1)	—	(1.0)	(0.2)	(1.5)	(0.2)	—	(1.9)	(0.2)	(6.2)	(6.3)	—
Restructuring, impairment charges	—	(1.3)	—	—	(1.3)	—	(2.5)	—	—	(2.5)	—	(10.1)	—	—
Total	$4.0	$(0.1)	$(0.4)	$(1.4)	$2.1	7.7%	(0.2)%	(0.8)%	(2.7)%	4.0%	8.6%	(0.8)%	(25.1)%	(15.6)%

Organic operating income increased by $4.4 million compared to the second quarter of 2018, mainly due to price and savings from productivity initiatives including savings from restructuring actions. This increase was partially offset by higher general inflation, including the impact of tariffs, and investments in strategic growth initiatives.

Interest Expense. Interest expense decreased $0.7 million, or 15.9%, compared to the second quarter of 2018 due to a reduction in the principal balance of debt outstanding. As a result of the 2017 Tax Act, we repatriated approximately $127 million of undistributed foreign earnings in 2018 and $30 million through June 30, 2019, and used the majority of that cash to reduce our outstanding debt. The impact of the lower outstanding principal balance was partially offset by increased interest rates in the second quarter of 2019 compared to the second quarter of 2018. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Other income. Other income decreased $1.7 million compared to the second quarter of 2018. The decrease was primarily due to lower net foreign currency gains.

Income Taxes. Our effective income tax rate increased to 28.3% in the second quarter of 2019, from 27.6% in the second quarter of 2018. The higher rate is primarily related to the impact of changes in the worldwide earnings mix.

Net Income. Net income was $36.4 million, or $1.06 per common share, for the second quarter of 2019, compared to $36.0 million, or $1.05 per common share, for the second quarter of 2018. Results for the second quarter of 2019 include an after-tax charge of $0.9 million, or $0.03 per common share, for restructuring.

Six Months Ended June 30, 2019 Compared to Six Months Ended July 1, 2018

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the first six months ended 2019 and 2018 were as follows:

	Six Months Ended		Six Months Ended			% Change to
	June 30, 2019		July 1, 2018			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$545.9	67.8%	$513.1	65.3%	$32.8	4.2%
Europe	229.5	28.5	240.1	30.5	(10.6)	(1.4)
APMEA	30.1	3.7	33.2	4.2	(3.1)	(0.4)
Total	$805.5	100.0%	$786.4	100.0%	$19.1	2.4%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$34.2	$6.2	$(1.9)	$38.5	4.4%	0.8%	(0.2)%	5.0%	6.7%	2.6%	(5.6)%
Foreign exchange	(1.4)	(16.8)	(1.2)	(19.4)	(0.2)	(2.2)	(0.2)	(2.6)	(0.3)	(7.0)	(3.7)
Total	$32.8	$(10.6)	$(3.1)	$19.1	4.2%	(1.4)%	(0.4)%	2.4%	6.4%	(4.4)%	(9.3)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$21.6	$3.6	$(1.2)	$10.2	$34.2	7.5%	9.1%	(3.7)%	6.7%
Europe	4.9	1.3	—	—	6.2	3.1	1.7	—	—
APMEA	(0.3)	0.1	—	(1.7)	(1.9)	(1.0)	10.6	—	(60.6)
Total	$26.2	$5.0	$(1.2)	$8.5	$38.5

The increase in Americas organic net sales was primarily due to a combination of price and volume across our valve, drainage, and water quality products, which are sold through each of our channels. We also had higher price and volume in our heating and hot water products, which are sold through the specialty channel.

Organic net sales in Europe increased primarily due to price and higher volume. The increase in wholesale sales was driven by our drainage and valve products. The increase in OEM sales was mainly due to increases in certain HVAC products.

Organic net sales in APMEA decreased primarily due to softness within Korea and Australia, partially offset by increased sales in China and the Middle East.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Chinese yuan, and Canadian dollar against the U.S. dollar in the first six months 2019. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2019 and 2018 were as follows:

	Six Months Ended
	June 30, 2019	July 1, 2018
	(dollars in millions)
Gross profit	$338.8	$326.1
Gross margin	42.1%	41.5%

Gross profit and gross margin percentage increased compared to the first six months of 2018 due to price, volume, and savings from productivity initiatives, which were partially offset by higher general inflation costs including tariffs.

Selling, General and Administrative Expenses. SG&A expenses for the first six months of 2019 increased $5.1 million, or 2.2%, compared to the first six months of 2018. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$10.1	4.4%
Foreign exchange	(5.0)	(2.2)
Total	$5.1	2.2%

The organic increase was primarily related to investments in strategic growth initiatives of $5.3 million, including investments in research and development for new products, commercial excellence, and technology and information systems. The organic increase was also due to higher variable costs related to increased sales totaling $2.5 million, inflation of $3.6 million and increased depreciation costs of $1.0 million. There was also an increase in stock compensation expense of $2.2 million due to a change to our 2004 Stock Incentive Plan to include a retirement vesting provision, as well as a change in the expected attainment of performance goals related to our performance stock units. These increases were partially offset by a $2.8 million decrease in amortization costs for certain intangible assets that reached the end of their useful lives, as well as incremental European restructuring savings of $1.7 million compared to the six months of 2018. The decrease in foreign exchange was mainly due to the depreciation of the euro against the U.S. dollar.  Total SG&A expenses, as a percentage of sales, were 29.2% in the first six months of 2019 and 2018.

Restructuring.  In the first six months of 2019, we recorded a net charge of $2.7 million for additional severance benefits and cost cutting actions related to our European restructuring plan initiated in the third quarter of 2018. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first six months of 2019 and 2018 was as follows:

				% Change to
	Six Months Ended			Consolidated
	June 30,	July 1,		Operating
	2019	2018	Change	Income
	(Dollars in millions)
Americas	$93.8	$83.1	$10.7	11.1%
Europe	26.0	27.8	(1.8)	(1.9)
APMEA	2.4	3.0	(0.6)	(0.6)
Corporate	(21.2)	(17.8)	(3.4)	(3.5)
Total	$101.0	$96.1	$4.9	5.1%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(Dollars in millions)
Organic	$10.8	$2.9	$(0.3)	$(3.4)	$10.0	11.2%	3.0%	(0.3)%	(3.5)%	10.4%	13.0%	10.4%	(10.0)%	(19.1)%
Foreign exchange	(0.1)	(2.0)	(0.3)	—	(2.4)	(0.1)	(2.1)	(0.3)	—	(2.5)	(0.1)	(7.2)	(10.0)	—
Restructuring	—	(2.7)	—	—	(2.7)	—	(2.8)	—	—	(2.8)	—	(9.7)	—	—
Total	$10.7	$(1.8)	$(0.6)	$(3.4)	$4.9	11.1%	(1.9)%	(0.6)%	(3.5)%	5.1%	12.9%	(6.5)%	(20.0)%	(19.1)%

Organic operating income increased by $10.0 million compared to the first six months of 2018, mainly due to price, volume, and savings from productivity initiatives, including savings from restructuring actions. This increase in operating income was partially offset by higher general inflation, including the impact of tariffs, investments in strategic growth initiatives, and restructuring charges.

Interest Expense.  Interest expense decreased $1.4 million, or 16.1%, in the first six months of 2019 as compared to the first six months of 2018 due to a reduction in the principal balance of debt outstanding. As a result of the 2017 Tax Act, we repatriated approximately $127 million of undistributed foreign earnings in 2018 and $30 million through June 30, 2019, and used the majority of that cash to reduce our outstanding debt. The impact of the lower outstanding principal balance was partially offset by increased interest rates in the first six months of 2019 compared to the first six months of 2018. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Other expense (income), net.  Other expense (income) decreased $1.5 million to a net other expense balance of $0.4 million compared to the first six months 2018. The decrease was primarily due to net foreign currency losses.

Income Taxes.  Our effective income tax rate was 27.9% in each of the first six months of 2019 and 2018.

Net Income. Net income was $67.4 million, or $1.97 per common share, for the first six months of 2019, compared to $64.2 million, or $1.87 per common share, for the first six months of 2018. Results for the first six months of 2019 include an after-tax charge of $1.9 million, or $0.06 per common share, for restructuring.

Liquidity and Capital Resources

We generated $19.7 million of net cash in operating activities in the first six months of 2019 as compared to $1.5 million of net cash provided by operating activities in the first six months of 2018. The increase was primarily related to inventory reductions and higher net income compared to the first six months of 2018. Additionally, in 2018 we made higher tax payments, including withholding taxes on repatriated cash.

We used $14.3 million of net cash for investing activities compared to $16.8 million used in the in the first six months of 2018. We used $0.9 million less cash for capital expenditures in the first six months of 2019 compared to the first six months of 2018 and used $1.8 million of cash for immaterial acquisitions in the first six months 2018. For the remainder of 2019, we expect to invest approximately $22 to $25 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $42.5 million of net cash from financing activities in the first six months of 2019 primarily through long-term debt repayments of $50.0 million, dividend payments of $15.2 million, payments for finance leases and tax withholding on vested stock awards totaling $7.8 million and share repurchases of approximately 130,000 shares of Class A common stock at a cost of $10.3 million. These cash outflows were partially offset by proceeds from additional draws on our line of credit totaling $40.0 million during the first six months of 2019.

In February 2016, we entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of June 30, 2019, we had drawn $30.0 million against the Revolving Credit Facility. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. We had $240.0 million of borrowings outstanding on the Term Loan Facility as of June 30, 2019. We paid total installments on the Term Loan Facility of $15.0 million during the first six months of 2019. We had $25.8 million of stand-by letters of credit outstanding and had $444.2 million of unused and available credit under the Revolving Credit Facility. As of June 30, 2019, we were in compliance with all covenants related to the Credit Agreement.

As of June 30, 2019, we held $166.8 million in cash and cash equivalents. Of this amount, $130.0 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlay, we can do so at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

Non-GAAP Financial Measures

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

Free cash flow (outflow) is a non-GAAP financial measure that does not represent cash used in operating activities in accordance with U.S. GAAP. Therefore it should not be considered an alternative to net cash used in operating activities as an indication of our performance. The cash conversion rate of free cash flow (outflow) to net income is also a measure of our performance in cash flow generation. We believe free cash flow (outflow) to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash provided by operating activities to free cash flow (outflow) is provided below:

	Second Quarter Ended
	June 30,	July 1,
	2019	2018
	(in millions)
Net cash used in operating activities	$19.7	$1.5
Less: additions to property, plant, and equipment	(14.3)	(15.2)
Free cash flow (outflow)	$5.4	$(13.7)
Net income —as reported	$67.4	$64.2
Cash conversion rate of free cash flow (outflow) to net income	8.0%	(21.3)%

Our free cash flow increased during the first half of 2019 when compared to the first half of 2018 primarily from inventory reductions, higher net income, and lower capital expenditures in 2019. Additionally, in 2018 we made higher tax payments, including withholding taxes on repatriated cash.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at June 30, 2019 was 15.9% compared to 14.3% at December 31, 2018. The increase was driven by an increase in net debt outstanding at June 30, 2019 primarily due to a decrease in cash and cash equivalents compared to December 31, 2018 of $37.3 million, partially offset by an overall decrease in debt during the first six months of 2019 of $10.0 million. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 30,	December 31,
	2019	2018
	(in millions)
Current portion of long‑term debt	$105.0	$30.0
Plus: long-term debt, net of current portion	238.8	323.4
Less: cash and cash equivalents	(166.8)	(204.1)
Net debt	$177.0	$149.3

A reconciliation of capitalization is provided below:

	June 30,	December 31,
	2019	2018
	(in millions)
Net debt	$177.0	$149.3
Total stockholders’ equity	934.2	891.3
Capitalization	$1,111.2	$1,040.6
Net debt to capitalization ratio	15.9%	14.3%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. Beginning in the first quarter of 2018, we entered into forward exchange contracts which hedge approximately 70% to 80% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. Beginning in the first quarter of 2019, we entered into forward exchange contracts which hedge approximately 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction occurs associated with the hedged forecasted transaction, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of June 30, 2019 was a liability balance of $0.3 million.

Under the Credit Agreement, we can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, our earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage our exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, we entered into two interest rate swaps. For each interest rate swap, we receive the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. Information about our long-term debt including principal amounts and related interest rates appears in Note 7 of Notes to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our leasing controls resulting from the adoption of ASC 842 as described in Note 2 in the Notes to Consolidated Financial Statements. Although the new leasing standard did not have a material impact on our consolidated statement of operations or our consolidated statement of cash flows, it did have a material impact on our consolidated balance sheet and disclosures. We implemented changes to our processes related to lease accounting and the control activities within them. These included the development of new policies based on the requirements of ASC 842, including new training, new lease authorization requirements, ongoing contract review, certification requirements, system controls and review, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 30, 2019, other than as described in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the second quarter ended June 30, 2019.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
April 1, 2019 – April 28, 2019	293	$88.08	—	—
April 29, 2019 – May 26, 2019	494	$84.38	—	—
May 27, 2019 - June 30, 2019	—	$—	—	—
Total	787	$85.76	—	—

The following table includes information with respect to repurchases of our Class A common stock during the second quarter ended June 30, 2019 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
April 1, 2019 – April 28, 2019	17,453	$83.13	17,453	$154,772,589
April 29, 2019 – May 26, 2019	17,415	$84.30	17,415	$153,304,514
May 27, 2019 - June 30, 2019	21,120	$86.77	21,120	$151,471,924
Total	55,988	$84.87	55,988
(1)	On July 27, 2015, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions.

Item 6.    Exhibits

Exhibit No.	Description
3.1†	Restated Certificate of Incorporation, as amended.
3.2	Amended and Restated ByLaws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001 11499).
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a14(a) or Rule 15d14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a14(a) or Rule 15d14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

†     Filed herewith.

††   Furnished herewith.

*     Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Second Quarters and Six Months Ended June 30, 2019 and July 1, 2018, (iii) Consolidated Statements of Comprehensive Income for the Second Quarters and Six Months Ended June 30, 2019 and July 1, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Second Quarters and Six Months Ended June 30, 2019 and July 1, 2018, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and July 1, 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: August 1, 2019	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 1, 2019	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: August 1, 2019	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)