Form 10-Q
period 2019-09-29
WATTS WATER TECHNOLOGIES INC
filed 2019-10-31
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2019
Class A Common Stock, $0.10 par value	27,602,056

Class B Common Stock, $0.10 par value	6,279,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 29,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173.7	$204.1
Trade accounts receivable, less allowance for doubtful accounts of $14.6 million at September 29, 2019 and $15.0 million at December 31, 2018	238.6	205.5
Inventories, net
Raw materials	88.2	87.4
Work in process	17.1	17.3
Finished goods	173.9	182.1
Total Inventories	279.2	286.8
Prepaid expenses and other current assets	22.6	24.9
Total Current Assets	714.1	721.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	542.0	537.4
Accumulated depreciation	(346.2)	(335.5)
Property, plant and equipment, net	195.8	201.9
OTHER ASSETS:
Goodwill	577.3	544.8
Intangible assets, net	154.2	165.2
Deferred income taxes	2.4	1.6
Other, net	52.5	18.9
TOTAL ASSETS	$1,696.3	$1,653.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103.4	$127.2
Accrued expenses and other liabilities	135.5	130.6
Accrued compensation and benefits	52.6	60.9
Current portion of long-term debt	105.0	30.0
Total Current Liabilities	396.5	348.7
LONG-TERM DEBT, NET OF CURRENT PORTION	238.5	323.4
DEFERRED INCOME TAXES	38.5	38.5
OTHER NONCURRENT LIABILITIES	80.8	51.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,617,045 shares at September 29, 2019 and 27,646,465 shares at December 31, 2018	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,279,290 shares at September 29, 2019 and 6,329,290 shares at December 31, 2018	0.6	0.6
Additional paid-in capital	585.9	568.3
Retained earnings	494.9	440.7
Accumulated other comprehensive loss	(142.2)	(121.1)
Total Stockholders’ Equity	942.0	891.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,696.3	$1,653.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Net sales	$394.7	$390.9	$1,200.2	$1,177.3
Cost of goods sold	226.1	226.4	692.8	686.7
GROSS PROFIT	168.6	164.5	507.4	490.6
Selling, general and administrative expenses	119.8	114.2	354.9	344.2
Restructuring	—	3.4	2.7	3.4
OPERATING INCOME	48.8	46.9	149.8	143.0
Other (income) expense:
Interest income	(0.1)	(0.1)	(0.3)	(0.6)
Interest expense	3.5	3.9	10.8	12.6
Other income	(0.8)	(0.9)	(0.4)	(2.0)
Total other expense	2.6	2.9	10.1	10.0
INCOME BEFORE INCOME TAXES	46.2	44.0	139.7	133.0
Provision for income taxes	13.9	12.5	40.0	37.3
NET INCOME	$32.3	$31.5	$99.7	$95.7
Basic EPS
NET INCOME PER SHARE	$0.95	$0.92	$2.92	$2.79
Weighted average number of shares	34.0	34.3	34.1	34.3
Diluted EPS
NET INCOME PER SHARE	$0.94	$0.92	$2.91	$2.78
Weighted average number of shares	34.2	34.4	34.2	34.4
Dividends declared per share	$0.23	$0.21	$0.67	$0.61

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Net income	$32.3	$31.5	$99.7	$95.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15.8)	2.5	(16.9)	(14.4)
Cash flow hedges	(0.5)	(0.1)	(4.2)	3.7
Other comprehensive (loss) income	(16.3)	2.4	(21.1)	(10.7)
Comprehensive income	$16.0	$33.9	$78.6	$85.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	99.7	—	99.7
Other comprehensive loss	—	—	—	—	—	—	(21.1)	(21.1)
Comprehensive income								78.6
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	19,155	—	—	—	1.0	—	—	1.0
Stock-based compensation	—	—	—	—	13.3	—	—	13.3
Stock repurchase	(178,340)	—	—	—	—	(14.8)	—	(14.8)
Net change in restricted and performance stock units	79,765	—	—	—	3.3	(7.1)	—	(3.8)
Common stock dividends	—	—	—	—	—	(23.6)	—	(23.6)
Balance at September 29, 2019	27,617,045	$2.8	6,279,290	$0.6	$585.9	$494.9	$(142.2)	$942.0

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2019	27,657,544	$2.8	6,279,290	$0.6	$581.1	$475.6	$(125.9)	$934.2
Net income	—	—	—	—	—	32.3	—	32.3
Other comprehensive loss	—	—	—	—	—	—	(16.3)	(16.3)
Comprehensive income								16.0
Shares of Class A common stock issued upon the exercise of stock options	3,368	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	4.6	—	—	4.6
Stock repurchase	(47,943)	—	—	—	—	(4.5)	—	(4.5)
Net change in restricted and performance stock units	4,076	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(8.4)	—	(8.4)
Balance at September 29, 2019	27,617,045	$2.8	6,279,290	$0.6	$585.9	$494.9	$(142.2)	$942.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2017	27,724,192	$2.8	6,379,290	$0.6	$551.8	$372.9	$(99.1)	$829.0
Reporting Comprehensive Income change in accounting principle (ASU 2018-02)	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	95.7	—	95.7
Other comprehensive loss	—	—	—	—	—	—	(10.7)	(10.7)
Comprehensive income								85.0
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	37,632	—	—	—	2.1	—	—	2.1
Stock-based compensation	—	—	—	—	10.0	—	—	10.0
Stock repurchase	(195,790)	—	—	—	—	(15.5)	—	(15.5)
Issuance of net shares of restricted Class A common stock	114,461	—	—	—	—	(3.1)	—	(3.1)
Net change in restricted and performance stock units	50,932	—	—	—	0.6	(2.1)	—	(1.5)
Common stock dividends	—	—	—	—	—	(21.1)	—	(21.1)
Balance at September 30, 2018	27,781,427	$2.8	6,329,290	$0.6	$564.5	$426.1	$(109.8)	884.2

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2018	27,803,429	$2.8	6,329,290	$0.6	$559.6	$407.4	$(112.2)	$858.2
Net income	—	—	—	—	—	31.5	—	31.5
Other comprehensive income	—	—	—	—	—	—	2.4	2.4
Comprehensive income								33.9
Shares of Class A common stock issued upon the exercise of stock options	25,049	—	—	—	2.1	—	—	2.1
Stock-based compensation	—	—	—	—	3.7	—	—	3.7
Stock repurchase	(57,156)	—	—	—	—	(4.7)	—	(4.7)
Issuance of net shares of restricted Class A common stock	17,988	—	—	—	—	(0.9)	—	(0.9)
Net change in restricted and performance stock units	(7,883)	—	—	—	(0.9)	—	—	(0.9)
Common stock dividends	—	—	—	—	—	(7.2)	—	(7.2)
Balance at September 30, 2018	27,781,427	$2.8	6,329,290	$0.6	$564.5	$426.1	$(109.8)	884.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$99.7	$95.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.7	21.5
Amortization of intangibles	11.6	15.2
Loss (gain) on disposal and impairment of property, plant and equipment and other	0.7	(0.1)
Stock-based compensation	13.3	10.0
Deferred income tax	2.0	(4.0)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(36.5)	(17.4)
Inventories	5.1	(35.4)
Prepaid expenses and other assets	0.2	(4.9)
Accounts payable, accrued expenses and other liabilities	(23.9)	(14.0)
Net cash provided by operating activities	94.9	66.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(19.1)	(24.1)
Proceeds from the sale of property, plant and equipment	0.1	0.1
Net proceeds from the sale of assets, and other	—	0.2
Business acquisitions, net of cash acquired and other	(42.7)	(2.2)
Net cash used in investing activities	(61.7)	(26.0)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	82.0	50.0
Payments of long-term debt	(92.5)	(168.9)
Payments for tax withholdings on vested stock awards, finance leases and other	(11.1)	(6.4)
Proceeds from share transactions under employee stock plans	1.0	2.1
Payments to repurchase common stock	(14.8)	(15.5)
Dividends	(23.6)	(21.1)
Net cash used in financing activities	(59.0)	(159.8)
Effect of exchange rate changes on cash and cash equivalents	(4.6)	(4.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(30.4)	(123.4)
Cash and cash equivalents at beginning of year	204.1	280.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173.7	$156.8
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$43.3	$4.1
Cash paid, net of cash acquired	42.7	1.7
Liabilities assumed	$0.6	$2.4
Issuance of stock under management stock purchase plan	$1.6	$1.5
CASH PAID FOR:
Interest	$12.0	$13.6
Income taxes	$38.9	$49.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 29, 2019, the Consolidated Statements of Operations for the third quarters and nine months ended September 29, 2019 and September 30, 2018, the Consolidated Statements of Comprehensive Income for the third quarters and nine months ended September 29, 2019 and September 30, 2018, the Consolidated Statements of Stockholders’ Equity for the third quarters and nine months ended September 29, 2019 and September 30, 2018, and the Consolidated Statements of Cash Flows for the nine months ended September 29, 2019 and September 30, 2018.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the third quarter and nine months ended September 29, 2019 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the Company’s change in its accounting policy for Leases resulting from the adoption of ASC 842 as of January 1, 2019 described herein.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as operating leases and is subsequently measured at amortized cost using the effective interest method.

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

Recently Adopted Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12 “Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in the financial statements. This guidance permits hedge accounting for risk components in hedging relationships that involve nonfinancial risk, reduces complexity in hedging for fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedging ineffectiveness, and simplifies certain hedge effectiveness assessment requirements. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s financial statements.

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

However, ASU 2016-02 has significantly affected the Company’s disclosures about noncash activities related to leases. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the period ended September 29, 2019 as compared to prior years. See Note 4 to the consolidated financial statements.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $14.5 million and $14.2 million for the third quarters of 2019 and 2018, respectively, and were $43.0 million and $42.1 million for the first nine months of 2019 and 2018, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $9.8 million and $8.7 million for the third quarters of 2019 and 2018, respectively, and were $28.6 million and $25.5 million for the first nine months of 2019 and 2018, respectively.

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products, which are comprised of the following principal product lines:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.
●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.
●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the third quarter ended September 29, 2019				For the nine months ended September 29, 2019
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$152.1	$72.2	$15.0	$239.3	$459.8	$226.9	$43.2	$729.9
OEM	20.0	35.1	0.4	55.5	62.7	108.5	1.2	172.4
Specialty	83.6	—	1.1	84.7	247.5	—	2.2	249.7
DIY	14.6	0.6	—	15.2	46.2	2.0	—	48.2
Total	$270.3	$107.9	$16.5	$394.7	$816.2	$337.4	$46.6	$1,200.2

	For the third quarter ended September 29, 2019				For the nine months ended September 29, 2019
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$151.0	$41.1	$10.6	$202.7	$459.7	$130.1	$32.9	$622.7
HVAC and Gas Products	73.4	44.7	4.4	122.5	221.9	139.0	10.0	370.9
Drainage and Water Re-use Products	20.7	21.5	1.3	43.5	60.4	66.4	3.0	129.8
Water Quality Products	25.2	0.6	0.2	26.0	74.2	1.9	0.7	76.8
Total	$270.3	$107.9	$16.5	$394.7	$816.2	$337.4	$46.6	$1,200.2

	For the third quarter ended September 30, 2018				For the nine months ended September 30, 2018
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$146.7	$73.5	$14.8	$235.0	$433.9	$234.7	$44.4	$713.0
OEM	19.4	37.5	0.3	57.2	58.6	114.9	1.1	174.6
Specialty	82.7	—	1.5	84.2	236.4	—	4.3	240.7
DIY	13.9	0.6	—	14.5	46.9	2.1	—	49.0
Total	$262.7	$111.6	$16.6	$390.9	$775.8	$351.7	$49.8	$1,177.3

	For the third quarter ended September 30, 2018				For the nine months ended September 30, 2018
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$144.4	$40.2	$11.2	$195.8	$435.3	$132.2	$33.8	$601.3
HVAC and Gas Products	77.1	49.4	4.3	130.8	220.2	152.7	13.6	386.5
Drainage and Water Re-use Products	19.8	21.7	0.7	42.2	55.2	65.9	1.4	122.5
Water Quality Products	21.4	0.3	0.4	22.1	65.1	0.9	1.0	67.0
Total	$262.7	$111.6	$16.6	$390.9	$775.8	$351.7	$49.8	$1,177.3

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2019	$1.0	$11.3	$2.7
Change in period	(0.7)	0.1	—
Balance - March 31, 2019	$0.3	$11.4	$2.7
Change in period	(0.2)	0.7	0.1
Balance - June 30, 2019	$0.1	$12.1	$2.8
Change in period	—	(0.3)	0.2
Balance - September 29, 2019	$0.1	$11.8	$3.0

Balance - January 1, 2018	$0.6	$11.3	$2.1
Change in period	1.1	0.2	0.3
Balance - April 1, 2018	$1.7	$11.5	$2.4
Change in period	(0.3)	0.1	0.3
Balance - July 1, 2018	$1.4	$11.6	$2.7
Change in period	0.4	(0.4)	—
Balance - September 30, 2018	$1.8	$11.2	$2.7

The amount of revenue recognized during the third quarter and nine months ended September 29, 2019 that was included in the opening contract liability balance was $3.1 million and $9.2 million, respectively. The amount of revenue recognized during the third quarter and nine months ended September 30, 2018 that was included in the opening contract liability balance was $5.4 million and $11.5 million, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to Contract Assets for the third quarter and nine months ended September 29, 2019.

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

4. Leases

The Company adopted ASC 842 effective January 1, 2019. The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 85% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed lease payments plus, for many of the Company’s leases, variable payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of September 29, 2019 were as follows:

September 29, 2019
(in millions)
Operating Leases (1)
Real Estate	$31.0
Automobile	3.0
Machinery and equipment	3.1
Total operating lease ROU Asset	$37.1

Finance Leases (2)
Real Estate	$14.1
Machinery and equipment	4.4
Less: Accumulated depreciation	(8.3)
Finance Leases, net	$10.2

(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of September 29, 2019 was as follows:

	September 29, 2019
	Operating Leases	Finance Leases
	(in millions)
2019 (excluding the nine months ended September 29, 2019)	$2.7	$0.5
2020	10.7	1.8
2021	6.6	1.0
2022	4.5	0.6
2023	3.4	0.3
Thereafter	18.2	0.1
Total undiscounted minimum lease payments	$46.1	$4.3
Less imputed interest	6.8	0.2
Total lease liabilities	$39.3	$4.1
Included in the consolidated balance sheet
Current lease liabilities (included in other current liabilities)	10.1	1.7
Non-Current lease liabilities (included in other non-current liabilities)	29.2	2.4
Total lease liabilities	$39.3	$4.1

The total lease cost consisted of the following amounts:

	Third Quarter Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
	(in millions)
Operating lease cost	$3.0	$8.9
Amortization of finance lease right-of-use assets	0.3	0.9
Interest on lease liabilities	0.1	0.2
Variable lease cost	0.8	2.3
Total lease cost	$4.2	$12.3

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

September 29, 2019
(in millions)
Operating cash flows from operating leases	$8.8
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	1.2
Total cash paid for amounts included in the measurement of lease liabilities	10.2
Finance lease liabilities arising from obtaining right-of-use assets	1.1
Operating lease liabilities arising from obtaining right-of-use assets	11.8

The following summarizes additional information related to operating and finance leases:

	September 29, 2019
Weighted-average remaining lease term - finance leases	2.9	years
Weighted-average remaining lease term - operating leases	7.5	years
Weighted-average discount rate - finance leases	3.8%
Weighted-average discount rate - operating leases	3.7%

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. During the third quarter ended September 29, 2019, the Company completed an acquisition within the Americas segment resulting in $38.3 million of goodwill. The acquisition is not considered material to the Company’s consolidated financial statements. The changes in the carrying amount of goodwill by geographic segment are as follows:

	September 29, 2019
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	September 29,	January 1,	Loss During	September 29,	September 29,
	2019	Period	and Other	2019	2019	the Period	2019	2019
	(in millions)
Americas	$438.1	38.3	$0.3	$476.7	$(24.5)	—	$(24.5)	$452.2
Europe	243.7	—	(5.0)	238.7	(129.7)	—	(129.7)	109.0
APMEA	30.1	—	(1.1)	29.0	(12.9)	—	(12.9)	16.1
Total	$711.9	38.3	$(5.8)	$744.4	$(167.1)	—	$(167.1)	$577.3

	December 31, 2018
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2018	Period	and Other	2018	2018	the Period	2018	2018
	(in millions)
Americas	$437.4	$1.5	$(0.8)	$438.1	$(24.5)	$—	$(24.5)	$413.6
Europe	249.3	—	(5.6)	243.7	(129.7)	—	(129.7)	114.0
APMEA	30.9	—	(0.8)	30.1	(12.9)	—	(12.9)	17.2
Total	$717.6	$1.5	$(7.2)	$711.9	$(167.1)	$—	$(167.1)	$544.8

Intangible assets include the following:

	September 29, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.8)	$0.3	$16.1	$(15.8)	$0.3
Customer relationships	232.3	(154.0)	78.3	232.9	(146.9)	86.0
Technology	56.8	(30.5)	26.3	54.6	(27.3)	27.3
Trade names	25.8	(12.7)	13.1	26.1	(11.5)	14.6
Other	4.3	(3.6)	0.7	4.3	(3.5)	0.8
Total amortizable intangibles	335.3	(216.6)	118.7	334.0	(205.0)	129.0
Indefinite-lived intangible assets	35.5	—	35.5	36.2	—	36.2
	$370.8	$(216.6)	$154.2	$370.2	$(205.0)	$165.2

Aggregate amortization expense for amortized intangible assets for the third quarters ended September 29, 2019 and September 30, 2018 was $3.8 million and $4.5 million, respectively, and for the first nine months of 2019 and 2018 was $11.6 million and $15.2 million, respectively. As a result of the acquisition completed in the third quarter of 2019, the Company recorded $2.2 million of intangible assets related to developed technology.

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

In the third quarter of 2018, management initiated restructuring actions primarily associated with the Company’s European headquarters as well as cost savings initiatives at certain European manufacturing facilities.  These actions included reductions in force and other related costs within the Company’s Europe segment.  The total restructuring charges associated with the program were initially estimated to be approximately $5.0 million. The Company increased its total expected pre-tax charges for the program to approximately $6.7 million as of June 30, 2019, primarily related to increased severance and other related costs, at which time costs associated with the 2018 program had been fully incurred. Through September 29, 2019 the Company paid approximately $4.1 million of severance benefits and other related costs. The restructuring reserve associated with these actions as of September 29, 2019 was approximately $2.4 million, and primarily relates to severance benefits.

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

	September 29,	December 31,
	2019	2018
	(in millions)
Carrying amount	$344.5	$355.0
Estimated fair value	$345.3	$355.4

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at September 29, 2019 and December 31, 2018:

	Fair Value Measurement at September 29, 2019 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.4	$2.4	$—	$—
Interest rate swaps (1)	$1.5	$—	$1.5	$—
Total assets	$3.9	$2.4	$1.5	$—
Liabilities
Plan liability for deferred compensation(2)	$2.4	$2.4	$—	$—
Designated foreign currency hedges (4)	$0.3	$—	$0.3	$—
Total liabilities	$2.7	$2.4	$0.3	$—

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swaps (1)	$6.5	$—	$6.5	$—
Total assets	$9.1	$2.6	$6.5	$—
Liabilities
Plan liability for deferred compensation(2)	$2.6	$2.6	$—	$—
Redeemable financial instrument(3)	$2.8	$—	$—	$2.8
Total liabilities	$5.4	$2.6	$—	$2.8
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)

Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities and relates to a mandatorily redeemable equity instrument as part of the Apex Valves Limited (“Apex”) acquisition in 2015.

(4)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

On November 30, 2015, the Company acquired 80% of the outstanding shares of Apex. The aggregate purchase price was $20.4 million and the Company recorded a long-term liability of $5.5 million as the estimate of the acquisition date fair value on the contractual call option to purchase the remaining 20% within three years of closing. The Company acquired an additional 10% ownership in the first quarter of 2017 for $2.9 million, increasing the Company’s ownership to 90% of Apex outstanding shares. In the fourth quarter of 2018, the Company executed an agreement to extend the exercise of the contractual call option. The Company exercised the contractual call option to purchase the remaining 10% of Apex shares in the third quarter of 2019 for approximately $2.8 million.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $37.0 million had been drawn as of September 29, 2019. Both facilities mature on February 12, 2021. For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the third quarter and nine months ended September 29, 2019, a loss of $0.5 million and $3.6 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge. For the third quarter and nine months ended September 30, 2018, a gain of $0.1 million and $2.4 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. Since the first quarter of 2018, the Company has used a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge approximately 70% to 80% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. Beginning in the first quarter of 2019, the Company has used the similar layering methodology and entered into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of September 29, 2019, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of September 29, 2019 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $13.7 million and $5.2 million, respectively. The combined fair value of the Company’s designated foreign hedge contracts outstanding as of September 29, 2019 was a liability balance of $0.3 million. As of September 29, 2019, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months for both programs is a loss of $0.2 million.

8. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 29, 2019			For the Third Quarter Ended September 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$32.3	34.0	$0.95	$31.5	34.3	$0.92
Effect of dilutive securities:
Common stock equivalents		0.2	(0.01)		0.1
Diluted EPS:
Net income	$32.3	34.2	$0.94	$31.5	34.4	$0.92

	For the Nine Months Ended September 29, 2019			For the Nine Months Ended September 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$99.7	34.1	$2.92	$95.7	34.3	$2.79
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1	(0.01)
Diluted EPS:
Net income	$99.7	34.2	$2.91	$95.7	34.4	$2.78

There were no options to purchase Class A common stock outstanding during the third quarters and nine months ended September 29, 2019 or September 30, 2018 that would have been anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. For both stock repurchase programs, the Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. The July 27, 2015 stock repurchase program was completed in August 2019 after the Company expended the entire $100 million authorized under the program. As of September 29, 2019, there was approximately $147.0 million remaining authorized for share repurchases under the February 6, 2019 program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the July 27, 2015 and February 6, 2019 programs during the third quarter and nine months ended September 29, 2019 and September 30, 2018:

	For the Third Quarter Ended		For the Third Quarter Ended
	September 29, 2019		September 30, 2018
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
	(Amounts in millions, except share amount)
Stock repurchase programs:
July 27 2015	15,907	$1.5	57,156	$4.7
February 6, 2019	32,036	3.0	—	—
Total stock repurchased during the period:	47,943	$4.5	57,156	$4.7

	For the Nine Months Ended		For the Nine Months Ended
	September 29, 2019		September 30, 2018
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
	(Amounts in millions, except share amount)
Stock repurchase programs:
July 27 2015	146,304	$11.8	195,790	$15.5
February 6, 2019	32,036	3.0	—	—
Total stock repurchased during the period:	178,340	$14.8	195,790	$15.5

9. Stock-Based Compensation

The Company issued 94,849 and 140,937 shares of restricted stock and deferred shares during the first nine months of 2019 and 2018, respectively. The company grants these awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to employees typically vest over a three-year period and awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a three-year performance period with the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, which may be adjusted with changes to the related expense recorded in the period of adjustment. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 82,898 and 96,128 performance stock units during the first nine months of 2019 and 2018, respectively.

Under the Management Stock Purchase Plan (“MSPP”) the Company granted 37,486 restricted stock units (“RSUs”) and 36,208 RSUs during the first nine months of 2019 and 2018, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(in millions)
Net Sales
Americas	$270.3	$262.7	$816.2	$775.8
Europe	107.9	111.6	337.4	351.7
APMEA	16.5	16.6	46.6	49.8
Consolidated net sales	$394.7	$390.9	$1,200.2	$1,177.3
Operating income
Americas	$48.5	$45.0	$142.3	$128.1
Europe	12.1	9.4	38.1	37.2
APMEA	1.4	2.5	3.9	5.5
Subtotal reportable segments	62.0	56.9	184.3	170.8
Corporate(*)	(13.2)	(10.0)	(34.5)	(27.8)
Consolidated operating income	48.8	46.9	149.8	143.0
Interest income	(0.1)	(0.1)	(0.3)	(0.6)
Interest expense	3.5	3.9	10.8	12.6
Other income, net	(0.8)	(0.9)	(0.4)	(2.0)
Income before income taxes	$46.2	$44.0	$139.7	$133.0
Capital Expenditures
Americas	$3.1	$5.1	$10.5	$15.0
Europe	1.5	3.4	8.1	8.1
APMEA	0.1	0.4	0.5	1.0
Consolidated capital expenditures	$4.7	$8.9	$19.1	$24.1
Depreciation and Amortization
Americas	$7.3	$7.4	$21.6	$21.7
Europe	3.6	3.7	10.7	13.1
APMEA	0.7	0.6	2.0	1.9
Consolidated depreciation and amortization	$11.6	$11.7	$34.3	$36.7
Identifiable assets (at end of period)
Americas			$1,098.1	$1,024.2
Europe			504.6	520.2
APMEA			93.6	105.2
Consolidated identifiable assets			$1,696.3	$1,649.6
Property, plant and equipment, net (at end of period)
Americas			$113.5	$113.0
Europe			76.4	78.9
APMEA			5.9	6.6
Consolidated property, plant and equipment, net			$195.8	$198.5

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

The U.S. property, plant and equipment of the Company’s Americas segment was $109.6 million and $109.0 million at September 29, 2019 and September 30, 2018, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(in millions)
U.S. net sales	$252.0	$245.5	$764.9	$725.1

The following includes intersegment sales for Americas, Europe and APMEA:

	Third Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
	(in millions)
Intersegment Sales
Americas	$3.2	$3.7	$9.1	$9.7
Europe	3.4	3.7	11.3	10.6
APMEA	17.7	27.3	53.4	68.7
Intersegment sales	$24.3	$34.7	$73.8	$89.0

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss
	(in millions)

Balance December 31, 2018	$(126.3)	$5.2	$(121.1)
Change in period	(4.6)	(1.3)	(5.9)
Balance March 31, 2019	$(130.9)	$3.9	$(127.0)
Change in period	3.5	(2.4)	1.1
Balance June 30, 2019	$(127.4)	$1.5	$(125.9)
Change in period	(15.8)	(0.5)	(16.3)
Balance September 29, 2019	$(143.2)	$1.0	$(142.2)

Balance December 31, 2017	$(102.6)	$3.5	$(99.1)
Change in period	9.7	2.8	12.5
Balance April 01, 2018	$(92.9)	$6.3	$(86.6)
Change in period	(26.6)	1.0	(25.6)
Balance July 01, 2018	$(119.5)	$7.3	$(112.2)
Change in period	2.5	(0.1)	2.4
Balance September 30, 2018	$(117.0)	$7.2	$(109.8)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 7 for further details.

12. Debt

In February 2016, the Company entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of September 29, 2019, the Company had drawn $37.0 million on this line of credit and had $25.8 million in letters of credit outstanding, which resulted in a $437.2 million of unused and available credit under the Revolving Credit Facility. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $232.5 million of borrowings outstanding on the Term Loan Facility as of September 29, 2019 and $260.6 million outstanding as of September 30, 2018. The Company paid total installments on the Term Loan Facility of $22.5 million during the first nine months of 2019. The interest rates as of September 29, 2019 on the Revolving Credit Facility and on the Term Loan Facility were 3.11% and 3.43%, respectively. The terms of Credit Agreement are further detailed in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018. As of September 29, 2019, the Company was in compliance with all covenants related to the Credit Agreement.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $25.8 million as of September 29, 2019 and September 30, 2018. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

The Company is a party to a note agreement as further detailed in Note 12 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2018.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of September 29, 2019, the Company was in compliance with all covenants regarding this note agreement.

13. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at September 29, 2019 are consistent with those discussed in Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of September 29, 2019, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.3 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) at the Site.  Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory, together with 43 other new Group members, to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the RI/FS has not been completed to determine what remediation plan will be implemented and the costs of such plan; (ii) the total number of potentially responsible parties who may or may not agree to fund or perform any remediation has not yet been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA is uncertain.

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

● Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions commercial, industrial, marine and residential applications.

● Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for commercial, marine and residential applications.

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; continued enforcement of plumbing and building codes; and a healthy economic environment. We have completed 12 acquisitions in the last decade. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

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

During the third quarter of 2019, sales increased 1.0%, or $3.8 million, compared to the third quarter of 2018. The increase included organic sales growth of 2.4%, or $9.5 million, primarily within the Americas and Europe segments. This was partially offset by a decrease from foreign exchange of 1.4%, or $5.7 million, primarily driven by a weaker euro. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $48.8 million increased by $1.9 million, or 4.1%, in the third quarter of 2019 as compared to the third quarter of 2018. This increase is primarily driven by price, volume, lower restructuring costs and savings from productivity initiatives, partially offset by higher general inflation including tariffs, investments in strategic growth initiatives, and increased Corporate expenses, including higher professional fees and acquisition related costs.

Recent Events

In the third quarter of 2019 we completed an immaterial acquisition to purchase substantially all the assets of Backflow Direct LLC, based in Rancho Cordova, California. Backflow Direct specializes in the design and manufacture of backflow prevention valves used primarily in fire protection applications.

Results of Operations

Third Quarter Ended September 29, 2019 Compared to Third Quarter Ended September 30, 2018

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2019 and 2018 were as follows:

	Third Quarter Ended		Third Quarter Ended			% Change to
	September 29, 2019		September 30, 2018			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$270.3	68.5%	$262.7	67.2%	$7.6	1.9%
Europe	107.9	27.3	111.6	28.6	(3.7)	(0.9)
APMEA	16.5	4.2	16.6	4.2	(0.1)	—
Total	$394.7	100.0%	$390.9	100.0%	$3.8	1.0%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$7.9	$1.4	$0.2	$9.5	1.9%	0.4%	0.1%	2.4%	3.0%	1.3%	1.2%
Foreign exchange	(0.3)	(5.1)	(0.3)	(5.7)	—	(1.3)	(0.1)	(1.4)	(0.1)	(4.6)	(1.8)
Total	$7.6	$(3.7)	$(0.1)	$3.8	1.9%	(0.9)%	—%	1.0%	2.9%	(3.3)%	(0.6)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$5.6	$0.6	$0.7	$1.0	$7.9	3.8%	2.8%	5.1%	1.2%
Europe	2.1	(0.8)	0.1	—	1.4	2.9	(2.0)	11.8	—
APMEA	0.4	0.1	—	(0.3)	0.2	3.0	29.9	—	(22.5)
Total	$8.1	$(0.1)	$0.8	$0.7	$9.5

The increase in Americas organic net sales was primarily due to a combination of price across many of our product lines and volume within our valve, drainage, and water quality products, which are sold through each of our channels. This was partially offset by a decrease in volume within our heating and hot water products.

Organic net sales in Europe increased primarily due to price and higher volume. The increase in wholesale sales was driven by our drainage and valve products. The decrease in OEM sales was mainly due to a decrease in volume of our electronics products.

Organic net sales in APMEA increased primarily due to increased sales in China and New Zealand. This was partially offset by decreased sales within the Middle East due to project delays as well as softness within Korea.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Chinese yuan, and Canadian dollar against the U.S. dollar in the third quarter of 2019. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2019 and 2018 were as follows:

	Third Quarter Ended
	September 29, 2019	September 30, 2018
	(dollars in millions)
Gross profit	$168.6	$164.5
Gross margin	42.7%	42.1%

Gross profit and gross margin percentage increased compared to the third quarter of 2018 due to price, higher volume, and savings from productivity initiatives, which were partially offset by higher general inflation costs, including tariffs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $5.6 million, or 4.9%, in the third quarter of 2019 compared to the third quarter of 2018. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$7.0	6.1%
Foreign exchange	(1.4)	(1.2)
Total	$5.6	4.9%

The organic increase was related to investments in strategic growth initiatives of $3.0 million, including investments in research and development for new products, commercial excellence, and technology and information systems. The increase was also due to increased Corporate expenses, including higher professional fees of $2.3 million and acquisition related costs of $0.9 million, general inflation of $1.6 million, increased product liability costs of $1.0 million, and an increase in stock compensation expense of $0.8 million due to a change in the expected attainment of performance goals related to our performance stock units. These increases were partially offset by a $0.5 million decrease in amortization costs for certain intangible assets that reached the end of their useful lives, incremental European restructuring savings of $0.5 million, and a reduction of certain selling and marketing costs of $0.7 million compared to the third quarter of 2018. The decrease in foreign exchange was mainly due to the depreciation of the euro against the U.S. dollar. Total SG&A expenses, as a percentage of sales, were 30.4% in the third quarter of 2019 compared to 29.2% in the third quarter of 2018.

Operating Income. Operating income (loss) by segment for the third quarters of 2019 and 2018 was as follows:

				% Change to
	Third Quarter Ended			Consolidated
	September 29,	September 30,		Operating
	2019	2018	Change	Income
	(dollars in millions)
Americas	$48.5	$45.0	$3.5	7.4%
Europe	12.1	9.4	2.7	5.8
APMEA	1.4	2.5	(1.1)	(2.3)
Corporate	(13.2)	(10.0)	(3.2)	(6.8)
Total	$48.8	$46.9	$1.9	4.1%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$3.5	$(0.1)	$(1.0)	$(3.2)	$(0.8)	7.4%	(0.2)%	(2.1)%	(6.8)%	(1.7)%	7.8%	(1.1)%	(40.0)%	(32.0)%
Foreign exchange	—	(0.6)	(0.1)	—	(0.7)	—	(1.3)	(0.2)	—	(1.5)	—	(6.4)	(4.0)	—
Restructuring, impairment charges	—	3.4	—	—	3.4	—	7.3	—	—	7.3	—	36.2	—	—
Total	$3.5	$2.7	$(1.1)	$(3.2)	$1.9	7.4%	5.8%	(2.3)%	(6.8)%	4.1%	7.8%	28.7%	(44.0)%	(32.0)%

Organic operating income decreased by $0.8 million compared to the third quarter of 2018. Increases in operating income were due to price, volume and savings from productivity initiatives including savings from restructuring actions. These increases were more than offset by increased Corporate expenses including higher professional fees and acquisition related costs, higher general inflation including the impact of tariffs, investments in strategic growth initiatives and the impact in APMEA of the reduction in affiliate volume.

Interest Expense. Interest expense decreased $0.4 million, or 10.3%, compared to the third quarter of 2018 due to a reduction in the principal balance of debt outstanding. As a result of the 2017 Tax Act, we repatriated approximately $127 million of undistributed foreign earnings in 2018 and $37 million through September 29, 2019, and used the majority of that cash to reduce our outstanding debt. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Other income. Other income decreased $0.1 million compared to the third quarter of 2018. The decrease was primarily due to lower net foreign currency gains.

Income Taxes. Our effective income tax rate increased to 30.1% in the third quarter of 2019, from 28.4% in the third quarter of 2018. The higher rate is primarily related to the impact of changes in the worldwide earnings mix.

Net Income. Net income was $32.3 million, or $0.94 per common share, for the third quarter of 2019, compared to $31.5 million, or $0.92 per common share, for the third quarter of 2018. Results for the third quarter of 2019 include an after-tax charge of $2.3 million, or $0.07 per common share, for Corporate professional fees; $0.7 million, or $0.02 per common share, for acquisition related costs, and $0.3 million, or $0.01 per common share for footprint optimization costs. Results for the third quarter of 2018 include an after-tax charge of $2.5 million, or $0.07 per common share, for restructuring.

Nine Months Ended September 29, 2019 Compared to Nine Months Ended September 30, 2018

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the first nine months ended 2019 and 2018 were as follows:

	Nine Months Ended		Nine Months Ended			% Change to
	September 29, 2019		September 30, 2018			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$816.2	68.0%	$775.8	65.9%	$40.4	3.5%
Europe	337.4	28.1	351.7	29.9	(14.3)	(1.2)
APMEA	46.6	3.9	49.8	4.2	(3.2)	(0.3)
Total	$1,200.2	100.0%	$1,177.3	100.0%	$22.9	2.0%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$42.1	$7.7	$(1.7)	$48.1	3.6%	0.7%	(0.2)%	4.1%	5.4%	2.2%	(3.4)%
Foreign exchange	(1.7)	(22.0)	(1.5)	(25.2)	(0.1)	(1.9)	(0.1)	(2.1)	(0.2)	(6.3)	(3.0)
Total	$40.4	$(14.3)	$(3.2)	$22.9	3.5%	(1.2)%	(0.3)%	2.0%	5.2%	(4.1)%	(6.4)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$27.3	$4.1	$(0.5)	$11.2	$42.1	6.3%	7.0%	(1.1)%	4.7%
Europe	7.0	0.6	0.1	—	7.7	3.0	0.6	4.5	—
APMEA	0.1	0.2	—	(2.0)	(1.7)	0.4	15.8	—	(47.2)
Total	$34.4	$4.9	$(0.4)	$9.2	$48.1

The increase in Americas organic net sales was primarily due to a combination of price and volume across our valve, drainage, and water quality products, which are sold through each of our channels. We also had higher price in our heating and hot water products, which are sold through the specialty channel.

Organic net sales in Europe increased primarily due to price and volume. The increase in wholesale sales was driven by our drainage and valve products. The increase in OEM sales was mainly due to increases in certain HVAC products.

Organic net sales in APMEA decreased primarily due to project delays within the Middle East and softness within Korea, partially offset by increased commercial valve sales in China.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Chinese yuan, and Canadian dollar against the U.S. dollar in the first nine months 2019. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2019 and 2018 were as follows:

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(dollars in millions)
Gross profit	$507.4	$490.6
Gross margin	42.3%	41.7%

Gross profit and gross margin percentage increased compared to the first nine months of 2018 due to price, volume, and savings from productivity initiatives, which were partially offset by higher general inflation costs, including tariffs.

Selling, General and Administrative Expenses. SG&A expenses for the first nine months of 2019 increased $10.7 million, or 3.1%, compared to the first nine months of 2018. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$17.1	5.0%
Foreign exchange	(6.4)	(1.9)
Total	$10.7	3.1%

The organic increase was related to investments in strategic growth initiatives of $8.4 million, including investments in research and development for new products, commercial excellence, and technology and information systems. The increase was also due to increased Corporate expenses, including higher professional fees of $2.3 million and acquisition related costs of $0.9 million, higher variable costs related to increased sales totaling $2.8 million, general inflation of $5.1 million, increased product liability costs of $1.5 million, and an increase in stock compensation expense of $3.0 million due to a change in the expected attainment of performance goals related to our performance stock units. These increases were partially offset by a $3.3 million decrease in amortization costs for certain intangible assets that reached the end of their useful lives, incremental European restructuring savings of $2.3 million, and a reduction of certain selling and marketing costs of $1.2 million compared to the first nine months of 2018. The decrease in foreign exchange was mainly due to the depreciation of the euro against the U.S. dollar. Total SG&A expenses, as a percentage of sales, were 29.6% in the first nine months of 2019 compared to 29.2% in the first nine months of 2018.

Restructuring.  In the first nine months of 2019, we recorded a net charge of $2.7 million for additional severance benefits and cost cutting actions related to our European restructuring plan initiated in the third quarter of 2018. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first nine months of 2019 and 2018 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 29,	September 30,		Operating
	2019	2018	Change	Income
	(Dollars in millions)
Americas	$142.3	$128.1	$14.2	9.9%
Europe	38.1	37.2	0.9	0.7
APMEA	3.9	5.5	(1.6)	(1.1)
Corporate	(34.5)	(27.8)	(6.7)	(4.7)
Total	$149.8	$143.0	$6.8	4.8%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(Dollars in millions)
Organic	$14.4	$2.8	$(1.3)	$(6.7)	$9.2	10.1%	2.0%	(0.9)%	(4.7)%	6.5%	11.2%	7.5%	(23.6)%	(24.1)%
Foreign exchange	(0.2)	(2.6)	(0.3)	—	(3.1)	(0.2)	(1.8)	(0.2)	—	(2.2)	(0.2)	(7.0)	(5.5)	—
Restructuring	—	0.7	—	—	0.7	—	0.5	—	—	0.5	—	1.9	—	—
Total	$14.2	$0.9	$(1.6)	$(6.7)	$6.8	9.9%	0.7%	(1.1)%	(4.7)%	4.8%	11.0%	2.4%	(29.1)%	(24.1)%

Organic operating income increased by $9.2 million compared to the first nine months of 2018, mainly due to price, volume, and savings from productivity initiatives, including savings from restructuring actions. This increase in operating income was partially offset by higher general inflation, including the impact of tariffs, investments in strategic growth initiatives, Corporate professional fees and acquisition related costs, and the impact in APMEA of the reduction in affiliate volume.

Interest Expense.  Interest expense decreased $1.8 million, or 14.3%, in the first nine months of 2019 as compared to the first nine months of 2018 due to a reduction in the principal balance of debt outstanding. As a result of the 2017 Tax Act, we repatriated approximately $127 million of undistributed foreign earnings in 2018 and $37 million through September 29, 2019, and used the majority of that cash to reduce our outstanding debt. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Other income.  Other income decreased $1.6 million compared to the first nine months 2018. The decrease was primarily due to lower net foreign currency gains.

Income Taxes.  Our effective income tax rate increased to 28.6% in the first nine months of 2019, from 28.0% in the first nine months of 2018. The higher rate is primarily related to the impact of changes in the worldwide earnings mix.

Net Income. Net income was $99.7 million, or $2.91 per common share, for the first nine months of 2019, compared to $95.7 million, or $2.78 per common share, for the first nine months of 2018. Results for the first nine months of 2019 include an after-tax charge of $2.3 million, or $0.07 per common share, for Corporate professional fees; $1.9 million, or $0.06 per common share, for restructuring charges; $0.7 million, or $0.02 per common share, for acquisition related costs; and $0.3 million, or $0.01 per common share for footprint optimization costs. Results for the first nine months of 2018 include an after-tax charge of $2.5 million, or $0.08 per common share, for restructuring.

Liquidity and Capital Resources

We generated $94.9 million of net cash in operating activities in the first nine months of 2019 as compared to $66.6 million of net cash provided by operating activities in the first nine months of 2018. The increase was primarily related to inventory reductions and higher net income compared to the first nine months of 2018. Additionally, in 2018 we made higher tax payments, including withholding taxes on repatriated cash.

We used $61.7 million of net cash for investing activities compared to $26.0 million used in the in the first nine months of 2018. The increase in cash used for investing activities was primarily due to $42.7 million of cash used for an immaterial acquisition in the Americas segment in the third quarter of 2019. We used $5.0 million less cash for capital expenditures in the first nine months of 2019 compared to the first nine months of 2018. For the remainder of 2019, we expect to invest approximately $11 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $59.0 million of net cash from financing activities in the first nine months of 2019 primarily through long-term debt repayments of $92.5 million, dividend payments of $23.6 million, payments for finance leases and tax withholding on vested stock awards totaling $8.3 million, share repurchases of approximately 178,000 shares of Class A common stock at a cost of $14.8 million, and payment of a contractual call option to purchase the remaining 10% of Apex shares of $2.8 million. These cash outflows were partially offset by proceeds from additional draws on our line of credit totaling $82.0 million during the first nine months of 2019.

In February 2016, we entered into the Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of September 29, 2019, we had drawn $37.0 million against the Revolving Credit Facility. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. We had $232.5 million of borrowings outstanding on the Term Loan Facility as of September 29, 2019. We paid total installments on the Term Loan Facility of $22.5 million during the first nine months of 2019. We had $25.8 million of stand-by letters of credit outstanding and had $437.2 million of unused and available credit under the Revolving Credit Facility. As of September 29, 2019, we were in compliance with all covenants related to the Credit Agreement.

As of September 29, 2019, we held $173.7 million in cash and cash equivalents. Of this amount, $132.3 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlay, we can do so at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

Free cash flow is a non-GAAP financial measure that does not represent cash provided by operating activities in accordance with U.S. GAAP. Therefore it should not be considered an alternative to net cash provided by operating activities as an indication of our performance. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation. We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Nine Months Ended
	September 29,	September 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$94.9	$66.6
Less: additions to property, plant, and equipment	(19.1)	(24.1)
Plus: proceeds from the sale of property, plant, and equipment	0.1	0.1
Free cash flow	$75.9	$42.6
Net income —as reported	$99.7	$95.7
Cash conversion rate of free cash flow to net income	76.1%	44.5%

Our free cash flow increased in the first nine months of 2019 when compared to the first nine months of 2018 primarily from inventory reductions, higher net income, and lower capital expenditures in 2019. Additionally, in 2018 we made higher tax payments, including withholding taxes on repatriated cash.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at September 29, 2019 was 15.3% compared to 14.3% at December 31, 2018. The increase was driven by an increase in net debt outstanding at September 29, 2019 primarily from a decrease in cash and cash equivalents compared to December 31, 2018 of $30.4 million, partially offset by a decrease in debt during the first nine months of 2019 of $9.9 million. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 29,	December 31,
	2019	2018
	(in millions)
Current portion of long‑term debt	$105.0	$30.0
Plus: long-term debt, net of current portion	238.5	323.4
Less: cash and cash equivalents	(173.7)	(204.1)
Net debt	$169.8	$149.3

A reconciliation of capitalization is provided below:

	September 29,	December 31,
	2019	2018
	(in millions)
Net debt	$169.8	$149.3
Total stockholders’ equity	942.0	891.3
Capitalization	$1,111.8	$1,040.6
Net debt to capitalization ratio	15.3%	14.3%

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

Beginning in the first quarter of 2019, we entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of September 29, 2019 was a liability balance of $0.3 million.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter ended September 29, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our leasing controls resulting from the adoption of ASC 842 as described in Note 2 in the Notes to Consolidated Financial Statements. Although the new leasing standard did not have a material impact on our consolidated statement of operations or our consolidated statement of cash flows, it did have a material impact on our consolidated balance sheet and disclosures. We implemented changes to our processes related to lease accounting and the control activities within them. These included the development of new policies based on the requirements of ASC 842, including new training, new lease authorization requirements, ongoing contract review, certification requirements, system controls and review, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 29, 2019, other than as described in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the third quarter ended September 29, 2019.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
July 1, 2019 – July 28, 2019	1,499	$91.97	—	—
July 29, 2019 – August 25, 2019	522	$91.59	—	—
August 26, 2019 - September 29, 2019	—	$—	—	—
Total	2,021	$91.87	—	—

The following table includes information with respect to repurchases of our Class A common stock during the third quarter ended September 29, 2019 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
July 1, 2019 – July 28, 2019	14,586	$91.81	14,586	$150,132,849
July 29, 2019 – August 25, 2019	15,177	$92.87	15,177	$148,713,648
August 26, 2019 - September 29, 2019	18,180	$93.87	18,180	$147,007,058
Total	47,943	$92.93	47,943
(1)	On July 27, 2015, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. This repurchase program was completed in August 2019 after the Company expended the entire $100 million authorized under the program. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001- 11499).
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 29, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Third Quarters and Nine Months Ended September 29, 2019 and September 30, 2018, (iii) Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months Ended

September 29, 2019 and September 30, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months Ended September 29, 2019 and September 30, 2018, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2019 and September 30, 2018, and (vi) Notes to Consolidated Financial Statements.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: October 31, 2019	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: October 31, 2019	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: October 31, 2019	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)