Form 10-K
period 2019-12-31
WATTS WATER TECHNOLOGIES INC
filed 2020-02-20
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,561,832,123 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2020
Class A common stock, $0.10 par value per share	27,584,896 shares
Class B common stock, $0.10 par value per share	6,279,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS.

This Annual Report on Form 10-K contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases you can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” and “would” or similar words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—“Risk Factors.” You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

In this Annual Report on Form 10-K, references to “the Company,” “Watts Water,” “we,” “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

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

We intend to expand organically by introducing new complementary products and solutions in existing markets, by enhancing our preferred brands, by promoting plumbing code development to drive the need for safety and quality products and by continually improving merchandising in our wholesale distribution channels. We focus on selling solutions to our customers that integrate a variety of our product offerings. We target selected new products and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we leverage our distribution channels through the introduction of new products and solutions, as well as the integration of products of our acquired companies.

The Internet of Things “IoT” has allowed companies to transform components and products into smart and connected devices.  We remain committed to enhancing our smart and connected capabilities by expanding our internal competencies and making strategic acquisitions.   We continue to focus our efforts related to our Smart and Connected strategy by investing in IoT architecture development, enhancing digital tools used by our customers including Watts’ website, and investing in new smart and connected product development projects. Our strategy focuses on three dimensions: Connect, Control and Conserve. We have introduced and plan to continue offering new products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.  Our goal is to derive 25 percent of our revenue from smart and connected products by 2023.

We intend to generate incremental growth by targeting select acquisitions, both in our core markets and in new complementary markets. We have completed 12 acquisitions in the last decade. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety & regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets, an increase in shelf space with existing customers, strong brand names, a new or improved technology or an expansion of the breadth of our product and solution offerings.

We are committed to reducing our manufacturing and operating costs using Lean methodologies to drive improvement across all key processes. We have a number of manufacturing facilities in lower-cost regions. In recent years, we have announced global restructuring plans which reduced our manufacturing and distribution footprint in order to reduce our costs and to realize incremental operating efficiencies.

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

Products

We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four global product lines. These product lines are:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves. Residential & commercial flow control products accounted for approximately 52% of our total sales in 2019, 2018 and 2017.

●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC & gas products accounted for approximately 31% of our total sales in 2019 and 32% of our total sales in 2018 and 2017. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. Drainage & water re-use products accounted for approximately 11% of our total sales in 2019 and 10% of our total sales in 2018 and 2017.

●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems, monitoring and metering products for commercial, marine and residential applications. Water quality products accounted for approximately 6% of our total sales in 2019, 2018 and 2017.

Commercial and Operational Excellence

We strive to invest in product innovation that meets the wants and needs of our customers. Our focus is on differentiated products and solutions that will provide greater opportunity to distinguish and defend ourselves in the marketplace. Conversely, we continue to migrate away from commoditized products where it is more difficult to add value. Our goal is to be a solutions provider, not merely a components supplier. We refer to this customer-facing mindset as commercial excellence, and we are continually looking for strategic opportunities to invest or divest, where necessary, in order to meet those objectives. In conjunction with this customer-centric focus, we continually review our operations to ensure we can efficiently and effectively produce and deliver products to customers. We are striving to simplify our administrative operations as well to drive further efficiencies. We call this aspect of our business operational excellence.

Customers and Markets

We sell our products to plumbing, heating and mechanical wholesale distributors and dealers, original equipment manufacturers (OEMs), specialty product distributors, and major do-it-yourself (DIY) and retail chains.

Wholesalers. Approximately 61% of our sales in 2019 and 2018, and approximately 63% of our sales in 2017, were to wholesale distributors for commercial and residential applications.

OEMs. Approximately 14%, 15% and 16% of our sales in 2019, 2018 and 2017, respectively, were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in APMEA are primarily to water heater, air conditioning, and appliance manufacturers.

Specialty. Approximately 21%, 20% and 17% of our sales in 2019, 2018 and 2017, respectively, were through our specialty channel. The specialty channel primarily includes sales related to high-efficiency boilers and water heaters, water filtration and conditioning products, specialty floor and tile products, and food service products.

DIY Chains. Approximately 4% of our sales in 2019, 2018 and 2017 were to DIY chains. The DIY channel primarily includes sales related to valves and a portion of our water quality products.

In 2019, 2018 and 2017, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for $359.1 million, or 22.4%, of our total net sales in 2019; $329.5 million, or 21.1%, of our total net sales in 2018; and $300.6 million, or 21%, of our total net sales in 2017. Thousands of other customers constituted the balance of our net sales in each of those years.

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

Manufacturing

We have integrated and automated manufacturing capabilities, including a state of the art foundry dedicated exclusively to the production of products that qualify as “lead-free” under the U.S. Safe Drinking Water Act, a traditional brass and bronze foundry, machining, plastic extrusion, injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics, robotic assembly capability, laser cutting technology, and automatic screw machines for machining bronze, brass and steel components. Our heating and hot water product manufacturing capabilities include all phases of light and heavy gauge metal fabrication including laser cutting and the latest technology welding and brazing processes including automated and robotic applications, as well as metal finishing including chemical passivation of stainless steel. We have invested in recent years to expand our manufacturing capabilities and to adopt the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. In 2019, we continued to invest in our systems and in our manufacturing and training facilities.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Capital expenditures	$29.2	$35.9	$29.4
Depreciation	$31.0	$28.9	$29.7

Purchased Raw Materials and Components

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel, and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The commodity markets have experienced volatility over the past several years, particularly with respect to copper and stainless steel. Tariffs impact the total cost of our products and the components and raw materials that go into manufacturing them. Increased tariff costs could adversely impact the gross margin we earn on our products. Because we internationally source a significant amount of raw materials and components, several months of raw materials and work in process are moving through our supply chain at any point in time. We are not able to predict whether component costs or commodity costs, including copper and stainless steel, will significantly increase or decrease in the future. If component costs or commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If component costs or commodity costs were to decline, we may experience pressure from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

With limited exceptions, we have multiple suppliers for our components and raw materials. We believe our relationships with our key suppliers are good and that an interruption in supply from any one supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their strengths. If a supplier is unable to meet our demands, we believe that in most cases our inventory of components and raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of the components and raw materials used in our business are such that multiple sources are generally available in the market. However, our current and alternative suppliers are largely concentrated in China. The occurrence of natural disasters, public health crises such as pandemics or epidemics, political crises such as war, terrorism or political instability, or other events that result in widespread business or supply chain disruptions in China could have a material adverse effect on our ability to obtain necessary components and raw materials and our business and operating results could suffer.

The impact of the recent Novel Coronavirus (“COVID-19”) outbreak in China on our supply chain is still being assessed. We anticipate that there could be multiple logistical issues as a result of the COVID-19 outbreak depending on our ability and our supply chain’s ability to quickly ramp up production. In addition, transportation demands may cause further delays.  We expect our domestic China business as well as our Americas, European and APMEA operations that rely on components and finished products from China will be impacted. See Item 1A. “Risk Factors,” and Recent Developments within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of the COVID-19 outbreak.

Code Compliance

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Standards in the Americas are established by such industry test and certification organizations as the American Society of Mechanical Engineers (ASME), the America Water Works Association (AWWA), the Canadian Standards Association (CSA), the American Society of Sanitary Engineering (ASSE), the American National Standards Institute—Leadership in Energy & Environmental Design (LEED), the University of Southern California Foundation for Cross-Connection Control and Hydraulic Research (USC FCCC & HR), FM Global (FM), NSF International (NSF) and Underwriters Laboratories (UL), the National Board (NB), the Environmental Protection Agency (EPA), the Californian Energy Commission (CEC), and the Plumbing and Drainage Institute (PDI). International standards are established by such organizations as the International Code Council (ICC) and the International Association of Plumbing and Mechanical Officials (IAPMO). Many of these standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

National regulatory standards in Europe vary by country. The major standards and/or guidelines that our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIM (Italy), KIWA (Netherlands), SVGW (Switzerland), SITAC (Sweden), WRAS (United Kingdom) and CEN (Denmark). Further, there are local regulatory standards requiring compliance as well.

We have consistently advocated for the development and enforcement of plumbing codes. We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products that comply with code requirements. We believe that product-testing capability and investment in plant and equipment are needed to manufacture products that comply with code requirements. Our product-testing capabilities and dedicated investments are areas of strength for us. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

New Product Development and Engineering

We retain our own product development staff, design teams, and testing laboratories in the Americas, Europe and APMEA that work to enhance our existing products and develop new products and solutions with focus on innovation and smart and connected solutions. We maintain sophisticated product development and testing laboratories and continue to invest more in this area. We employ a global new-product development process that is used to drive, manage and invest in innovation and product offerings. In 2019 and 2018, we drove innovation to our markets, including the successful roll-out of the Watts SentryPlus Alert™ connected backflow preventer, the expansion of our IntelliStation™ smart mixing system with the launch of our IntelliStation™ Junior smart mixing system, the launch of the Invita® thermostat with home automation voice recognition capabilities and the AERCO Benchmark® Platinum boiler with the new EDGE™ controller providing expanded remote monitoring and control. We continued to focus on and invest in our global new product development program to leverage our electronics capabilities to drive our Smart and Connected strategy.

Competition

The domestic and international markets for energy efficient products, water conservation devices, and products that address the safety and regulation for the flow of fluids, are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise, breadth of product offerings and smart and connected products and solutions to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance our market position and are implementing manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

Backlog was approximately $78.6 million at December 31, 2019 and $90.7 million at December 31, 2018. We do not believe that our backlog at any point in time is indicative of future operating results, and we expect our entire current backlog to be converted to sales in 2020.

Employees

As of December 31, 2019, we employed approximately 4,800 people worldwide. With the exception of two subsidiaries, one in Canada and the other in New York, none of our employees in the Americas or APMEA are covered by collective bargaining agreements. In some European countries, our employees are subject to traditional national collective bargaining agreements. We believe that our employee relations are good.

Product Liability, Environmental and Other Litigation Matters

We are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims. See “Item 1A. Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Environmental Remediation

We have been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of clean-up required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. See “Item 1A. Risk Factors” and Note 15 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

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

Information about Our Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	57	Chief Executive Officer, President and Director
Shashank Patel	59	Chief Financial Officer
Jennifer L. Congdon	50	Chief Human Resources Officer
Kenneth R. Lepage	49	General Counsel, Executive Vice President & Secretary
Elie A. Melhem	56	President, Asia-Pacific, the Middle East & Africa
Munish Nanda	55	President, Americas & Europe
Non-Employee Directors
Christopher L. Conway(2)(3)	64	Director
David A. Dunbar(1)(3)	58	Director
Louise K. Goeser(2)(3)	66	Director
Jes Munk Hansen(2)(3)	52	Director
W. Craig Kissel(3)	69	Chairman of the Board and Director
Joseph T. Noonan	38	Director
Merilee Raines(1)(3)	64	Director
Joseph W. Reitmeier(1)(3)	55	Director
(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Jes Munk Hansen has served as a director of our Company since February 2017. Mr. Hansen joined Terma A/S in April 2019 and became President and Chief Executive Officer of Terma on June 1, 2019. Terma develops and manufactures mission-critical products and solutions for the aerospace, defense and security sectors. Prior to Terma, Mr. Hansen served as Chief Executive Officer of OSRAM USA and Head of Global Sales for OSRAM GmbH from July 2018 to January 2019. OSRAM is a global lighting manufacturer with a portfolio ranging from high-tech applications based on semiconductor technology to smart and connected lighting solutions in buildings and cities. Mr. Hansen previously served as Chief Executive Officer of LEDVANCE GmbH from July 2015 to December 2017. LEDVANCE is the general lighting lamps business unit of OSRAM GmbH. Prior to his tenure at LEDVANCE, Mr. Hansen served as Chief Executive Officer of the classical lamps and ballast business unit of OSRAM from January 2015 to July 2015 and as Chief Executive Officer of OSRAM Americas and President of OSRAM Sylvania from October 2013 to January 2015. Prior to his tenure at OSRAM, Mr. Hansen served in several senior management roles with Grundfos from 2000 to October 2013, including as Chief Executive Officer and President of Grundfos North America from 2007 to October 2013. Grundfos is a leading global manufacturer of pumps as well as motors and electronics for monitoring and controlling pumps.

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

Joseph T. Noonan has served as a director of our Company since May 2013. Mr. Noonan most recently served as Founder and Chief Executive Officer of Linger Home, Inc., a direct-to-consumer home textile brand, from August 2018 to January 2020. From November 2013 to January 2018, Mr. Noonan served as Chief Executive Officer of Homespun Design, Inc., an online marketplace for American-made furniture and home accents. Mr. Noonan previously worked as an independent digital strategy consultant from November 2012 to November 2013. Mr. Noonan was employed by Wayfair LLC from April 2008 to November 2012. During his time at Wayfair, Mr. Noonan served as Senior Director of Wayfair International from June 2011 to November 2012, Director of Category Management and Merchandising from February 2009 to June 2011 and Manager of Wayfair’s Business-to-Business Division from April 2008 to February 2009. Wayfair is an online retailer of home furnishings, décor and home improvement products. Prior to joining Wayfair, Mr. Noonan worked as a venture capitalist at Polaris Partners and as an investment banker at Cowen & Company.

Merilee Raines has served as a director of our Company since February 2011. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc. from October 2003 until her retirement in May 2013. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology-based products and services for companion animals, livestock, poultry, water quality and food safety, and human point of care diagnostics. Ms. Raines served as a member of the Board of Directors of Affymetrix, Inc., a provider of life science and molecular diagnostic products that enable analysis of biological systems at the gene, protein and cell level, from January 2015 until it was acquired in March 2016. Ms. Raines also served as a member of the Board of Directors of Aratana Therapeutics, Inc., a

pet therapeutics company focused on licensing, developing and commercializing biopharmaceutical products for companion animals, from February 2014 until it was acquired in July 2019. Ms. Raines also serves as a member of the Board of Directors of Benchmark Electronics, Inc., a worldwide provider of engineering services, integrated technology solutions and electronic manufacturing services.

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

We face risks related to the impact of COVID-19 that originated in China, which may reduce or halt the operations of our facilities or the facilities of third parties on which we depend, and could impact our supply chain and our ability to meet customer demand for our products.

A new coronavirus that was first detected in Hubei Province, China has spread rapidly in many parts of China and in a growing number of international locations. The virus has resulted in travel restrictions into and out of China, the temporary closure of stores and facilities operated by multinational corporations in China, and significantly reduced production capacity at many factories in China, including our own factory in Ningbo, China. The reduction in production capacity at factories in China may reduce or even halt the supply of finished goods and necessary components for many of our products, which could result in product shortages and an increase in our inventory of unfinished products. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. We expect our domestic China business as well as our Americas, European and APMEA operations that rely on components and finished products from China will be impacted through reduced sales and manufacturing absorption issues. We are presently estimating sales may be reduced by $10 million to $20 million in the first quarter of 2020 due to the impact of the COVID-19 outbreak. This assumes China production, supply chain, and logistics return to normal by early March. Given the matter’s complexity and recent timing we are closely monitoring the situation as it evolves. We have updated our full year 2020 outlook for the expected impact of the COVID-19 outbreak, which assumes returning to normal business operations by early March, but will continue to assess the full year impact as the matter progresses.

Changes in the costs of raw materials and purchased components, including imposition of or changes in tariff rates, could reduce our profit margins. Reductions or interruptions in the supply of raw materials, components or finished goods from international sources could adversely affect our ability to meet our customer delivery commitments.

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The costs of raw materials and components may be subject to change due to, among other things, interruptions in production by suppliers, changes in exchange rates, imposition of or changes in tariff rates, and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials and purchased components for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. Commodity prices, particularly copper and stainless-steel prices, have experienced tremendous volatility over the past several years. Should commodity costs or purchased component costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs or purchased component costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers including due to pandemics or other public health crises, suppliers’ allocations to other purchasers and new laws, tariffs, or regulations.

We are subject to risks associated with changing technology, manufacturing techniques, distribution channels and business continuity, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continually evolve our existing products and introduce new products to meet customers’ needs in the industries we serve, as evidenced by our investments into our Smart and Connected strategy. Many of our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing, engineering, and technological expertise. If we fail to meet these requirements, or if our product offerings, including our smart and connected products, are not accepted by the market, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to these criteria. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our business. We cannot ensure that we can adequately protect any of our technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we adequately protect against such loss.

Our business and financial performance may be adversely affected by information technology and other business disruptions.

Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather or other acts of nature. Our information technology risks relate to cyber security attacks and disruptions caused by potential failures in the performance of our primary enterprise resource planning (ERP) system. Cyber security attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cyber security may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, vendors, suppliers, and their products. In addition, we have designed products and services that connect to and are part of the “Internet of Things” which may also be vulnerable to cyber security breaches. We attempt to provide adequate security measures to safeguard our products from cyber security attacks, however the potential for a breach remains. We have experienced cyber security attacks and may continue to experience them going forward, potentially with more frequency. We also may experience unplanned system interruptions or outages of our primary ERP system as it continues to age, which may affect our ability to support and maintain the system in an effective manner. Any disruptions, delays or deficiencies related to our primary ERP system could lead to substantial business interruption, including our ability to perform routine business transactions, which could have a material adverse effect on our financial results.

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

One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve anticipated revenues, cost synergies, profitability or cash flows that justify our investment in them. We have faced increasing competition for acquisition candidates, which has resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of risks, including, but not limited to:

●	inadequate internal control over financial reporting and our ability to bring such controls into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner;

●	adverse short-term effects on our reported operating results;

●	diversion of management’s attention;

●	investigations of, or challenges to, acquisitions by competition authorities;

●	loss of key personnel at acquired companies;

●	unanticipated management or operational problems or legal liabilities; and

●	potential goodwill, indefinite-lived intangible assets, or long- lived asset impairment charges.

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

We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, inadequate warnings concerning the effects of the failure of our products, alleged manufacturing or design defects, or allegations that our products contain asbestos. If we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. Like other manufacturers and distributors of products designed to control and regulate fluids and gases, we face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. We cannot be certain that our insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see Item 1. Business—Product Liability, Environmental and Other Litigation Matters” and Note 15 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

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

The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, or the insolvency, or other grounds for refusing to participate, of other responsible parties could require us to incur capital expenditures or operating costs materially in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Item 1. Business—Product Liability, Environmental and Other Litigation Matters and Note 15 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Economic and other risks associated with international sales and operations could adversely affect our business and future operating results.

Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

●	unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders;

●	our failure to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom’s Bribery Act of 2010;

●	trade protection measures and import or export duties or licensing requirements, which could increase our costs of doing business internationally;

●	potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;

●	difficulty in staffing and managing widespread operations, which could reduce our productivity;

●	costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;

●	laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;

●	unexpected changes in regulatory requirements, which may be costly and require time to implement; and

●	foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 37% of our sales during the year ended December 31, 2019 were from sales outside of the U.S. compared to 38% and 39% for the years ended December 31, 2018 and 2017, respectively. We cannot predict whether currencies such as the euro, Canadian dollar, Chinese yuan, or other currencies in which we transact will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

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

As of December 31, 2019, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $581.1 million, $35.8 million, $115.6 million and $200.0 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In 2019, 2018, and 2017, none of our goodwill reporting units or our indefinite lived tradenames were impaired. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2019 and 2018, none of our long-lived assets were impaired. In 2017, we recognized a pre-tax non-cash charge of $1.0 million.

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

In 2019, our top ten customers accounted for approximately 22% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations.

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

As of December 31, 2019, Timothy P. Horne beneficially owned 6,229,290 shares of Class B common stock. Our Class B common stock entitles its holders to ten votes for each share and our Class A common stock entitles its holders to one vote per share. As of December 31, 2019, Timothy P. Horne beneficially owned approximately 18.4% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.2% of our outstanding shares of Class B common stock, which represents approximately 68.9% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and subsequent sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of December 31, 2019, there were outstanding 27,586,416 shares of our Class A common stock and 6,279,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.   PROPERTIES.

We maintain 32 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
St. Pauls, NC	Manufacturing	Owned
Fort Worth, TX	Manufacturing/Distribution	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Fort Myers, FL	Manufacturing/Distribution	Owned
Blauvelt, NY	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Sparks, NV	Distribution Center	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased
Groveport, OH	Distribution Center	Leased

Europe

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Méry, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
Rosières, France	Manufacturing/Distribution	Leased
St. Neots, United Kingdom	Distribution	Leased

Asia-Pacific, Middle East, and Africa:

Location	Principal Use	Owned/Leased
Ningbo, Beilun, China	Manufacturing	Owned
Shanghai, China	APMEA Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased
Dubai, United Arab Emirates	Distribution	Leased

Certain of our facilities are subject to capital lease arrangements and collateral assignments under loan agreements with long-term lenders. In general, we believe that our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses.

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

The number of record holders of our Class A common stock as of January 26, 2020 was 158. The number of record holders of our Class B common stock as of January 26, 2020 was 11.

Aggregate common stock dividend payments in 2019 were $30.9 million, which consisted of $25.3 million and $5.6 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2018 were $28.3 million, which consisted of $23.1 million and $5.2 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2019.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
September 30, 2019 – October 27, 2019	77	$90.09	—	—
October 28, 2019 – November 24, 2019	—	$—	—	—
November 25, 2019 - December 31, 2019	693	$98.50	—	—
Total	770	$97.66	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2019 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
September 30, 2019 – October 27, 2019	15,200	$90.91	15,200	$145,625,274
October 28, 2019 – November 24, 2019	15,140	$94.69	15,140	$144,191,659
November 25, 2019 - December 31, 2019	18,940	$97.92	18,940	$142,339,451
Total	49,280	$96.25	49,280
(1)	On July 27, 2015, the Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. This stock repurchase program was completed in August 2019 after we expended the entire $100 million authorized under the program. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. This $150 million has been reflected in the maximum dollar value of shares that may yet be purchased in column (d) above. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of

Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2014 and that all dividends were reinvested.

Cumulative Total Return

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Watts Water Technologies, Inc.	100.00	79.23	105.24	124.01	106.50	166.34
S & P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/19(1)	12/31/18(2)	12/31/17(3)	12/31/16(4)	12/31/15(5)
Statement of operations data:
Net sales	$1,600.5	$1,564.9	$1,456.7	$1,398.4	$1,467.7
Net income (loss)	131.5	128.0	73.1	84.2	(112.9)
DILUTED EPS
Net income (loss) per share:	3.85	3.73	2.12	2.44	(3.24)
Cash dividends declared per common share	$0.90	$0.82	$0.75	$0.71	$0.66
Balance sheet data (at year end):
Total assets	$1,723.1	$1,653.7	$1,736.5	$1,763.2	$1,692.8
Long-term debt, net of current portion	204.2	323.4	474.6	511.3	576.2
(1)	For the year ended December 31, 2019, net income included the following pre-tax costs: restructuring charges of $4.3 million, Corporate professional fees of $3.1 million, acquisition related costs of $0.9 million, and footprint optimization costs of $0.8 million. The net after-tax cost of these items was $7.6 million.

(2)	For the year ended December 31, 2018, net income included pre-tax restructuring charges of $3.4 million, or $2.5 million net after-tax cost. Net income also included a tax benefit of $3.7 million related to the finalization of the impact of the 2017 Tax Act.

(3)	For the year ended December 31, 2017, net income included the following pre-tax costs: long-lived asset impairment charges of $1.0 million, deployment costs related to the Americas and Europe transformation programs of $2.9 million, restructuring charges of $6.8 million, and acquisition costs of $0.2 million. The net after-tax cost of these items was $7.3 million. Net income also included a tax charge of $25.1 million related to the provisional impact of the 2017 Tax Act.

(4)	For the year ended December 31, 2016, net income included the following net pre-tax costs: long-lived asset impairment charges of $0.5 million, acquisition costs of $2.0 million, purchase accounting adjustments of $2.0 million, restructuring charges of $4.7 million, deployment costs related to the Americas, APMEA, and Europe transformation programs of $14.2 million, and debt issuance costs of $0.3 million. Net income also included a pre-tax gain of $8.7 million related to the disposition of a subsidiary in China. The net after-tax cost of these items was $6.2 million.

(5)	For the year ended December 31, 2015, net loss included the following net pre-tax costs: goodwill and other long-lived asset impairment of $130.5 million, acquisition related costs of $1.6 million, restructuring related costs of $21.4 million, Americas, APMEA, and Europe transformation deployment costs of $14.3 million, a $3.5 million charge for a settlement in principle relating to two class action lawsuits, a $2.5 million charge related to the resolution of certain product liability legacy claims for non-core products which we have exited, and long-term obligations settlements, including our pension plan and supplemental employee retirement plan obligations of $64.7 million. The net after-tax cost of these items was $197.3 million.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets in the Americas, Europe and APMEA. For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems, monitoring and metering products for commercial, marine and residential applications.

Our business is reported in three geographic segments: Americas, Europe, and APMEA. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY).

We believe that the factors relating to our future growth include continued product innovation, including smart and connected products and solutions that meet the needs of our customers and our end markets; our ability to make selective acquisitions, both in our core markets as well as in new complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. We have completed 12 acquisitions in the last decade. Our acquisition strategy focuses on businesses that promote our key macro themes around safety & regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

Our innovation strategy is focused on differentiated products and solutions that provide greater opportunity to distinguish ourselves in the marketplace. Conversely, we continue to migrate away from commoditized products where it is more difficult to add value.  Our goal is to be a solutions provider, not merely a components supplier. We continually look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

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

In 2019, our financial performance was driven by strong organic sales growth in the Americas and modest growth in Europe and APMEA. We achieved margin expansion through price, volume and savings from productivity initiatives while simultaneously reinvesting in the business. We continued to drive commercial and operational excellence, and invest in product innovation, including our smart and connected products and solutions, as we strive to meet the needs of our customers.

Overall, sales for 2019 increased 2.3%, or $35.6 million, compared to 2018. The increase included organic sales growth of 4.0%, or $62.8 million, as we experienced growth across all of our segments. This was partially offset by a decrease from foreign exchange of 1.8%, or $29.4 million, primarily driven by a weaker euro. Organic sales is a non-GAAP measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $197.1 million increased by $8.7 million, or 4.6%, compared to 2018. This increase is primarily driven by price, volume and savings from productivity initiatives, including savings from restructuring actions, partially offset by higher general inflation including tariffs, strategic investments, and increased Corporate expenses.

Management’s discussion and analysis of our financial condition, results of operations and cash flows as of and for the year ended December 31, 2017 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Acquisitions

In the third quarter of 2019 we purchased substantially all the assets of Backflow Direct LLC, based in Rancho Cordova, California. Backflow Direct specializes in the design and manufacture of backflow prevention valves used primarily in fire protection applications.

Recent Developments

On February 6, 2020, we declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on March 13, 2020 to stockholders of record on February 28, 2020.

A new coronavirus that was first detected in Hubei Province, China has spread rapidly in many parts of China and in a growing number of international locations. The virus has resulted in travel restrictions into and out of China, the temporary closure of stores and facilities operated by multinational corporations in China, and significantly reduced production capacity at many factories in China, including our own factory in Ningbo, China. The reduction in production capacity at factories in China may reduce or even halt the supply of finished goods and necessary components for many of our products, which could result in product shortages and an increase in our inventory of unfinished products. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays.  Our management team is working to mitigate these risks and to limit the impact on our business. We are presently estimating sales may be reduced by $10 million to $20 million in the first quarter of 2020 due to the impact of the COVID-19 outbreak. This assumes China production, supply chain and logistics return to normal by early March. Given the matter’s complexity and recent timing we are closely monitoring the situation as it evolves. We have updated our full year 2020 outlook for the expected impact of the COVID-19 outbreak, which assumes returning to normal business operations by early March, but will continue to assess the full year impact as the matter progresses.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the years ended December 31, 2019 and December 31, 2018 were as follows:

	Year Ended		Year Ended			% Change to
	December 31, 2019		December 31, 2018			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$1,084.1	67.7%	$1,032.1	66.0%	$52.0	3.3%
Europe	451.0	28.2	467.0	29.8	(16.0)	(1.0)
APMEA	65.4	4.1	65.8	4.2	(0.4)	—
Total	$1,600.5	100.0%	$1,564.9	100.0%	$35.6	2.3%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$51.4	$9.8	$1.6	$62.8	3.3%	0.6%	0.1%	4.0%	5.0%	2.1%	2.4%
Foreign exchange	(1.6)	(25.8)	(2.0)	(29.4)	(0.1)	(1.6)	(0.1)	(1.8)	(0.2)	(5.5)	(3.0)
Acquisition	2.2	—	—	2.2	0.1	—	—	0.1	0.2	—	—
Total	$52.0	$(16.0)	$(0.4)	$35.6	3.3%	(1.0)%	—%	2.3%	5.0%	(3.4)%	(0.6)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$30.4	$4.5	$2.1	$14.4	$51.4	5.2%	5.7%	3.4%	4.6%
Europe	8.3	1.4	0.1	—	9.8	2.6	0.9	5.2	—
APMEA	1.0	0.5	—	0.1	1.6	1.7	32.7	—	1.7
Total	$39.7	$6.4	$2.2	$14.5	$62.8

The increase in Americas organic net sales was primarily due to a combination of price and volume across our valve, drainage, and water quality products, which are sold through each of our channels, and our heating and hot water products, which are sold through the specialty channel.

Organic net sales in Europe increased primarily due to price and volume. The increase in wholesale sales was driven by our drainage and valve products. The increase in OEM sales was mainly due to increases in certain HVAC and electronics products.

Organic net sales in APMEA increased primarily due to increased commercial valve and underfloor heating sales in China. This was partially offset by softness within Korea and Australia.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Chinese yuan, and Canadian dollar against the U.S. dollar in 2019 compared to 2018. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for 2019 and 2018 were as follows:

	Year Ended
	December 31, 2019	December 31, 2018
	(dollars in millions)
Gross profit	$677.5	$656.5
Gross margin	42.3%	42.0%

Gross profit and gross margin percentage increased compared to 2018 due to price, volume, and savings from productivity initiatives, which were partially offset by higher general inflation costs, including tariffs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $11.4 million, or 2.4%, in 2019 compared to 2018. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$18.8	4.0%
Foreign exchange	(7.4)	(1.6)
Total	$11.4	2.4%

The organic increase was related to strategic investments of $12.6 million, including investments in research and development for new products, as well as smart and connected products, commercial excellence, and technology and information systems. The increase was also due to general inflation of $5.3 million and higher variable costs of $3.5 million related to increased sales. There was also an increase in Corporate expenses, including higher professional fees of $3.1 million, acquisition related costs of $0.9 million, as well as increased stock compensation expense of $3.6 million due to a change in the expected attainment of performance goals related to our performance stock units. These increases were partially offset by a $3.8 million decrease in amortization costs for certain intangible assets that reached the end of their useful lives, incremental European restructuring savings of $2.8 million, and a reduction of certain selling and marketing costs of $2.3 million compared to 2018. The decrease in foreign exchange was mainly due to the depreciation of the euro against the U.S. dollar. Total SG&A expenses, as a percentage of sales, were 29.7% in 2019 and 2018.

Restructuring. In 2019, we recorded a net charge of $4.3 million as compared to $3.4 million in 2018, for additional severance benefits and cost-cutting actions related to our European restructuring plan initiated in the third quarter of 2018. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

Operating Income (Loss). Operating income (loss) by geographic segment for 2019 and 2018 was as follows:

				% Change to
	Year Ended			Consolidated
	December 31,	December 31,		Operating
	2019	2018	Change	Income
	(dollars in millions)
Americas	$187.4	$171.1	$16.3	8.6%
Europe	49.9	49.8	0.1	0.1
APMEA	6.9	7.2	(0.3)	(0.2)
Corporate	(47.1)	(39.7)	(7.4)	(3.9)
Total	$197.1	$188.4	$8.7	4.6%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$16.5	$4.1	$(0.1)	$(7.4)	$13.1	8.7%	2.2%	(0.1)%	(3.9)%	6.9%	9.6%	8.2%	(1.4)%	(18.6)%
Foreign exchange	(0.2)	(3.1)	(0.2)	—	(3.5)	(0.1)	(1.6)	(0.1)	—	(1.8)	(0.1)	(6.2)	(2.8)	—
Restructuring	—	(0.9)	—	—	(0.9)	—	(0.5)	—	—	(0.5)	—	(1.8)	—	—
Total	$16.3	$0.1	$(0.3)	$(7.4)	$8.7	8.6%	0.1%	(0.2)%	(3.9)%	4.6%	9.5%	0.2%	(4.2)%	(18.6)%

Organic operating income increased by $13.1 million in 2019 as compared to 2018, mainly due to price, volume, and savings from productivity initiatives, including savings from restructuring actions. This increase in operating income was partially offset by higher general inflation, including the impact of tariffs, strategic investments, Corporate professional fees and acquisition related costs.

Interest Expense. Interest expense decreased $2.2 million, or 13.5%, in 2019 as compared to 2018 due to a reduction in the principal balance of debt outstanding. As a result of the 2017 Tax Act, we repatriated approximately $127 million of undistributed foreign earnings in 2018 and approximately $43 million in 2019; using a majority of that cash to reduce our outstanding debt. Refer to Note 11 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K for further details.

Other income.  Other income decreased $1.2 million compared to 2018. The decrease was primarily due to lower net foreign currency gains.

Income Taxes. Our effective income tax rate increased to 28.5% in 2019, from 26.7% in 2018. The tax rate increased primarily due to the 2018 rate including a one-time benefit as a result of finalizing the impact of the 2017 Tax Act in the fourth quarter of 2018.

Net Income. Net income for 2019 was $131.5 million, or $3.85 per common share on a diluted basis, compared to $128.0 million, or $3.73 per common share on a diluted basis, for 2018. Results for 2019 include an after-tax charge of $3.1 million, or $0.09 per common share, for Corporate professional fees; $3.2 million, or $0.09 per common share, for restructuring charges; $0.7 million, or $0.02 per common share, for acquisition related costs; and $0.6 million, or $0.02 per common share for footprint optimization.

Results for 2018 include $3.7 million, or $0.10 per common share, in a tax benefit related to the finalization of the 2017 Tax Act; offset by an after-tax charge of $2.5 million, or $0.07 per common share, for restructuring; and other tax adjustments of $1.5 million, or $0.04 per common share.

Liquidity and Capital Resources

2019 Cash Flows

We generated $194.0 million of net cash from operating activities in 2019 as compared to $169.4 million of net cash generated from operating activities in 2018. The increase was primarily related to inventory reductions and higher net income compared to 2018. Additionally, in 2018 we made higher tax payments, including withholding taxes on repatriated cash.

We used $71.8 million of net cash for investing activities in 2019 compared to $35.9 million in 2018. The increase in cash used for investing activities was primarily due to $42.7 million of cash used for an immaterial acquisition in the Americas segment in the third quarter of 2019. We used $6.7 million less cash for capital expenditures in 2019 compared to 2018. We anticipate investing between $35 million to $40 million in capital equipment in 2020 to improve our manufacturing capabilities.

We used $105.6 million of net cash from financing activities in 2019 primarily due to payments of long-term debt of $127.0 million, dividend payments of $31.4 million, and payments to repurchase approximately 228,000 shares of Class A common stock at a cost of $19.5 million. These outflows were partially offset by proceeds from additional drawdowns on our Revolving Credit Facility of $82.0 million.

In February 2016, we entered into a Credit Agreement among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of December 31, 2019, we had drawn $10.0 million against the Revolving Credit Facility. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. We had $225.0 million of borrowings outstanding on the Term Loan Facility as of December 31, 2019. We paid total installments on the Term Loan Facility of $30.0 million during 2019. We had $25.8 million of stand-by letters of credit outstanding and had $464.2 million of unused and available credit under the Revolving Credit Facility.

We have historically financed our operating and capital needs primarily through cash flows generated by our operations. We expect to continue funding future operating requirements principally through our cash flows from operations, in addition to existing cash resources. We believe that our existing funds, when combined with cash generated from operations and our ability to access additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic investments, capital expenditure and debt service requirements for the foreseeable future, including repayment of our $75 million senior notes due in June 2020. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition activities. We may, from time to time, also seek additional funding through a combination of equity and debt financings should we identify a significant new opportunity.

As of December 31, 2019, we held $219.7 million in cash and cash equivalents. Of this amount, $168.4 million was held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlay, we can do so at reasonable interest rates by utilizing the uncommitted borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

Covenant compliance

Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2019. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Credit Agreement. Our Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Credit Agreement, includes all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding, less cash on the balance sheet that exceeded $50 million.

As of December 31, 2019, our actual financial ratios calculated in accordance with our Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level
Interest Charge Coverage Ratio	19.29 to 1.00	3.50 to 1.00
Maximum level
Leverage Ratio	0.53 to 1.00	3.25 to 1.00

As of December 31, 2019, we were in compliance with all covenants related to the Credit Agreement.

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

As of December 31, 2019, our actual fixed charge coverage ratio calculated in accordance with our senior note agreement compared to the required ratio therein was as follows:

	Actual Ratio	Required Level
Minimum level
Fixed Charge Coverage Ratio	8.50 to 1.00	2.00 to 1.00

In addition to financial ratios, the Credit Agreement and senior note agreement contain affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreements.

Working capital (defined as current assets less current liabilities) as of December 31, 2019 was $315.6 million compared to $372.6 million as of December 31, 2018. The ratio of current assets to current liabilities was 1.8 to 1 as of December 31, 2019 compared to 2.1 to 1 as of December 31, 2018. The decrease in working capital is primarily related to an increase in the current portion of long-term debt due to the reclassification of the senior note from long-term debt to current portion of long-term debt. The senior note, which is described further in Note 11 of Notes to the Consolidated Financial Statements in this Annual Report 10-K, is due in June of 2020.

Non-GAAP Financial Measures

In accordance with the SEC's Regulation G and Item 10(e) of Regulation S-K, the following provides definitions of the non-GAAP measures used by management. We believe that these measures enhance the overall understanding of underlying business results and trends. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to more fully understand our business results.

These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.

Organic sales growth is a non-GAAP measure of sales growth that excludes the impacts of acquisitions, divestitures and foreign exchange from period-over-period comparisons. A reconciliation to the most closely related U.S. GAAP measure, net sales, has been included in our discussion within “Results of Operations” above. Organic net sales should be considered in addition to, and not as a replacement for or as a superior measure to net sales. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, by facilitating easier comparisons of our revenue performance with prior and future periods.

Adjusted operating income, adjusted operating margins, adjusted net income, and adjusted earnings per share are non-GAAP measures that exclude certain expenses incurred and benefits recognized in the periods presented that relate primarily to our global restructuring programs, professional fees incurred to optimize and simplify our European legal structure and gain a deeper understanding of our product/customer profitability by end market, acquisition related costs, footprint optimization, the related income tax impacts on these items and other tax adjustments, including the impact of the 2017 Tax Act. Management believes reporting these financial measures provides useful information to investors, potential investors and others, by facilitating easier comparisons of our performance with prior and future periods.

A reconciliation of U.S. GAAP results to these adjusted non-GAAP measures is provided below:

	Year Ended
	December 31,	December 31,
	2019	2018

Net sales	$1,600.5	$1,564.9

Operating income - as reported	197.1	188.4
Operating margin %	12.3%	12.0%

Adjustments for special items:
Restructuring	4.3	3.4
Professional fees	3.1	—
Acquisition related costs	0.9	—
Footprint optimization	0.8	—
Total adjustments for special items	$9.1	$3.4

Operating income - as adjusted	$206.2	$191.8
Adjusted operating margin %	12.9%	12.3%

Net income - as reported	$131.5	$128.0

Adjustments for special items - tax effected:
Restructuring	3.2	2.5
Professional fees	3.1	—
Acquisition related costs	0.7	—
Footprint optimization	0.6	—
Other tax items	—	1.5
The 2017 Tax Act	—	(3.7)
Total adjustments for special items - tax effected:	$7.6	$0.3

Net income as adjusted	$139.1	$128.3

Diluted earnings per share - as reported	3.85	3.73
Adjustments for special items	0.22	0.01
Diluted earnings per share - as adjusted	$4.07	$3.74

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Year Ended December 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$194.0	$169.4
Less: additions to property, plant, and equipment	(29.2)	(35.9)
Plus: proceeds from the sale of property, plant, and equipment	0.1	2.2
Free cash flow	$164.9	$135.7
Net income —as reported	$131.5	$128.0
Cash conversion rate of free cash flow to net income	125.4%	106.0%

Our free cash flow increased in 2019 when compared to 2018 primarily from inventory reductions, higher net income, and lower capital expenditures in 2019. Additionally, in 2018 we made higher tax payments, including withholding taxes on repatriated cash.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, decreased to 8.4% for 2019 from 14.3% in 2018. The decrease was driven by a decrease in net debt outstanding at December 31, 2019, primarily due to paying down approximately $30 million of our outstanding Term Loan Facility as well as approximately $15 million on our Revolving Credit Facility. The decrease in net debt was also due to an increase in cash and cash equivalents of $15.6 million. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,	December 31,
	2019	2018
	(in millions)
Current portion of long‑term debt	$105.0	$30.0
Plus: long-term debt, net of current portion	204.2	323.4
Less: cash and cash equivalents	(219.7)	(204.1)
Net debt	$89.5	$149.3

A reconciliation of capitalization is provided below:

	December 31,	December 31,
	2019	2018
	(in millions)
Net debt	$89.5	$149.3
Total stockholders’ equity	978.0	891.3
Capitalization	$1,067.5	$1,040.6
Net debt to capitalization ratio	8.4%	14.3%

Contractual Obligations

Our contractual obligations as of December 31, 2019 are presented in the following table:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1‑3 years	4‑5 years	5 years
	(in millions)
Long-term debt obligations, including current maturities(a)(c)	$310.0	$105.0	$205.0	$—	$—
Operating lease obligations (d)	51.2	11.0	11.8	6.9	21.5
Finance lease obligations(a)	4.3	1.9	1.8	0.5	0.1
Pension contributions	10.8	0.8	1.0	1.2	7.8
Interest	8.3	7.5	0.8	—	—
2017 Tax Act Toll Tax payable	18.9	—	3.8	15.1	—
Other(b)	61.7	55.1	2.6	0.8	3.2
Total	$465.2	$181.3	$226.8	$24.5	$32.6
(a)	as recognized in the consolidated balance sheet.

(b)	the majority relates to commodity and capital commitments at December 31, 2019.

(c)	the payment in less than one year represents the fourth year of amortization of the term loan under the Credit Agreement and also the payment of the principal balance of the Note Purchase Agreement. See Note 11 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details of our financing arrangements.

(d)	includes obligations as recognized in the consolidated balance sheet as well as operating lease commitments with a commencement date after December 31, 2019.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $25.8 million as of December 31, 2019 and December 31, 2018. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore they do not necessarily represent future cash flow obligations and are not included in the table above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no significant changes in our accounting policies or significant changes in our accounting estimates during 2019, with the exception of the change in our lease accounting policy resulting from the adoption of ASC 842 as described in Note 5 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Inventory valuation

Inventories are stated at the lower of cost or net realizable value with costs determined primarily on a first-in first-out basis. We utilize both specific product identification and historical product demand as the basis for determining our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to three years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower-than- expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

1)A review of the most recent fair value calculation to identify the extent of the cushion between fair value and carrying amount, to determine if a substantial cushion existed.

2)A review of events and circumstances that have occurred since the most recent fair value calculation to determine if those events or circumstances would have affected our previous fair value assessment. Items identified and reviewed include macroeconomic conditions, industry and market changes, cost factor changes, events that affect the reporting unit, and financial performance against expectations and the reporting unit’s performance relative to peers.

We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required.

In 2019, we had seven reporting units. One of these reporting units, Water Quality, had no goodwill. We performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA.

As of our October 27, 2019 testing date, we had $579.4 million of goodwill on our balance sheet. As a result of our qualitative analyses, we determined that the fair values of the six reporting units noted above were more likely than not greater than the carrying amounts. In 2019, we did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are typically determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2019 impairment assessment, which occurred as of October 27, 2019, we performed a qualitative assessment for certain tradenames where the fair value significantly exceeded the carrying value in the 2018 quantitative assessment, had sales growth in 2019, and no other indicators of impairment were present. For the remaining tradenames in 2019, the Company performed a quantitative assessment. The methodology we employed for the quantitative assessments was the relief from royalty method, a subset of the income approach. During 2019, 2018, and 2017, no impairment was recognized on our indefinite-lived intangible assets.

Product liability

Because of retention requirements associated with our insurance policies, we are generally self-insured for potential product liability claims. We are subject to a variety of potential liabilities in connection with product liability cases, and for our most significant volume of liability matters, we maintain a high self-insured retention limit within our product liability and general liability coverage, which we believe to be generally in accordance with industry practices. We maintain excess liability insurance to minimize our risks related to claims in excess of our primary insurance policies. The product liability accrual is established after considering any applicable insurance coverage.

For our product liability cases in the U.S., we establish a product liability accrual, which includes legal costs associated with accrued claims. For our most significant volume of liability matters, we utilize third-party actuarial valuations which incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party claims administrators to establish our product liability accrual. For the remainder of our product liability accrual, where we do not utilize third-party actuarial valuations, we maintain insurance and calculate potential product liability accruals which includes legal costs associated with the accrued claims on a case by case basis. Changes in the nature of product liability claims, legal costs, or the actual settlement amounts could affect the adequacy of the estimates and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental issues and product liability as discussed in more detail in Part I, Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 15. As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are often developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period depending, in part, upon the operating results for such period.

Income taxes

We are subject to income taxes in the U.S. (federal and state) and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.

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

We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the Toll Tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we completed the analysis based on legislative updates relating to the Act currently available, which resulted in an additional tax benefit of $3.7 million in the fourth quarter of 2018 and a final total tax charge of $21.4 million related to implementation of the 2017 Tax Act.

New Accounting Standards

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. Beginning in the first quarter of 2018, we entered into forward exchange contracts that settle quarterly and which hedge approximately 70% to 80% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. Beginning in the first quarter of 2019, we entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction occurs associated with the hedged forecasted transaction, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings. The fair value of our designated foreign hedge contracts outstanding as of December 31, 2019 was a liability balance of $0.2 million.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, stainless steel, steel, plastic and other materials, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and in that such controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

Remediation of Previously Identified Material Weakness

As disclosed in our 2018 Annual Report on Form 10-K, management identified a material weakness related to our not having an effective risk assessment process to identify all relevant risks within the process we implemented to account for changes resulting from the Tax Cuts and Jobs Act of 2017.

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting, including enhancing our risk assessment process, process level controls and procedures over the judgments and estimates included in new and emerging financial reporting matters, including the involvement of external experts when necessary. The remediation efforts both addressed the identified material weakness and also enhanced our overall financial reporting control environment. As of December 31, 2019, we have determined that our previously reported material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, and except for the change in our leasing controls resulting from the adoption of ASC 842 as described in Note 2 in the Notes to Consolidated Financial Statements, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although the new leasing standard did not have a material impact on our consolidated statement of operations or our consolidated statement of cash flows, it did have a material impact on our consolidated balance sheet and disclosures. We implemented changes to our processes related to lease accounting and the control activities within them. These included the development of new policies based on the requirements of ASC 842, including new training, new lease authorization requirements, ongoing contract review, certification requirements, system controls and review, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Watts Water Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Watts Water Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2020

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Information about Our Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director” and “Corporate Governance,” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 is incorporated herein by reference.

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

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, about the shares of Class A common stock that may be issued upon the exercise of stock options, settlement of performance stock awards and vesting of deferred stock awards issued under the Company’s Second Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Second Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted‑average exercise	under equity compensation
	outstanding options,		price of outstanding options,	plan (excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	453,240	(1)	$—	1,889,955	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	453,240	(1)	$—	1,889,955	(2)
(1)	Represents 9,862 outstanding options, 237,650 performance stock awards and 94,874 deferred stock awards under the Second Amended and Restated 2004 Stock Incentive Plan, and 110,854 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)	Includes 1,148,907 shares available for future issuance under the Second Amended and Restated 2004 Stock Incentive Plan, and 741,048 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information provided under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	82

All other required schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Watts Water Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, and ASU 2018-11, Targeted Improvements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of assumptions underlying the product liability accrual

As discussed in Notes 10 and 15 to the consolidated financial statements, the Company’s product liability accrual as of December 31, 2019 was $22.2 million. The product liability accrual represents the actuarially determined estimated future costs of product liability claims from products on a disaggregated basis based on historical loss trend factors and the Company’s specific claims experience. The Company’s estimated future costs include assumptions regarding the frequency and severity of reported and incurred but not reported claims.

We identified the evaluation of the key assumptions that were used in the actuarial methods to estimate the product liability accrual as a critical audit matter. Specialized skills were needed to evaluate the Company’s assumptions regarding the frequency and severity of reported and incurred but not reported claims and the impact of those assumptions on the actuarial methods. In addition, a high degree of auditor judgment was required to evaluate the Company’s estimate of the frequency and severity of these claims.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s product liability estimation process, including controls over the development of the above assumptions used to estimate the cost of reported and incurred but not reported claims. We compared a sample of claims received by the Company that formed the basis for the estimate to underlying documentation. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

•Assessing the actuarial methods used by the Company to estimate the product liability accrual for consistency with generally accepted actuarial standards, and

•Developing an estimate of the product liability accrual utilizing the Company’s claims experience.

We compared the output of the actuarial calculations to the amounts recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

February 20, 2020

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Year Ended December 31,
	2019	2018	2017
Net sales	$1,600.5	$1,564.9	$1,456.7
Cost of goods sold	923.0	908.4	854.3
GROSS PROFIT	677.5	656.5	602.4
Selling, general and administrative expenses	476.1	464.7	432.3
Restructuring	4.3	3.4	6.8
Other long-lived asset impairment charges	—	—	1.0
OPERATING INCOME	197.1	188.4	162.3
Other (income) expense:
Interest income	(0.4)	(0.8)	(1.0)
Interest expense	14.1	16.3	19.1
Other (income) expense	(0.5)	(1.7)	1.1
Total other expense	13.2	13.8	19.2
INCOME BEFORE INCOME TAXES	183.9	174.6	143.1
Provision for income taxes	52.4	46.6	70.0
NET INCOME	$131.5	$128.0	$73.1
Basic EPS
NET INCOME PER SHARE	$3.86	$3.73	$2.12
Weighted average number of shares	34.1	34.3	34.4
Diluted EPS
NET INCOME PER SHARE	$3.85	$3.73	$2.12
Weighted average number of shares	34.2	34.3	34.4
Dividends declared per share	$0.90	$0.82	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$131.5	$128.0	$73.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5.0)	(23.7)	51.1
Cash flow hedges	(4.7)	1.7	0.6
Other comprehensive (loss) income	(9.7)	(22.0)	51.7
Comprehensive income	$121.8	$106.0	$124.8

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$219.7	$204.1
Trade accounts receivable, less allowance for doubtful accounts of $14.3 million at December 31, 2019 and $15.0 million at December 31, 2018	219.8	205.5
Inventories, net	270.1	286.8
Prepaid expenses and other current assets	25.3	24.9
Total Current Assets	734.9	721.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	557.9	537.4
Accumulated depreciation	(357.9)	(335.5)
Property, plant and equipment, net	200.0	201.9
OTHER ASSETS:
Goodwill	581.1	544.8
Intangible assets, net	151.4	165.2
Deferred income taxes	2.7	1.6
Other, net	53.0	18.9
TOTAL ASSETS	$1,723.1	$1,653.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123.3	$127.2
Accrued expenses and other liabilities	133.4	130.6
Accrued compensation and benefits	57.6	60.9
Current portion of long-term debt	105.0	30.0
Total Current Liabilities	419.3	348.7
LONG-TERM DEBT, NET OF CURRENT PORTION	204.2	323.4
DEFERRED INCOME TAXES	38.6	38.5
OTHER NONCURRENT LIABILITIES	83.0	51.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,586,416 shares at December 31, 2019 and 27,646,465 shares at December 31, 2018	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,279,290 shares at December 31, 2019 and 6,329,290 shares at December 31, 2018	0.6	0.6
Additional paid-in capital	591.5	568.3
Retained earnings	513.9	440.7
Accumulated other comprehensive loss	(130.8)	(121.1)
Total Stockholders’ Equity	978.0	891.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,723.1	$1,653.7

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in millions, except share information)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2016	27,831,013	$2.8	6,379,290	$0.6	$535.2	$348.5	$(150.8)	$736.3
Share based payment change in accounting principle	—	—	—	—	—	(0.5)	—	(0.5)
Net income	—	—	—	—	—	73.1	—	73.1
Other comprehensive income	—	—	—	—	—	—	51.7	51.7
Comprehensive income								124.8
Shares of Class A common stock issued upon the exercise of stock options	31,377	—	—	—	1.7	—	—	1.7
Stock-based compensation	—	—	—	—	13.9	—	—	13.9
Stock repurchase	(277,886)	—	—	—	—	(18.2)	—	(18.2)
Issuance of shares of restricted Class A common stock	87,443	—	—	—	—	(2.4)	—	(2.4)
Net change in restricted stock units	52,245	—	—	—	1.0	(1.7)	—	(0.7)
Common stock dividends	—	—	—	—	—	(25.9)	—	(25.9)
Balance at December 31, 2017	27,724,192	$2.8	6,379,290	$0.6	$551.8	$372.9	$(99.1)	$829.0
Reporting Comprehensive Income change in accounting principle (ASU 2018-02)	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	128.0	—	128.0
Other comprehensive income	—	—	—	—	—	—	(22.0)	(22.0)
Comprehensive income								106.0
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	45,939	—	—	—	2.5	—	—	2.5
Stock-based compensation	—	—	—	—	13.8	—	—	13.8
Stock repurchase	(340,106)	—	—	—	—	(26.0)	—	(26.0)
Issuance of net shares of restricted Class A common stock	115,120	—	—	—	—	(3.1)	—	(3.1)
Net change in restricted stock units	51,320	—	—	—	0.2	(2.1)	—	(1.9)
Common stock dividends	—	—	—	—	—	(28.3)	—	(28.3)
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	131.5	—	131.5
Other comprehensive income	—	—	—	—	—	—	(9.7)	(9.7)
Comprehensive income								121.8
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	38,288	—	—	—	2.1	—	—	2.1
Stock-based compensation	—	—	—	—	17.8	—	—	17.8
Stock repurchase	(227,620)	—	—	—	—	(19.5)	—	(19.5)
Net change in restricted stock units	79,283	—	—	—	3.3	(7.4)	—	(4.1)
Common stock dividends	—	—	—	—	—	(31.4)	—	(31.4)
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	978.0

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$131.5	$128.0	$73.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.0	28.9	29.7
Amortization of intangibles	15.6	19.6	22.5
Loss on disposal and impairment of property, plant and equipment and other	0.8	0.2	2.1
Stock-based compensation	17.8	13.8	13.9
Deferred income tax	1.3	(15.3)	6.4
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(15.0)	6.0	(7.5)
Inventories	17.0	(34.5)	(8.4)
Prepaid expenses and other assets	(1.6)	0.6	14.7
Accounts payable, accrued expenses and other liabilities	(4.4)	22.1	9.4
Net cash provided by operating activities	194.0	169.4	155.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(29.2)	(35.9)	(29.4)
Proceeds from the sale of property, plant and equipment	0.1	2.2	0.4
Net proceeds from the sale of assets, and other	—	0.2	3.1
Purchase of intangible assets	—	(0.7)	(1.5)
Business acquisitions, net of cash acquired and other	(42.7)	(1.7)	0.1
Net cash used in investing activities	(71.8)	(35.9)	(27.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	82.0	50.0	20.0
Payments of long-term debt	(127.0)	(194.5)	(178.0)
Payments for withholdings on vested stock awards, finance leases and other	(11.8)	(6.6)	(4.9)
Proceeds from share transactions under employee stock plans	2.1	2.5	1.7
Payments to repurchase common stock	(19.5)	(26.0)	(18.2)
Dividends	(31.4)	(28.3)	(25.9)
Net cash used in financing activities	(105.6)	(202.9)	(205.3)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(6.7)	18.5
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15.6	(76.1)	(58.2)
Cash and cash equivalents at beginning of year	204.1	280.2	338.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$219.7	$204.1	$280.2
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$43.3	$4.1	$—
Cash paid, net of cash acquired	42.7	1.7	—
Gain on acquisition	—	—	(0.1)
Liabilities assumed	$0.6	$2.4	$—
Issuance of stock under management stock purchase plan	$1.8	$1.9	$0.9
CASH PAID FOR:
Interest	$17.1	$19.1	$18.8
Income taxes	$50.8	$55.3	$39.4

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

Watts Water Technologies, Inc. (the Company) is a leading supplier of products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets of the Americas, Europe, and Asia-Pacific, Middle East, and Africa (APMEA). For over 140 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

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

The Company considers current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company also monitors the creditworthiness of the Company’s largest customers and periodically reviews customer credit limits to reduce risk. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted.

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2019, 2018, and 2017, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Market value is determined by replacement cost or net realizable value. The Company utilizes both specific product identification and historical product demand as the basis for determining its excess or obsolete inventory reserve. The Company identifies all inventories that exceed a range of one to three years in sales. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of the Company’s products contain recoverable materials, therefore the excess and obsolete reserve is established net of any recoverable amounts. Changes in market conditions, lower-than- expected customer demand or changes in technology or features could result in additional obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

Long-Lived Assets

Intangible assets with estimable lives and other long-lived assets are reviewed for indicators of impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

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

Measuring the lease liability requires certain estimates and judgments. These estimates and judgments include how the Company determines 1) the discount rate it uses to discount the unpaid lease payments to present value; 2) lease term; and 3) lease payments.

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
●	Lease payments included in the measurement of the lease liability include the following:
o	Fixed payments, including in-substance fixed payments, owed over the lease term (which includes termination penalties the Company would owe if the lease term assumes Company exercise of a termination option), less any lease incentives paid or payable to the Company;
o	Variable lease payments that depend on an index or rate initially measured using the index or rate at the commencement date;
o	Amounts expected to be payable under a Company-provided residual value guarantee; and
o	The exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise that option.

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

ROU assets for operating and finance leases are periodically assessed for impairment. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment- Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

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

The Company recognizes tax benefits when the item in question meets the more–likely–than-not (greater than 50% likelihood of being sustained upon examination by the taxing authorities) threshold.

Foreign Currency Translation

The functional currency for most of the Company’s foreign subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity. Transaction gains and losses are included in other (income) expense, net in the consolidated statements of operations. For subsidiaries where the functional currency of the assets and liabilities differs from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments for these subsidiaries are included in other (income) expense, net in the consolidated statements of operations.

Stock-Based Compensation

The Company records compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards for restricted stock awards and deferred stock awards. Stock-based compensation expense for restricted stock awards and deferred stock awards is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The performance stock units offered by the Company to employees are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period of the respective grant. The Company does not reclassify the benefits associated with tax deductions in excess of recognized compensation cost from operating activities to financing activities in the Consolidated Statement of Cash Flows.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share assumes the conversion of all dilutive securities.

Net income and the number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Year Ended December 31,
	2019			2018			2017
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(Amounts in millions, except per share information)
Basic EPS	$131.5	34.1	$3.86	$128.0	34.3	$3.73	$73.1	34.4	$2.12
Dilutive securities, principally common stock options	—	0.1	(0.01)	—	—	—	—	—	—
Diluted EPS	$131.5	34.2	$3.85	$128.0	34.3	$3.73	$73.1	34.4	$2.12

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

Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The Company has two interest rate swaps designated as cash flow hedges as of December 31, 2019 and 2018. The Company also has foreign exchange hedges designated as cash flow hedges as of December 31, 2019 and 2018. Refer to Note 16 for further details.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $57.6 million, $56.3 million and $52.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $39.6 million, $34.5 million and $29.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Recently Adopted Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, “Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in the financial statements. This guidance permits hedge accounting for risk components in hedging relationships that involve nonfinancial risk, reduces complexity in hedging for fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedging ineffectiveness, and simplifies certain hedge effectiveness assessment requirements. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and an ROU asset representing the right to use the underlying asset for the lease term for both finance and operating leases with a term longer than twelve months. Topic 842 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11 “Targeted Improvements.” ASU 2016-02 was effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under ASC 842, leases are classified as finance or operating, with the classification determining the pattern and classification of expense recognition in the income statement.

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

As a result of adopting ASC 842, the Company recorded operating ROU assets of $33.6 million and operating lease liabilities of $33.9 million as of January 1, 2019 on the consolidated balance sheet. The difference between the ROU assets and lease liabilities related to the impact of eliminating deferred and prepaid lease payments recognized under the previous lease accounting standard. The Company’s adoption of ASC 842 did not result in a change to the Company’s recognition of its existing finance leases as of January 1, 2019. The adoption of the new lease accounting standard did not have a material impact on either the consolidated statement of operations or the consolidated statement of cash flows. However, ASU 2016-02 has significantly affected the Company’s disclosures about noncash activities related to leases. Additionally, the Company’s lease-related disclosures have significantly increased as of and for the year ended December 31, 2019 as compared to prior years. See Note 5 to the consolidated financial statements.

Accounting Standards Updates

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The effective date for adoption of this ASU is the calendar year beginning January 1, 2021 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements, and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)-Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on the Company’s financial statements, and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)-Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements under Topic 820. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on the Company’s disclosures; however, this guidance does not impact the Company’s financial statements.

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. This standard is effective for reporting periods beginning after December 15, 2019. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company plans to adopt the new credit loss standard effective January 1, 2020. The Company does not expect the new credit loss standard to have a material effect on the Company’s financial statements.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Restructuring costs:
Other Actions	$4.3	$3.4	$4.4
2015 Actions	—	—	2.4
Total restructuring charges	$4.3	$3.4	$6.8

The Company recorded pre-tax restructuring in its business segments as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Americas	$—	$—	$3.1
Europe	4.3	3.4	3.3
APMEA	—	—	0.4
Total	$4.3	$3.4	$6.8

Other Actions

The Company periodically initiates other actions which are not part of a major program. Total “Other Actions” pre-tax restructuring expense was $4.3 million, $3.4 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Included in “Other Actions” for the years ended 2019 and 2018 were European restructuring activities that were initiated in 2018 and extended through 2019, as discussed below. “Other Actions” also include certain minor initiatives for which the Company incurred restructuring expenses or adjusted prior restructuring reserves in the years ended December 31, 2019, 2018 and 2017.

In the third quarter of 2018, management initiated restructuring actions primarily associated with the European headquarters as well as cost savings initiatives at certain European manufacturing facilities.  These actions included reductions in force and other related costs within the Company’s Europe segment.  The pre-tax charges for the year ended December 31, 2018 were approximately $4.0 million and primarily included severance benefits. The total restructuring charges associated with the program were initially estimated to be approximately $5.0 million.  Total pre-tax charges for the program increased in 2019, resulting in total program restructuring charges of approximately $8.3 million. The additional restructuring costs primarily related to increased severance and other related costs. Restructuring charges incurred in 2019 related to this action were $4.3 million, of which $1.6 million was incurred in the fourth quarter of 2019.  The restructuring reserve associated with these actions as of December 31, 2019 was approximately $3.2 million, and primarily relates to severance benefits.

In the fourth quarter of 2017, management initiated certain restructuring actions related to reductions in force within the Company’s Europe segment. The restructuring activities primarily included severance benefits. The total pre-tax charges associated with the Europe restructuring activities were initially expected to be approximately $4.1 million with costs being fully incurred in 2017. The company reduced its total pre-tax charges for the program to approximately $3.4 million as of September 30, 2018, primarily related to reduced severance costs. As of December 31, 2019, no amounts are reserved associated with these actions and the actions are complete.

2015 Actions in the Americas and APMEA

In 2015, the Board of Directors of the Company approved a transformation program relating to the Company’s Americas and APMEA businesses, which primarily involved the exit of low-margin, non-core product lines, and enhancing global sourcing capabilities. The Company eliminated approximately $165 million of the combined Americas and APMEA net sales primarily within the Company’s do-it-yourself (DIY) distribution channel. As part of this program the Company also sold an operating subsidiary in China that was previously dedicated to manufacturing products being discontinued. The program also involved the consolidation of manufacturing facilities and distribution center network optimization, including reducing the square footage and net operating footprint of the Company’s Americas facilities. On a combined basis, the total pre-tax cost for this transformation program was $59.8 million, including restructuring costs of $18.1 million, goodwill and intangible asset impairments of $13.5 million and other transformation and deployment costs of approximately $28.2 million. The other transformation and deployment costs included consulting and project management fees, inventory write-offs, and other associated costs. All costs associated with the Americas and APMEA transformation program were incurred as of December 31, 2017, with no amounts remaining reserved for as of December 31, 2018. The Company incurred pre-tax charges for the year ended December 31, 2017 of approximately $2.4 million primarily related to asset write-downs and facility exit costs.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	Year ended December 31, 2019
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$609.5	$305.0	$59.2	$973.7
OEM	83.5	143.2	1.9	228.6
Specialty	326.8	—	4.3	331.1
DIY	64.3	2.8	—	67.1
Total	$1,084.1	$451.0	$65.4	$1,600.5

	Year ended December 31, 2019
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$610.5	$171.3	$45.7	$827.5
HVAC and Gas Products	294.6	188.2	15.2	498.0
Drainage and Water Re-use Products	80.2	88.8	3.4	172.4
Water Quality Products	98.8	2.7	1.1	102.6
Total	$1,084.1	$451.0	$65.4	$1,600.5

	Year ended December 31, 2018
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$578.8	$314.2	$59.9	$952.9
OEM	79.0	150.0	1.4	230.4
Specialty	312.1	—	4.5	316.6
DIY	62.2	2.8	—	65.0
Total	$1,032.1	$467.0	$65.8	$1,564.9

	Year ended December 31, 2018
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$582.0	$176.2	$46.2	$804.4
HVAC and Gas Products	289.2	201.6	16.2	507.0
Drainage and Water Re-use Products	73.1	87.8	2.2	163.1
Water Quality Products	87.8	1.4	1.2	90.4
Total	$1,032.1	$467.0	$65.8	$1,564.9

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2019	$1.0	$11.3	$2.7
Change in period	(0.7)	0.1	—
Balance - March 31, 2019	$0.3	$11.4	$2.7
Change in period	(0.2)	0.7	0.1
Balance - June 30, 2019	$0.1	$12.1	$2.8
Change in period	—	(0.3)	0.2
Balance - September 29, 2019	$0.1	$11.8	$3.0
Change in period	0.3	(0.3)	(0.1)
Balance - December 31, 2019	$0.4	$11.5	$2.9

Balance - January 1, 2018	$0.6	$11.3	$2.1
Change in period	1.1	0.2	0.3
Balance - April 1, 2018	$1.7	$11.5	$2.4
Change in period	(0.3)	0.1	0.3
Balance - July 1, 2018	$1.4	$11.6	$2.7
Change in period	0.4	(0.4)	—
Balance - September 30, 2018	$1.8	$11.2	$2.7
Change in period	(0.8)	0.1	—
Balance - December 31, 2018	$1.0	$11.3	$2.7

The amount of revenue recognized that was included in the opening contract liability balance was $11.8 million and $11.3 million for the years ended December 31, 2019 and 2018, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to Contract Assets for the years ended December 31, 2019 and 2018.

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

(5) Leases

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of December 31, 2019 were as follows:

December 31, 2019
(in millions)
Operating Leases (1)
Real Estate	$33.1
Automobile	3.0
Machinery and equipment	3.0
Total operating lease ROU Asset	$39.1

Finance Leases (2)
Real Estate	$14.4
Machinery and equipment	4.8
Less: Accumulated depreciation	(8.5)
Finance Leases, net	$10.7
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of December 31, 2019 was as follows:

	December 31, 2019
	Operating Leases	Finance Leases
	(in millions)
2020	$10.8	$1.9
2021	6.8	1.1
2022	4.7	0.7
2023	3.7	0.3
2024	3.2	0.2
Thereafter	21.5	0.1
Total undiscounted minimum lease payments	$50.7	$4.3
Less imputed interest	9.2	0.2
Total lease liabilities	$41.5	$4.1
Included in the consolidated balance sheet
Current lease liabilities (included in other current liabilities)	9.6	1.9
Non-Current lease liabilities (included in other non-current liabilities)	31.9	2.2
Total lease liabilities	$41.5	$4.1

The total lease cost consisted of the following amounts:

Year Ended
December 31, 2019
(in millions)
Operating lease cost	$11.9
Amortization of finance lease right-of-use assets	1.2
Interest on finance lease liabilities	0.2
Variable lease cost	3.1
Total lease cost	$16.4

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

December 31, 2019
(in millions)
Operating cash flows from operating leases	$11.4
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	1.7
Total cash paid for amounts included in the measurement of lease liabilities	13.3
Finance lease liabilities arising from obtaining right-of-use assets	1.4
Operating lease liabilities arising from obtaining right-of-use assets	19.8

The following summarizes additional information related to operating and finance leases:

	December 31, 2019
Weighted-average remaining lease term - finance leases	2.8	years
Weighted-average remaining lease term - operating leases	9.1	years
Weighted-average discount rate - finance leases	3.8%
Weighted-average discount rate - operating leases	3.7%

(6) Goodwill & Intangibles

Goodwill

The Company performs its annual goodwill impairment testing for each reporting unit as of fiscal October month end or earlier if there is a triggering event or circumstance that indicates an impairment loss may have occurred. As of the October 27, 2019 testing date, the Company had $579.4 million of goodwill on its balance sheet. In 2019, the Company had seven reporting units. One of these reporting units, Water Quality, had no goodwill. The Company performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA. As a result of the qualitative analyses, the Company determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2019 and 2018, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

In the third quarter of 2019, the Company completed an acquisition within the Americas segment resulting in $38.3 million of goodwill. The acquisition is not considered material to the Company’s consolidated financial statements. The changes in the carrying amount of goodwill by geographic segment are as follows:

	December 31, 2019
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2019	Period	and Other	2019	2019	the Period	2019	2019
	(in millions)
Americas	$438.1	38.3	$0.4	$476.8	$(24.5)	—	$(24.5)	$452.3
Europe	243.7	—	(2.3)	241.4	(129.7)	—	(129.7)	111.7
APMEA	30.1	—	(0.1)	30.0	(12.9)	—	(12.9)	17.1
Total	$711.9	38.3	$(2.0)	$748.2	$(167.1)	—	$(167.1)	$581.1

	December 31, 2018
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2018	Period	and Other	2018	2018	the Period	2018	2018
	(in millions)
Americas	$437.4	$1.5	$(0.8)	$438.1	$(24.5)	$—	$(24.5)	$413.6
Europe	249.3	—	(5.6)	243.7	(129.7)	—	(129.7)	114.0
APMEA	30.9	—	(0.8)	30.1	(12.9)	—	(12.9)	17.2
Total	$717.6	$1.5	$(7.2)	$711.9	$(167.1)	$—	$(167.1)	$544.8

Long-Lived Assets

Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is “more likely than not” that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. In 2019, the Company performed a qualitative assessment for certain tradenames where the fair value significantly exceeded the carrying value in the 2018 quantitative assessment, had sales growth in 2019, and no other indicators of impairment were present. For the remaining tradenames in 2019, the Company performed a quantitative assessment. For the 2018 and 2017 impairment assessments, the Company performed quantitative assessments for all indefinite-lived intangible assets. The methodology employed for quantitative assessments was the relief from royalty method, a subset of the income approach. Based on the results of the assessments, the Company did not recognize an impairment on any indefinite-lived intangibles in 2019, 2018, or 2017.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pre-tax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pre-tax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows. In 2019 and 2018, there were no indications of the carrying amounts of intangible assets with estimable lives not being recoverable. In 2017, the Company recognized a $1.0 million impairment charge in the Americas segment for a technology asset as a change in market expectations indicated the carrying amount of this asset was no longer recoverable.

Intangible assets include the following:

	December 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.9)	$0.2	$16.1	$(15.8)	$0.3
Customer relationships	232.8	(156.3)	76.5	232.9	(146.9)	86.0
Technology	56.9	(31.6)	25.3	54.6	(27.3)	27.3
Trade names	26.0	(13.1)	12.9	26.1	(11.5)	14.6
Other	4.3	(3.6)	0.7	4.3	(3.5)	0.8
Total amortizable intangibles	336.1	(220.5)	115.6	334.0	(205.0)	129.0
Indefinite-lived intangible assets	35.8	—	35.8	36.2	—	36.2
	$371.9	$(220.5)	$151.4	$370.2	$(205.0)	$165.2

Aggregate amortization expense for amortized intangible assets for 2019, 2018 and 2017 was $15.6 million, $19.6 million and $22.5 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $14.3 million for 2020, $13.2 million for 2021, $11.9 million for 2022, $11.5 million for 2023, and $11.3 million in 2024. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 11.0 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 1.9 years, 10.3 years, 6.6 years, 13.3 years and 17.5 years, respectively. Indefinite-lived intangible assets include trade names and trademarks.

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2019	2018
	(in millions)
Raw materials	$83.4	$87.4
Work-in-process	15.5	17.3
Finished goods	171.2	182.1
	$270.1	$286.8

Raw materials, work-in-process and finished goods are net of valuation reserves of $27.9 million and $27.4 million as of December 31, 2019 and 2018, respectively. Finished goods of $16.7 million and $17.4 million as of December 31, 2019 and 2018, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2019	2018
	(in millions)
Land	$13.9	$14.1
Buildings and improvements	175.8	165.7
Machinery and equipment	354.7	342.2
Construction in progress	13.5	15.4
	557.9	537.4
Accumulated depreciation	(357.9)	(335.5)
	$200.0	$201.9

(9) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2019	2018
	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$18.8	$16.2
Intangibles	32.1	33.8
Goodwill	21.0	17.4
Foreign earnings	3.9	5.1
Operating lease ROU assets	10.3	—
Other	4.9	3.2
Total deferred tax liabilities	91.0	75.7
Deferred income tax assets:
Accrued expenses	7.8	7.0
Product liability	6.3	6.0
Operating lease liabilities	10.4	—
Stock based compensation	5.4	4.8
Foreign tax credits	32.7	33.5
Net operating loss carry forward	6.4	6.1
Inventory reserves	5.2	6.0
Other	9.5	5.3
Total deferred tax assets	83.7	68.7
Less: valuation allowance	(28.6)	(29.9)
Net deferred tax assets	55.1	38.8
Net deferred tax liabilities	$(35.9)	$(36.9)

The provision for income taxes is based on the following pre-tax income:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Domestic	$119.9	$103.2	$80.3
Foreign	64.0	71.4	62.8
	$183.9	$174.6	$143.1

The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current tax expense:
Federal	$18.7	$24.7	$42.1
Foreign	25.5	29.0	17.3
State	6.4	7.7	4.2
	50.6	61.4	63.6
Deferred tax expense (benefit):
Federal	2.5	(3.2)	4.0
Foreign	(2.1)	(7.7)	8.5
State	1.4	(1.9)	5.9
	1.8	(12.8)	18.4
Deferred tax remeasurement of the 2017 Tax Act	—	(2.0)	(12.0)
	$52.4	$46.6	$70.0

The 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017 and resulted in significant changes to the U.S. corporate income tax system. These changes included lowering the U.S. Corporate income tax rate from 35% to 21% and the elimination or reduction of certain domestic deductions and credits. The 2017 Tax Act also transitioned international taxation from a worldwide system to a modified territorial system creating new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the Global Intangible Low-taxed Income Tax and the Annual Anti-Base Erosion Tax, respectively. The 2017 Tax Act also imposed a one-time mandatory deemed repatriation tax (“Toll Tax”) on foreign subsidiaries’ previously untaxed accumulated foreign earnings.

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

Toll Tax

The 2017 Tax Act imposed a one-time Toll Tax which required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and cash equivalents and 8% on the remaining earnings. For the year ended December 31, 2017, the Company recorded a provisional amount of $23.3 million related to the Toll Tax. As of December 31, 2018, the Company recorded tax expense based on final guidance on the 2017 Tax Act of $10.2 million, which resulted in a total Toll Tax charge of $33.5 million which is being paid over eight years beginning in 2018 and will not accrue interest.

Deferred Tax Remeasurement

As the Company’s deferred tax liabilities exceeded the balance of the Company’s deferred tax assets, for the year ended December 31, 2017, the Company recorded a provisional amount of tax benefit of $12 million, and as of December 31, 2018, the Company recorded a final tax benefit of $2 million, for a net $14 million benefit, reflecting the decrease in the U.S. Corporate income tax rate.

Tax on Foreign Earnings

As a result of the 2017 Tax Act, the Company can repatriate its cumulative undistributed foreign earnings through that date back to the U.S. with minimal U.S. income tax consequences other than the one-time Toll Tax. The Company recorded a provisional amount of deferred tax expense of $14.6 million, and as of December 31, 2018, the Company recorded a final tax benefit of $2 million, for a net deferred tax expense of $12.6 million for the future repatriation of foreign earnings.

Actual income taxes reported are different than what would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Computed expected federal income expense	$38.6	$36.6	$50.1
State income taxes, net of federal tax benefit	6.3	5.3	2.7
Foreign tax rate differential	4.2	2.7	(6.7)
Impact of the 2017 Tax Act	—	(3.7)	25.1
Unrecognized tax benefits, net	0.7	3.2	—
Other, net	2.6	2.5	(1.2)
	$52.4	$46.6	$70.0

At December 31, 2019, the Company had foreign net operating loss carry forwards of $25.5 million for income tax purposes before considering valuation allowances; $24.3 million of the losses can be carried forward indefinitely and $1.2 million can be carried forward until 2028. The net operating losses consist of $24.3 million related to Austrian operations and $1.2 million related to Korean operations.

At December 31, 2019, all U.S. capital loss carry forwards were utilized or expired.

At December 31, 2019 and December 31, 2018, the Company had foreign tax credit carry forwards of $32.7 million and $33.5 million, respectively, for income tax purposes before considering valuation allowances. The foreign tax credit carryforwards expire in 2028.

At December 31, 2019 and December 31, 2018, the Company had valuation allowances of $28.6 million and $29.9 million, respectively.  At December 31, 2019, $22.3 million related to foreign tax credits and $6.3 million related to Austrian and Korean net operating losses. At December 31, 2018, $23.8 million related to foreign tax credits and $6.1 million related to Austrian net operating losses. Management believes that the ability of the Company to use such foreign tax credits and losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

After December 31, 2017, the Company considered all of its foreign earnings to be permanently reinvested outside of the U.S. and has no plans to repatriate these foreign earnings to the U.S.

Unrecognized Tax Benefits

As of December 31, 2019, the Company had gross unrecognized tax benefits of approximately $9.3 million, approximately $4.6 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state income tax items and allowable correlative adjustments that are available for certain jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

(in millions)
Balance at January 1, 2019	$10.2
Increases related to prior year tax positions	0.6
Decreases due to lapse in statutes	(1.3)
Currency movement	(0.2)
Balance at December 31, 2019	$9.3

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2019 may decrease by approximately $3.5 million in the next twelve months, as a result of lapses in statutes of limitations and settlements of open audits.

In February 2018, the United States Internal Revenue Service concluded an audit of the Company’s 2016 and 2015 tax years.  There were no material adjustments as a result of the audit. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., France, Germany, Canada, and the Netherlands. The statute of limitations in the U.S. is subject to tax examination for 2016 and later; France, Germany, Canada and the Netherlands are subject to tax examination for 2012-2014 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state, local or international jurisdictions for tax years before 2014.

The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

(10) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2019	2018
	(in millions)
Commissions and sales incentives payable	$43.7	$46.3
Product liability	22.2	22.3
Other	58.7	54.6
Income taxes payable	8.8	7.4
	$133.4	$130.6

(11) Financing Arrangements

The Company’s debt consists of the following:

	December 31,
	2019	2018
	(in millions)
5.05% notes due June 2020	$75.0	75.0
Term Loan due February 2021	225.0	255.0
Line of Credit due February 2021	10.0	25.0
Total debt outstanding	310.0	355.0
Less debt issuance costs (deduction from debt liability)	(0.8)	(1.6)
Less current maturities	(105.0)	(30.0)
Total long-term debt	$204.2	$323.4

Principal payments during each of the next five years and thereafter are due as follows (in millions): 2020—$105.0; 2021—$205.0; 2022 and thereafter - $0.

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Credit Agreement provides for a $500 million, five-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of December 31, 2019, the Company had $10.0 million drawn on the line of credit. The Credit Agreement also provides for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $225.0 million of borrowings outstanding on the term loan as of December 31, 2019. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 0.975% to 1.45%, determined by reference to the Company’s consolidated leverage ratio, or (ii) in the case of base rate loans and swing line loans, the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as announced by JPMorgan Chase Bank, N.A. as its “prime rate,” and (c) the ICE Benchmark Administration LIBOR rate plus 1.0%, plus an applicable percentage, ranging from 0.00% to 0.45%, determined by reference to the Company’s consolidated leverage ratio. Borrowings outstanding under the Term Loan Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as the ICE Benchmark Administration LIBOR rate plus an applicable percentage, ranging from 1.125% to 1.75%, determined by reference to the Company’s consolidated leverage ratio. The interest rates as of December 31, 2019 on the Revolving Credit Facility and on the Term Loan Facility were 2.81% and 3.15%, respectively.

The loan under the Term Loan Facility amortizes as follows: 0% per annum during the first year, 7.5% in the second and third years, 10% in the fourth and fifth years, and the remaining unpaid balance paid in full on the maturity date. Payments when due are made ratably each year in quarterly installments. The Company paid quarterly installments of $30.0 million during 2019. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the credit facility, including, but not limited to, an unused facility fee and letter of credit fees. The Credit Agreement matures on February 12, 2021, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. Once repaid, amounts borrowed under the Term Loan Facility may not be borrowed again.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $25.8 million as of December 31, 2019 and December 31, 2018. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and are drawn down against the Revolving Credit Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

As of December 31, 2019, the Company had $464.2 million of unused and available credit under the Credit Agreement and $25.8 million of stand-by letters of credit outstanding on the Credit Agreement. As of December 31, 2019, the Company was in compliance with all covenants related to the Credit Agreement.

On June 18, 2010, the Company entered into a note purchase agreement with certain institutional investors (the 2010 Note Purchase Agreement). Pursuant to the 2010 Note Purchase Agreement, the Company issued senior notes of $75.0 million in principal, due June 18, 2020. As of December 31, 2019, this is included within current maturities. The Company pays interest on the outstanding balance of the Notes at the rate of 5.05% per annum, payable semi-annually on June 18th and December 18th until the principal on the Notes shall become due and payable. The Company may, at its option, upon notice, and subject to the terms of the 2010 Note Purchase Agreement, prepay at any time all or part of the Notes in an amount not less than $1.0 million by paying the principal amount plus a make-whole amount, which is dependent upon the yield of respective U.S. Treasury securities. The 2010 Note Purchase Agreement includes operational and financial covenants, with which the Company is required to comply, including, among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. As of December 31, 2019, the Company was in compliance with all covenants related to the 2010 Note Purchase Agreement.

(12) Common Stock

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holder. As of December 31, 2019, the Company had reserved a total of 2,343,195 shares of Class A common stock for issuance under its stock-based compensation plans and 6,279,290 shares for conversion of Class B common stock to Class A common stock.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. For both stock repurchase programs, the Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. The $100 million stock repurchase program was completely expended by August 2019.As of December 31, 2019, there was approximately $142.3 million remaining authorized for share repurchases under the $150 million program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the two repurchase programs for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
	(amounts in millions, except share amount)
Stock repurchase programs:
$100 million	146,304	11.8	340,106	26.0
$150 million	81,316	7.7	—	—
Total	227,620	$19.5	340,106	$26.0

(13) Stock-Based Compensation

As of December 31, 2019, the Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”). At December 31, 2019, 1,148,907 shares of Class A common stock were authorized for future grants of new equity awards under this plan. The Company currently grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. The Company also previously granted shares of restricted stock to key employees. Stock awards to non-employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred stock awards typically vest over a three-year period at the rate of one-third per year. The restricted stock awards are outstanding upon grant whereas the deferred stock awards are outstanding upon vesting. The restricted stock awards and deferred stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted performance stock units in 2019, 2018, and 2017. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Beginning in 2019, the Company included “retirement vesting” provisions in the agreements for its deferred stock awards and performance stock units. These provisions provide that an employee who retires from the Company after attaining age 55 and 10 years of service and who meets certain other requirements, including non-competition and non-solicitation requirements, would be allowed to continue to vest in his or her deferred stock awards for the duration of the vesting periods and would be entitled to receive a pro rata portion of his or her performance stock units based on the period of service elapsed during the performance period.

Beginning in 2015, the Company stopped granting stock options as part of its annual equity awards to employees. Previously under the 2004 Stock Incentive Plan, key employees were granted nonqualified stock options to purchase the Company’s Class A common stock. Minimal options remain outstanding, all of which are vested and expire ten years from the date of grant. Options granted under the plan may have exercise prices of not less than 100% of the fair market value of the Class A common stock on the date of grant. The Company’s practice was to grant all options at fair market value on the grant date. Upon exercise of options, the Company issues shares of Class A common stock.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2019, 741,048 shares of Class A common stock were authorized for future grants under the Company’s Management Stock Purchase Plan.

2004 Stock Incentive Plan

The following is a summary of unvested restricted stock and deferred stock awards activity and related information:

	Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(Shares in thousands)
Unvested at beginning of year	216	$71.28	217	$57.31	210	$53.79
Granted	96	78.54	153	80.52	139	60.88
Vested	(102)	68.83	(126)	59.52	(123)	55.35
Cancelled/Forfeitures	(14)	56.97	(28)	66.24	(9)	55.55
Unvested at end of year	196	$76.56	216	$71.28	217	$57.31

The total fair value of shares vested during 2019, 2018 and 2017 was $8.4 million, $10.2 million and $7.7 million, respectively. At December 31, 2019, total unrecognized compensation cost related to unvested restricted stock and deferred stock awards was approximately $8.8 million with a total weighted average remaining term of 1.53 years. For 2019, 2018 and 2017, the Company recognized compensation costs of $8.5 million, $7.6 million and $6.9 million, respectively.

The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $19.6 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $99.76 as of December 31, 2019.

The following is a summary of unvested performance stock award activity and related information:

	Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(Shares in thousands)
Unvested at beginning of year	249	$66.15	273	$58.23	267	$56.96
Granted	88	77.58	96	81.51	98	60.45
Vested	(82)	55.27	(80)	58.96	(54)	56.81
Cancelled/Forfeitures	(17)	71.50	(40)	63.43	(38)	57.12
Unvested at end of year	238	$73.84	249	$66.15	273	$58.23

The total fair value of shares vested during 2019, 2018 and 2017 was $6.3 million, $5.8 million and $3.5 million, respectively. At December 31, 2019, total unrecognized compensation cost related to unvested performance stock awards was approximately $7.8 million with a total weighted average remaining term of 1.50 years. For 2019, 2018 and 2017, the Company recognized compensation costs of $8.5 million, $5.2 million and $4.8 million, respectively.

The aggregate intrinsic value of performance shares granted and outstanding approximated $23.7 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $99.76 as of December 31, 2019.

The following is a summary of stock option activity and related information:

	Year Ended December 31,
	2019			2018		2017
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Options	Price	Value	Options	Price	Options	Price
	(Options in thousands)
Outstanding at beginning of year	49	$55.25		95	$54.91	130	$54.46
Cancelled/Forfeitures	(1)	57.47		—	—	(3)	55.81
Exercised	(38)	55.63		(46)	54.55	(32)	53.19
Outstanding at end of year	10	$53.65	$46.11	49	$55.25	95	$54.91
Exercisable at end of year	10	$53.65	$46.11	49	$55.25	93	$54.85

For 2019 and 2018, the Company did not recognize any compensation costs for options. For 2017, the Company recognized compensation cost for options of $0.5 million. As of December 31, 2019, there was no unrecognized compensation cost related to unvested options. As of December 31, 2019, the aggregate intrinsic value of exercisable options was approximately $0.5 million, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $99.76 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2019, 2018 and 2017 was approximately $1.3 million, $1.2 million, $0.5 million, respectively.

The following table summarizes information about options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
	(Options in thousands)
$37.41-$37.41	1,000	2.59	$37.41	1,000	$37.41
$54.76–$57.47	8,862	3.85	55.48	8,862	55.48
	9,862	3.72	$53.65	9,862	$53.65

Management Stock Purchase Plan

Total unrecognized compensation cost related to unvested RSUs was approximately $0.9 million at December 31, 2019 with a total weighted average remaining term of 1.41 years. The Company recognized compensation cost of $0.8 million for 2019, and $1.0 million in 2018 and 2017. Dividends declared for RSUs, that are paid to individuals but remain unpaid at December 31, 2019 totaled approximately $0.1 million.

A summary of the Company’s RSU activity and related information is shown in the following table:

	Year Ended December 31,
	2019			2018		2017
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Purchase	Intrinsic		Purchase		Purchase
	RSUs	Price	Value	RSUs	Price	RSUs	Price
	(RSU’s in thousands)
Outstanding at beginning of year	154	$45.02		174	$39.68	148	$36.37
Granted	37	63.77		36	61.84	47	49.92
Settled	(79)	35.63		(46)	37.34	(18)	39.09
Cancelled/Forfeitures	(2)	56.25		(10)	48.82	(3)	41.55
Outstanding at end of year	110	$57.91	$41.85	$154	$45.02	174	$39.68
Vested at end of year	35	$52.67	$47.09	$66	$38.17	57	$36.26

As of December 31, 2019, the aggregate intrinsic values of outstanding and vested RSUs were approximately $4.6 million and $1.6 million, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $99.76 as of December 31, 2019, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2019, 2018 and 2017 was approximately $3.5 million, $1.8 million and $0.4 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2019:

	RSUs Outstanding		RSUs Vested
		Weighted Average		Weighted Average
	Number	Purchase	Number	Purchase
Range of Purchase Prices	Outstanding	Price	Vested	Price
	(RSUs in thousands)
$35.41-$40.27	2	$36.61	2	$36.61
$49.92-$63.77	108	58.27	33	53.57
	110	$57.91	35	$52.67

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	Year Ended
	December 31,
	2019	2018	2017
Expected life (years)	3.0	3.0	3.0
Expected stock price volatility	23.3%	24.1%	25.0%
Expected dividend yield	1.1%	1.0%	1.2%
Risk-free interest rate	2.5%	2.4%	1.5%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield.

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $22.16, $21.80 and $16.84 during 2019, 2018 and 2017, respectively.

At December 31, 2019, the Company had total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $17.5 million and a total weighted average remaining term of 1.51 years. For 2019, 2018 and 2017, the Company recognized compensation costs related to stock-based programs of $17.8 million, $13.8 million and $13.9 million, respectively. For 2019, 2018 and 2017, stock compensation expense of $0.9 million, $0.9 million and $0.8 million, respectively, was recorded in cost of goods sold and $16.9 million, $12.9 million and $13.1 million, respectively, was recorded in selling, general and administrative expenses. For 2017, the Company recorded approximately $0.1 million of tax benefits for the compensation expense relating to its stock options. For 2019, 2018 and 2017, the Company recorded $3.1 million, $2.8 million and $3.9 million, respectively, of tax benefit for its other stock-based plans. For 2019, 2018 and 2017, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.42, $0.32 and $0.28, respectively.

(14) Employee Benefit Plans

The Company’s domestic employees are eligible to participate in the Company’s 401(k) savings plan. Since January 1, 2012, the Company has provided a base contribution of 2% of an employee’s salary, regardless of whether the employee participates in the plan. Further, the Company matches the contribution of up to 100% of the first 4% of an employee’s contribution. The Company’s match contributions for the years ended December 31, 2019, 2018 and 2017, were $6.8 million, $6.1 million and $5.0 million, respectively. Charges for Europe pension plans approximated $3.6 million, $3.9 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

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

As of December 31, 2019, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.6 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual developments to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Product Liability

The Company is subject to a variety of potential liabilities in connection with product liability cases. For our most significant volume of liability matters, the Company maintains a high self-insured retention limit within its product liability and general liability coverage, which the Company believes to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual, which includes legal costs associated with accrued claims. For its most significant volume of liability matters, the Company utilizes third-party actuarial valuations which incorporate historical trend factors and the Company’s specific claims experience derived from loss reports provided by third-party claims administrators. The product liability accrual is established after considering any applicable insurance coverage. Changes in the nature of product liability claims or the actual settlement amounts could affect the adequacy of the estimates and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

The fair value of the Company’s 5.05% senior notes due in June 2020 is based on quoted market prices of similar notes (level 2). The fair value of the Company’s borrowings outstanding under the Credit Agreement, and the Company’s variable rate debt approximates its carrying value. The carrying amount and the estimated fair market value of the Company’s long-term debt, including the current portion, are as follows:

	2019	2018
	(in millions)
Carrying amount	$310.0	$355.0
Estimated fair value	$310.5	$355.4

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at December 31, 2019 and December 31, 2018:

	Fair Value Measurement at December 31, 2019 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swaps (1)	$1.2	$—	$1.2	$—
Total assets	$3.7	$2.5	$1.2	$—
Liabilities
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Designated foreign currency hedges (4)	$0.2	$—	$0.2	$—
Total liabilities	$2.7	$2.5	$0.2	$—

	Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swaps (1)	$6.5	$—	$6.5	$—
Total assets	$9.1	$2.6	$6.5	$—
Liabilities
Plan liability for deferred compensation(2)	$2.6	$2.6	$—	$—
Redeemable financial instrument(3)	$2.8	$—	$—	$2.8
Total liabilities	$5.4	$2.6	$—	$2.8
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)	Included on the Company’s consolidated balance sheet in other current liabilities and relates to a mandatorily redeemable equity instrument as part of the acquisition of Apex Valves Limited (“Apex”) in 2015.

(4)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

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

Interest Rate Swaps

Under the Credit Agreement as referenced in Note 11 of the Notes to the Consolidated Financial Statements, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”) for both the Revolving Credit Facility and the Term Loan Facility. Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021. The Company formally documented the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the years ended December 31, 2019 and 2018, a loss of $3.9 million and a gain $0.7 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. Since the first quarter of 2018, the Company has used a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge approximately 70% to 80% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. Beginning in the first quarter of 2019, the Company has used the similar layering methodology and entered into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of December 31, 2019, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of December 31, 2019 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $13.5 million and $1.6 million, respectively. The combined fair value of the Company’s designated foreign hedge contracts outstanding as of December 31, 2019 was a liability balance of $0.2 million. As of December 31, 2019, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months for both programs is a loss of $0.4 million.

(17) Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of the Company’s products. The Company sells its products into various end markets around the world with sales by region based upon location of the entity recording the sale. See Note 4 for further detail on the product lines sold into by region. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Year Ended December 31,

	2019	2018	2017
	(in millions)
Net Sales
Americas	$1,084.1	$1,032.1	$951.9
Europe	451.0	467.0	440.3
APMEA	65.4	65.8	64.5
Consolidated net sales	$1,600.5	$1,564.9	$1,456.7
Operating income
Americas	$187.4	$171.1	$146.8
Europe	49.9	49.8	47.6
APMEA	6.9	7.2	4.7
Subtotal reportable segments	244.2	228.1	199.1
Corporate(*)	(47.1)	(39.7)	(36.8)
Consolidated operating income	197.1	188.4	162.3
Interest income	(0.4)	(0.8)	(1.0)
Interest expense	14.1	16.3	19.1
Other (income) expense, net	(0.5)	(1.7)	1.1
Income before income taxes	$183.9	$174.6	$143.1
Capital Expenditures
Americas	$18.3	$21.5	$20.7
Europe	10.3	12.7	8.0
APMEA	0.6	1.7	0.7
Consolidated capital expenditures	$29.2	$35.9	$29.4
Depreciation and Amortization
Americas	$29.3	$29.1	$30.8
Europe	14.6	16.7	18.6
APMEA	2.7	2.7	2.8
Consolidated depreciation and amortization	$46.6	$48.5	$52.2
Identifiable assets (at end of year)
Americas	$1,102.9	$1,028.1	$1,069.2
Europe	515.2	510.2	524.0
APMEA	105.0	115.4	143.3
Consolidated identifiable assets	$1,723.1	$1,653.7	$1,736.5
Property, plant and equipment, net (at end of year)
Americas	$116.7	$115.0	$109.3
Europe	77.5	80.0	82.1
APMEA	5.8	6.9	7.1
Consolidated property, plant and equipment, net	$200.0	$201.9	$198.5

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	December 31,
	2019	2018	2017
	(in millions)
U.S. net sales	$1,014.0	$964.2	$886.2
U.S. property, plant and equipment, net (at end of year)	$112.6	$111.0	$105.1

The following includes intersegment sales for Americas, Europe and APMEA:

	December 31,
	2019	2018	2017
	(in millions)
Intersegment Sales
Americas	$12.1	$12.7	$12.1
Europe	15.2	14.2	14.6
APMEA	67.7	88.4	69.7
Intersegment sales	$95.0	$115.3	$96.4

(18) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss
	(in millions)

Balance December 31, 2018	$(126.3)	$5.2	$(121.1)
Change in period	(4.6)	(1.3)	(5.9)
Balance March 31, 2019	$(130.9)	$3.9	$(127.0)
Change in period	3.5	(2.4)	1.1
Balance June 30, 2019	$(127.4)	$1.5	$(125.9)
Change in period	(15.8)	(0.5)	(16.3)
Balance September 29, 2019	$(143.2)	$1.0	$(142.2)
Change in period	11.9	(0.5)	11.4
Balance December 31, 2019	$(131.3)	$0.5	$(130.8)

Balance December 31, 2017	$(102.6)	$3.5	$(99.1)
Change in period	9.7	2.8	12.5
Balance April 01, 2018	$(92.9)	$6.3	$(86.6)
Change in period	(26.6)	1.0	(25.6)
Balance July 01, 2018	$(119.5)	$7.3	$(112.2)
Change in period	2.5	(0.1)	2.4
Balance September 30, 2018	$(117.0)	$7.2	$(109.8)
Change in period	(9.3)	(2.0)	(11.3)
Balance December 31, 2018	$(126.3)	$5.2	$(121.1)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 16 for further details.

(19) Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share information)
Year ended December 31, 2019
Net sales	$388.7	$416.8	$394.7	$400.3
Gross profit	164.2	174.6	168.6	170.1
Net income	31.0	36.4	32.3	31.8
Per common share:
Basic
Net income	0.91	1.06	0.95	0.94
Diluted
Net income	0.91	1.06	0.94	0.93
Dividends declared per common share	0.21	0.23	0.23	0.23
Year ended December 31, 2018
Net sales	$378.5	$407.9	$390.9	$387.6
Gross profit	156.7	169.4	164.5	165.9
Net income	28.2	36.0	31.5	32.3
Per common share:
Basic
Net income	0.82	1.05	0.92	0.94
Diluted
Net income	0.82	1.05	0.92	0.94
Dividends declared per common share	0.19	0.21	0.21	0.21

Note: Four quarters may not sum to full year due to rounding.

(20) Subsequent Events

On February 6, 2020, the Company declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on March 13, 2020 to stockholders of record on February 28, 2020.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At	Additions	Foreign		Balance At
	Beginning of	Charged To	Exchange		End of
	Period	Expense	Impact	Deductions	Period
Year Ended December 31, 2017
Allowance for doubtful accounts	$14.2	$3.7	0.4	(4.0)	$14.3
Reserve for excess and obsolete inventories	$26.1	$7.3	1.5	(9.5)	$25.4
Year Ended December 31, 2018
Allowance for doubtful accounts	$14.3	$3.3	(0.2)	(2.4)	$15.0
Reserve for excess and obsolete inventories	$25.4	$7.7	(0.7)	(8.0)	$24.4
Year Ended December 31, 2019
Allowance for doubtful accounts	$15.0	$2.2	—	(2.9)	$14.3
Reserve for excess and obsolete inventories	$24.4	$6.6	(0.1)	(5.9)	$25.0

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001- 11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001-11499).
4†	Description of the Registrant’s Class A Common Stock.
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

10.4*

Amendment No. 3, dated August 18, 2015, to Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 18, 2015 (File No. 001- 11499).

10.5	Amended and Restated Stock Restriction Agreement dated October 30, 1991. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 14, 1991 (File No. 001-11499).
10.6

Amendment, dated August 26, 1997, to Amended and Restated Stock Restriction Agreement dated October 30, 1991. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended June 30, 1997 (File No. 001-11499).

10.7	Registration Rights Agreement dated July 25, 1986. Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
10.8*

Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001- 11499).

10.9*	Watts Water Technologies, Inc. Executive Incentive Bonus Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-11499).
10.10*	Watts Water Technologies, Inc. Executive Officer Incentive Bonus Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2019 (File No. 001-11499).
10.11*	Non-Employee Director Compensation Arrangements. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11499).
10.12*†	Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of November 4, 2019.
10.13*	Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-11499).
10.14*

Form of Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001- 11499).

10.15*

Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499).

Exhibit No.	Description
10.16*

Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11499).

10.17*

Form of 2016 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001- 11499).

10.18*

Form of 2017 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 (File No. 001-11499).

10.19*

Form of 2018 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 001-11499).

10.20*

Form of 2019 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11499)

10.21*

Form of 2014 Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 29, 2014 (File No. 001- 11499).

10.22*

Watts Water Technologies, Inc. Executive Severance Plan, as amended and restated as of February 8, 2018. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499).

10.23

Credit Agreement, dated as of February 12, 2016, among the Registrant, certain subsidiaries of the Registrant as Borrowers, JPMorgan Chase Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2016 (File No. 001-11499).

10.24

Guaranty, dated as of February 12, 2016, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2016 (File No. 001-11499).

10.25

Note Purchase Agreement, dated as of June 18, 2010, between the Registrant and Purchasers named in Schedule A thereto relating to the Registrants $75,000,000 5.05% Senior Notes due June 18, 2020. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

10.26	Form of 5.05% Senior Note due June 18, 2020. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).
10.27

Form of Subsidiary Guaranty in connection with the Registrant’s 5.05% Senior Notes due June 18, 2020, including the form of Joinder to Subsidiary Guaranty. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 18, 2010 (File No. 001-11499).

21†	Subsidiaries
23†	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

†Filed herewith.

††Furnished herewith.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2019, 2018 and 2017, (iii) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and President

DATED: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR.	Chief Executive Officer, President and Director	February 20, 2020
Robert J. Pagano, Jr.	(Principal Executive Officer)

/s/ SHASHANK PATEL	Chief Financial Officer	February 20, 2020
Shashank Patel	(Principal Financial Officer)

/s/ VIRGINIA A. HALLORAN	Chief Accounting Officer	February 20, 2020
Virginia A. Halloran	(Principal Accounting Officer)

/s/ CHRISTOPHER L. CONWAY	Director	February 13, 2020
Christopher L. Conway
/s/ DAVID A. DUNBAR	Director	February 13, 2020
David A. Dunbar

/s/ LOUISE K. GOESER	Director	February 15, 2020
Louise K. Goeser

/s/ JES MUNK HANSEN	Director	February 16, 2020
Jes Munk Hansen

/s/ W. CRAIG KISSEL	Chairman of the Board	February 16, 2020
W. Craig Kissel

/s/ JOSEPH T. NOONAN	Director	February 13, 2020
Joseph T. Noonan

/s/ MERILEE RAINES	Director	February 14, 2020
Merilee Raines
/s/ JOSEPH W. REITMEIER	Director	February 13, 2020
Joseph W. Reitmeier