Form 10-Q
period 2020-03-29
WATTS WATER TECHNOLOGIES INC
filed 2020-05-07
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2020
Class A Common Stock, $0.10 par value	27,489,109

Class B Common Stock, $0.10 par value	6,229,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 29,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245.4	$219.7
Trade accounts receivable, less reserve allowances of $13.4 million at March 29, 2020 and $14.3 million at December 31, 2019	236.7	219.8
Raw materials	94.2	83.3
Work in process	17.3	15.5
Finished goods	168.1	171.3
Total Inventories	279.6	270.1
Prepaid expenses and other current assets	29.5	25.3
Total Current Assets	791.2	734.9
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	560.6	557.9
Accumulated depreciation	(358.8)	(357.9)
Property, plant and equipment, net	201.8	200.0
OTHER ASSETS:
Goodwill	576.0	581.1
Intangible assets, net	146.1	151.4
Deferred income taxes	2.6	2.7
Other, net	49.7	53.0
TOTAL ASSETS	$1,767.4	$1,723.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$117.8	$123.3
Accrued expenses and other liabilities	132.7	133.4
Accrued compensation and benefits	46.3	57.6
Current portion of long-term debt	82.5	105.0
Total Current Liabilities	379.3	419.3
LONG-TERM DEBT, NET OF CURRENT PORTION	296.9	204.2
DEFERRED INCOME TAXES	41.8	38.6
OTHER NONCURRENT LIABILITIES	81.6	83.0
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,544,757 shares at March 29, 2020 and 27,586,416 shares at December 31, 2019	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,229,290 shares at March 29, 2020 and 6,279,290 shares at December 31, 2019	0.6	0.6
Additional paid-in capital	597.1	591.5
Retained earnings	515.5	513.9
Accumulated other comprehensive loss	(148.2)	(130.8)
Total Stockholders’ Equity	967.8	978.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,767.4	$1,723.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 29,	March 31,
	2020	2019
Net sales	$382.6	$388.7
Cost of goods sold	219.8	224.5
GROSS PROFIT	162.8	164.2
Selling, general and administrative expenses	115.0	116.1
Restructuring	—	1.4
OPERATING INCOME	47.8	46.7
Other (income) expense:
Interest income	(0.1)	(0.1)
Interest expense	3.0	3.6
Other expense	0.3	0.5
Total other expense	3.2	4.0
INCOME BEFORE INCOME TAXES	44.6	42.7
Provision for income taxes	12.6	11.7
NET INCOME	$32.0	$31.0
Basic EPS
NET INCOME PER SHARE	$0.94	$0.91
Weighted average number of shares	34.0	34.2
Diluted EPS
NET INCOME PER SHARE	$0.94	$0.91
Weighted average number of shares	34.1	34.2
Dividends declared per share	$0.23	$0.21

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 29,	March 31,
	2020	2019
Net income	$32.0	$31.0
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(16.5)	(4.6)
Cash flow hedges	(0.9)	(1.3)
Other comprehensive loss	(17.4)	(5.9)
Comprehensive income	$14.6	$25.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	$978.0
Net income	—	—	—	—	—	32.0	—	32.0
Other comprehensive loss	—	—	—	—	—	—	(17.4)	(17.4)
Comprehensive income								14.6
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3.6	—	—	3.6
Stock repurchase	(174,707)	—	—	—	—	(14.7)	—	(14.7)
Net change in restricted and performance stock units	83,048	—	—	—	2.0	(7.7)	—	(5.7)
Common stock dividends	—	—	—	—	—	(8.0)	—	(8.0)
Balance at March 29, 2020	27,544,757	$2.8	6,229,290	$0.6	$597.1	$515.5	$(148.2)	$967.8

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	31.0	—	31.0
Other comprehensive loss	—	—	—	—	—	—	(5.9)	(5.9)
Comprehensive income								25.1
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	9,881	—	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	—	—	4.6	—	—	4.6
Stock repurchase	(74,409)	—	—	—	—	(5.6)	—	(5.6)
Net change in restricted and performance stock units	78,360	—	—	—	3.1	(6.7)	—	(3.6)
Common stock dividends	—	—	—	—	—	(7.3)	—	(7.3)
Balance at March 31, 2019	27,710,297	$2.8	6,279,290	$0.6	$576.6	$452.1	$(127.0)	905.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 29,	March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$32.0	$31.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7.6	7.5
Amortization of intangibles	3.8	3.9
Loss on disposal and impairment of property, plant and equipment and other	—	0.5
Stock-based compensation	3.6	4.6
Deferred income tax	3.9	4.5
Changes in operating assets and liabilities:
Accounts receivable	(20.6)	(36.3)
Inventories	(12.7)	(7.8)
Prepaid expenses and other assets	(4.6)	0.2
Accounts payable, accrued expenses and other liabilities	(13.9)	(32.3)
Net cash used in operating activities	(0.9)	(24.2)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8.9)	(6.9)
Proceeds from sale of property, plant, and equipment	1.4	—
Net cash used in investing activities	(7.5)	(6.9)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	70.0	30.0
Payments of long-term debt	—	(12.5)
Payments for withholding taxes on vested awards	(7.7)	(6.7)
Payments for finance leases	(0.5)	(0.5)
Proceeds from share transactions under employee stock plans	—	0.6
Payments to repurchase common stock	(14.7)	(5.6)
Dividends	(8.0)	(7.3)
Net cash provided by (used in) financing activities	39.1	(2.0)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(0.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25.7	(33.9)
Cash and cash equivalents at beginning of year	219.7	204.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$245.4	$170.2
NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$0.7	$1.2
CASH PAID FOR:
Interest	$2.5	$2.6
Income taxes	$5.0	$2.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of March 29, 2020, the Consolidated Statements of Operations for the first quarters ended March 29, 2020 and March 31, 2019, the Consolidated Statements of Comprehensive Income for the first quarters ended March 29, 2020 and March 31, 2019, the Consolidated Statements of Stockholders’ Equity for the first quarters ended March 29, 2020 and March 31, 2019, and the Consolidated Statements of Cash Flows for the first quarters ended March 29, 2020 and March 31, 2019.

The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020, and may be impacted by the overall effects of the Coronavirus Disease 2019 (“COVID-19”) global pandemic.

The Company operates on a 52-week fiscal year ending on December 31, with each quarter, except the fourth quarter, ending on a Sunday.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to the Company’s estimates or judgments or require the Company to revise the carrying value of the Company’s assets or liabilities as of May 7, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates.

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company is subject to risk and uncertainties as a result of the COVID-19 impact. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its initial stages and information is rapidly evolving. Many of the Company’s products qualify as essential under local, state and national guidelines and orders, as such the Company is considered an essential business providing essential products during this global emergency. As a provider of essential products, the Company has made significant efforts to keep its facilities open, its employees working and its products available to its customers. The Company remains focused on protecting the health and safety of its employees and the communities in which it operates while maintaining the continuity of its business operations. The Company created a COVID-19 Task Force to protect its employees while maintaining production capabilities, and the Company has implemented social distancing guidelines and temperature monitoring, provided personal protective equipment, established a COVID-19 website for employees, which includes the latest CDC and other government protocols and promoted work-from-home policies where practical.

Capital markets and economies worldwide have also been negatively impacted by the protective measures taken by governments in response to the COVID-19 pandemic, and it is likely that these measures will result in a global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to bolster their local economies. The magnitude and overall effectiveness of these actions remains uncertain. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. However, the Company does not anticipate any adverse impacts on its ability to pay its debt obligations as they become due. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company estimates the payment of approximately $4 million to $5 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the first quarter ended March 29, 2020 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)-Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company adopted this standard in the first quarter of 2020, and it did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” ASU 2016-13 replaces the incurred loss impairment methodology under current Generally Accepted Accounting Principles (“GAAP”) with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The financial assets for which this standard is applicable on the Company’s balance sheet are accounts receivable and contract assets. The standard requires the Company to pool financial assets based on similar risk and economic characteristics and estimate expected credit losses over the contractual life of the asset. This standard is effective for reporting periods beginning after December 15, 2019. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this standard in the first quarter of 2020, and it did not have a material impact on the Company’s financial statements.

Accounting Standards Updates

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $14.0 million and $13.9 million for the first quarters of 2020 and 2019, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $11.5 million and $9.3 million for the first quarters of 2020 and 2019, respectively.

3. Revenue Recognition

The Company is a leading supplier of products that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets of the Americas, Europe, and Asia-Pacific, Middle East, and Africa (“APMEA”). For over 140 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the first quarter ended March 29, 2020
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$147.4	$75.1	$9.3	$231.8
OEM	19.5	34.5	0.2	54.2
Specialty	78.4	—	0.5	78.9
DIY	17.1	0.6	—	17.7
Total	$262.4	$110.2	$10.0	$382.6

	For the first quarter ended March 29, 2020
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$148.7	$41.0	$8.0	$197.7
HVAC and Gas Products	67.6	44.4	1.6	113.6
Drainage and Water Re-use Products	18.5	23.9	0.3	42.7
Water Quality Products	27.6	0.9	0.1	28.6
Total	$262.4	$110.2	$10.0	$382.6

	For the first quarter ended March 31, 2019
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$145.6	$79.5	$12.6	$237.7
OEM	20.8	36.0	0.5	57.3
Specialty	76.1	—	0.4	76.5
DIY	16.4	0.8	—	17.2
Total	$258.9	$116.3	$13.5	$388.7

	For the first quarter ended March 31, 2019
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$147.4	$45.4	$10.7	$203.5
HVAC and Gas Products	68.7	48.5	2.1	119.3
Drainage and Water Re-use Products	18.1	21.9	0.5	40.5
Water Quality Products	24.7	0.5	0.2	25.4
Total	$258.9	$116.3	$13.5	$388.7

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2020	$0.4	$11.5	$2.9
Change in period	(0.1)	0.2	(0.1)
Balance - March 29, 2020	$0.3	$11.7	$2.8

Balance - January 1, 2019	$1.0	$11.3	$2.7
Change in period	(0.7)	0.1	—
Balance - March 31, 2019	$0.3	$11.4	$2.7

The amount of revenue recognized that was included in the opening contract liability balance was $2.3 million and $3.3 million for the first quarters ended March 29, 2020 and March 31, 2019, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to contract assets for the first quarters ended March 29, 2020 and March 31, 2019.

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	March 29, 2020
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	March 29,	January 1,	Loss During	March 29,	March 29,
	2020	Period	and Other	2020	2020	the Period	2020	2020
	(in millions)
Americas	$476.8	—	$(0.8)	$476.0	$(24.5)	—	$(24.5)	$451.5
Europe	241.4	—	(2.4)	239.0	(129.7)	—	(129.7)	109.3
APMEA	30.0	—	(1.9)	28.1	(12.9)	—	(12.9)	15.2
Total	$748.2	—	$(5.1)	$743.1	$(167.1)	—	$(167.1)	$576.0

	December 31, 2019
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2019	Period	and Other	2019	2019	the Period	2019	2019
	(in millions)
Americas	$438.1	$38.3	$0.4	$476.8	$(24.5)	$—	$(24.5)	$452.3
Europe	243.7	—	(2.3)	241.4	(129.7)	—	(129.7)	111.7
APMEA	30.1	—	(0.1)	30.0	(12.9)	—	(12.9)	17.1
Total	$711.9	$38.3	$(2.0)	$748.2	$(167.1)	$—	$(167.1)	$581.1

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year. At the most recent annual impairment test date of October 27, 2019, the Company performed qualitative fair value assessments, including an evaluation of certain key assumptions for all seven of its reporting units. The Company concluded that the fair value of all seven reporting units exceed its carrying value at that time.

As a result of the impacts of the COVID-19 global pandemic, the Company reviewed the guidance outlined in ASC 350 to determine if there was an event or change in circumstance to indicate it is more likely than not that an impairment loss has been incurred during the first quarter of 2020. The Company performed an analysis of the decline in stock price when compared to December 31, 2019, assessed other market risk factors, and performed a market capitalization reconciliation of its reporting units. The Company concluded a triggering event did not occur as of March 29, 2020 and it was not “more likely than not” that the Company’s reporting units might be impaired.

Additionally, the Company noted the Heating and Hot Water Solutions (“HHWS”) reporting unit had a goodwill balance of $218.9 million as of March 29, 2020, which holds the greatest amount of goodwill and the least amount of excess of fair value over carrying value. While the Company concluded that a triggering event did not occur during the quarter ended March 29, 2020, the impact of a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the HHWS reporting unit that may be significant enough to trigger an impairment determination.

Intangible assets include the following:

	March 29, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Patents	$16.1	$(15.9)	$0.2	$16.1	$(15.9)	$0.2
Customer relationships	232.0	(158.6)	73.4	232.8	(156.3)	76.5
Technology	56.7	(32.7)	24.0	56.9	(31.6)	25.3
Trade names	25.8	(13.5)	12.3	26.0	(13.1)	12.9
Other	4.3	(3.6)	0.7	4.3	(3.6)	0.7
Total amortizable intangibles	334.9	(224.3)	110.6	336.1	(220.5)	115.6
Indefinite-lived intangible assets	35.5	—	35.5	35.8	—	35.8
	$370.4	$(224.3)	$146.1	$371.9	$(220.5)	$151.4

Aggregate amortization expense for amortized intangible assets for the first quarters ended March 29, 2020 and March 31, 2019 was $3.8 million and $3.9 million, respectively.

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

	March 29,	December 31,
	2020	2019
	(in millions)
Carrying amount	$380.0	$310.0
Estimated fair value	$380.7	$310.5

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at March 29, 2020 and December 31, 2019:

	Fair Value Measurement at March 29, 2020 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.1	$2.1	$—	$—
Designated foreign currency hedges (4)	$0.6	$—	$0.6	$—
Total assets	$2.7	$2.1	$0.6	$—
Liabilities
Interest rate swaps (3)	$1.0	$—	$1.0	$—
Plan liability for deferred compensation(2)	$2.1	$2.1	$—	$—
Total liabilities	$3.1	$2.1	$1.0	$—

	Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swaps (1)	$1.2	$—	$1.2	$—
Total assets	$3.7	$2.5	$1.2	$—
Liabilities
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Designated foreign currency hedge(3)	$0.2	$—	$0.2	$—
Total liabilities	$2.7	$2.5	$0.2	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(4)Included on the Company’s consolidated balance sheet in other current assets (prepaids expenses and other current assets).

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, of which the entire $300 million has been drawn on, and a Revolving Commitment (“Revolver”) of $500 million, of which $80.0 million had been drawn as of March 29, 2020. Both facilities mature on February 12, 2021. For each facility, the Company can choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company receives the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps mature on February 12, 2021. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the first quarters ended March 29, 2020, and March 31, 2019, respectively, losses of $1.6 million and $1.3 million were recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as a cash flow hedge. Refer to Note 10 of Notes to the Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge approximately 70% to 80% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of March 29, 2020, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amount outstanding as of March 29, 2020 for the Canadian dollar to U.S. dollar contracts was $13.5 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of March 29, 2020 was an asset balance of $0.6 million. All outstanding forward exchange contracts for the U.S. dollar to the Chinese yuan have been settled as of March 29, 2020. As of March 29, 2020, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a gain of $0.2 million.

6. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 29, 2020			For the First Quarter Ended March 31, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Amounts in millions, except per share information)
Basic EPS:
Net income	$32.0	34.0	$0.94	$31.0	34.2	$0.91
Effect of dilutive securities:
Common stock equivalents		0.1	—		—	—
Diluted EPS:
Net income	$32.0	34.1	$0.94	$31.0	34.2	$0.91

There were no options to purchase Class A common stock outstanding during the first quarters ended March 29, 2020 or March 31, 2019 that would have been anti-dilutive.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A common stock from time to time on the open market or in privately negotiated transactions. On February 6, 2019, the Board of Directors authorized an additional stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. For both stock repurchase programs, the Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. The $100 million stock repurchase program was completely expended by August 2019. As of March 29, 2020, there was $127.6 million remaining authorized for share repurchases under the $150 million program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the two repurchase programs during the first quarter ended March 29, 2020 and March 31, 2019:

	For the First Quarter Ended		For the First Quarter Ended
	March 29, 2020		March 31, 2019
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased
	(Amounts in millions, except share amount)
Stock repurchase programs:
$100 million	—	—	74,409	$5.6
$150 million	174,707	$14.7	—	—
Total stock repurchased during the period:	174,707	$14.7	74,409	$5.6

7. Stock-Based Compensation

The Company issued 80,052 and 89,053 shares of deferred stock awards during the first quarters of 2020 and 2019, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to employees typically vest over a three-year period and awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, which may be adjusted with changes to the related expense recorded in the period of adjustment. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 73,106 and 82,898 performance stock units during the first quarters of 2020 and 2019, respectively.

Under the Management Stock Purchase Plan (“MSPP”) the Company granted 27,495 and 36,670 of restricted stock units (“RSUs”) during the first quarters of 2020 and 2019, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2020	2019
Expected life (years)	3.0	3.0
Expected stock price volatility	24.6%	23.3%
Expected dividend yield	1.1%	1.1%
Risk-free interest rate	0.6%	2.5%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield.

The above assumptions were used to determine the weighted average grant-date fair value of the discount on RSUs granted in 2020 and 2019 of $22.36 and $22.16, respectively.

A more detailed description of each of these plans can be found in Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

8. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of its products. The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. See Note 3 for further detail on the product lines sold into by region. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 above and in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	First Quarter Ended
	March 29,	March 31,
	2020	2019
	(in millions)
Net Sales
Americas	$262.4	$258.9
Europe	110.2	116.3
APMEA	10.0	13.5
Consolidated net sales	$382.6	$388.7
Operating income (loss)
Americas	$43.4	$43.1
Europe	13.7	13.2
APMEA	(0.1)	1.3
Subtotal reportable segments	57.0	57.6
Corporate(*)	(9.2)	(10.9)
Consolidated operating income	47.8	46.7
Interest income	(0.1)	(0.1)
Interest expense	3.0	3.6
Other expense, net	0.3	0.5
Income before income taxes	$44.6	$42.7
Capital Expenditures
Americas	$6.6	$3.9
Europe	2.2	3.0
APMEA	0.1	—
Consolidated capital expenditures	$8.9	$6.9
Depreciation and Amortization
Americas	$7.4	$7.1
Europe	3.4	3.6
APMEA	0.6	0.7
Consolidated depreciation and amortization	$11.4	$11.4
Identifiable assets (at end of period)
Americas	$1,155.4	$1,050.1
Europe	519.6	524.9
APMEA	92.4	108.4
Consolidated identifiable assets	$1,767.4	$1,683.4
Property, plant and equipment, net (at end of period)
Americas	$121.0	$114.3
Europe	75.4	78.7
APMEA	5.4	6.6
Consolidated property, plant and equipment, net	$201.8	$199.6

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2019 consolidated financial statements included in its Annual Report on Form 10-K.

The U.S. property, plant and equipment of the Company’s Americas segment was $117.2 million and $110.3 million at March 29, 2020 and March 31, 2019, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	First Quarter Ended
	March 29,	March 31,
	2020	2019
	(in millions)
U.S. net sales	$246.7	$243.5

The following includes intersegment sales for Americas, Europe and APMEA:

	First Quarter Ended
	March 29,	March 31,
	2020	2019
	(in millions)
Intersegment Sales
Americas	$2.4	$2.9
Europe	4.1	3.6
APMEA	13.6	16.9
Intersegment sales	$20.1	$23.4

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss
	(in millions)

Balance December 31, 2019	$(131.3)	$0.5	$(130.8)
Change in period	(16.5)	(0.9)	(17.4)
Balance March 29, 2020	$(147.8)	$(0.4)	$(148.2)

Balance December 31, 2018	$(126.3)	$5.2	$(121.1)
Change in period	(4.6)	(1.3)	(5.9)
Balance March 31, 2019	$(130.9)	$3.9	$(127.0)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 5 for further details.

10. Debt

In February 2016, the Company entered into the Credit Agreement (the “Prior Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Prior Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Prior Credit Agreement provided for a $500 million, five-year, senior unsecured revolving credit facility (the “Prior Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of March 29, 2020, the Company had drawn $80.0 million on this line of credit and had $15.8 million in letters of credit outstanding, which resulted in a $404.2 million of unused and available credit under the Prior Revolving Credit Facility. The Prior Credit Agreement also provided for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. The Company had $225.0 million of borrowings outstanding on the Term Loan Facility as of March 29, 2020 and $247.5 million outstanding as of March 31, 2019. The interest rates as of March 29, 2020 on the Prior Revolving Credit Facility and on the Term Loan Facility were 1.83% and 2.86%, respectively. The terms of Prior Credit Agreement are further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019. As of March 29, 2020, the Company was in compliance with all covenants related to the Prior Credit Agreement.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $15.8 million as of March 29, 2020 and $25.8 million as of March 31, 2019. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance and were drawn down against the Prior Revolving Credit

Facility. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

The Company is a party to a note agreement as further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019.  This note agreement requires the Company to maintain a fixed charge coverage ratio of consolidated EBITDA plus consolidated rent expense during the period to consolidated fixed charges.  Consolidated fixed charges are the sum of consolidated interest expense for the period and consolidated rent expense.  As of March 29, 2020, the Company was in compliance with all covenants regarding this note agreement.

On April 24, 2020, the Company entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") among the Company, certain subsidiaries of the Company who become borrowers thereunder, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement amends and restates the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. This senior unsecured revolving credit facility (the "Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars.

In addition to paying interest under the New Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The New Credit Agreement matures on February 12, 2022, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. The Company may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement.

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

As a result of entering the New Credit Agreement, interest rate swaps as referred to in Note 5 of Notes to the Consolidated Financial Statements are no longer effective in offsetting changes in the cash flow of the hedged item as the critical terms of the New Credit Agreement do not match to the hedged item. The Company will recognize the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations through the expiration date of the swaps, which is February 12, 2021.

11. Contingencies and Environmental Remediation

The Company is a defendant in numerous legal matters arising from its ordinary course of operations, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at March 29, 2020 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 29, 2020, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.9 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date,

(iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) at the Site.  Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the RI/FS has not been completed to determine what remediation plan will be implemented and the costs of such plan; (ii) the total number of potentially responsible parties who may or may not agree to fund or perform any remediation has not yet been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA is uncertain.

12. Subsequent Events

On May 4, 2020, the Company declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2020 to stockholders of record on June 1, 2020.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its customers and supply chain. However, the Company is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The Company intends to continue to assess the evolving impact of the COVID-19 pandemic and expects to continue to make adjustments to its responses to address the situation as it develops. Due to the anticipated financial impact of the COVID-19 pandemic on the business, the Company implemented reduction-in-force restructuring actions in April 2020 to realize cost savings for the balance of the year.

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

COVID-19 Pandemic

The global emergence of the COVID-19 pandemic presents significant risks to our company and we are not able to fully evaluate or forecast the impact on our business at the current time. We estimate the unfavorable impact of the COVID-19 pandemic on our sales across our regions to be approximately $10 million to $15 million in the first quarter ended March 29, 2020. Demand for our products has decreased as the pandemic has expanded and country and state shelter-in-place orders have been announced. Construction projects and repair and replacement activity have been negatively affected by the shut-down of non-essential services. We believe demand may decrease further depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic will impact our operations in the second quarter and may continue to do so for several quarters thereafter. As a result, we have retracted our full-year outlook and we are presently expecting second quarter sales may decline by 25% to 30% compared to prior-year from the impact of the COVID-19 pandemic. We expect that the COVID-19 pandemic may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of our management and employees, manufacturing capabilities, supply chain, distribution networks, marketing resources, sales opportunities, distribution channels, customer and consumer behaviors, and on the overall economy. The scope and nature of these potential impacts are pervasive, many are beyond our control, continue to evolve and their outcomes uncertain.

Many of our products qualify as essential under local, state national guidelines and orders, as such we are considered an essential business providing essential products during this global emergency. As a provider of essential products, we have made significant efforts to continue to make our products available to our customers. We remain focused on protecting the health and safety of our employees and the communities in which we operate while maintaining the continuity of our business operations. The Company created a COVID-19 Task Force to protect our employees while maintaining production capabilities, and we have implemented social distancing guidelines and temperature monitoring, provided personal protective equipment, established a COVID-19 website for employees, which includes the latest CDC and other government protocols and promoted work-from-home policies where practical. We have reached out to both customers and suppliers and established a COVID-19 customer hotline in the US to support critical infrastructure projects, and we are working with suppliers to ensure they can obtain the “essential” product classification from various government organizations.

In response to the business impact of the COVID-19 pandemic, we have recently initiated several cost management actions in order to reduce ongoing costs, including merit deferrals, salary and incentive reductions, furloughs, reduced discretionary spending, factory overhead cost reductions, renegotiating material costs and a reduction-in-force initiated in April 2020. We also plan to undertake various measures to conserve cash, including the cost actions noted above, temporarily suspending our stock repurchase program, maintaining a flat dividend rate, reducing planned capital expenditures and are deferring employer payroll tax payments as permitted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We have also implemented additional procedures to manage risks related to our working capital, specifically the collectability of our trade accounts receivables, by monitoring the financial stability, credit rating, payment terms and credit limits of our credit customers.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the first quarter ended March 29, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales, supply chain, manufacturing and distribution or to economic conditions generally, including the effects on customer spending. The extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A, “Risk Factors.”

Financial Overview

During the first quarter of 2020, sales decreased 1.6%, or $6.1 million, on a reported basis and 1.2%, or $4.6 million, on an organic basis, compared to the first quarter of 2019. There was also a decline in sales from the impact of foreign exchange of 1.1%, or $4.1 million, primarily driven by a weaker euro. The estimated sales loss from the COVID-19 pandemic was approximately $10 million to $15 million in the first quarter ended March 29, 2020. The organic decline in sales was also due to one less shipping day compared to the first quarter of 2019. These declines on a reported basis were partially offset by an increase in acquired sales of $2.6 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $47.8 million increased by $1.1 million, or 2.4%, in the first quarter of 2020 as compared to the first quarter of 2019. This increase was primarily driven by savings from productivity initiatives, decreased restructuring costs, and cost reduction actions in response to the COVID-19 pandemic, partially offset by lower sales volume, higher general inflation including tariffs, and strategic investments.

Recent Developments

On May 4, 2020, the Company declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2020 to stockholders of record on June 1, 2020.

On April 24, 2020, we entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") among the Company, certain subsidiaries of the Company who become borrowers thereunder, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement amends and restates our prior credit agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. This senior unsecured revolving credit facility (the "Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. The existing term loan was paid off on April 24, 2020 with funds from the Revolving Credit Facility.

Results of Operations

First Quarter Ended March 29, 2020 Compared to First Quarter Ended March 31, 2019

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first quarters of 2020 and 2019 were as follows:

	First Quarter Ended		First Quarter Ended			% Change to
	March 29, 2020		March 31, 2019			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales
	(dollars in millions)
Americas	$262.4	68.6%	$258.9	66.6%	$3.5	0.9%
Europe	110.2	28.8	116.3	29.9	(6.1)	(1.6)
APMEA	10.0	2.6	13.5	3.5	(3.5)	(0.9)
Total	$382.6	100.0%	$388.7	100.0%	$(6.1)	(1.6)%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA
	(dollars in millions)
Organic	$1.0	$(2.6)	$(3.0)	$(4.6)	0.3%	(0.7)%	(0.8)%	(1.2)%	0.4%	(2.3)%	(22.5)%
Foreign exchange	(0.1)	(3.5)	(0.5)	(4.1)	(0.1)	(0.9)	(0.1)	(1.1)	(0.1)	(2.9)	(3.0)
Acquisition	2.6	—	—	2.6	0.7	—	—	0.7	1.0	—	—
Total	$3.5	$(6.1)	$(3.5)	$(6.1)	0.9%	(1.6)%	(0.9)%	(1.6)%	1.3%	(5.2)%	(25.5)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$(0.2)	$(1.4)	$0.7	$1.9	$1.0	(0.1)%	(6.5)%	4.1%	2.5%
Europe	(2.0)	(0.5)	(0.1)	—	(2.6)	(2.6)	(1.3)	(17.4)	—
APMEA	(3.0)	(0.3)	—	0.3	(3.0)	(23.4)	(51.9)	—	47.6
Total	$(5.2)	$(2.2)	$0.6	$2.2	$(4.6)

Organic net sales in the Americas increased primarily due to increased volume within our heating and hot water and water quality products, which are sold through our specialty channel, as well as increased volume within our DIY channel. The increase was also due to a general price increase across the majority of our channels. This was partially offset by a decrease in OEM and wholesale sales that were affected by the impact of the COVID-19 pandemic towards the end of the quarter.

Organic net sales in Europe decreased due to lost volume related to the COVID-19 pandemic, primarily in Italy and France at the end of March. This decrease was partially offset by increased sales in our marine-based drains products, as well as price.

Organic net sales in APMEA decreased primarily due to a decline in volume related to the COVID-19 pandemic, primarily in China and the Middle East. This was partially offset by increased sales in Korea and New Zealand.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro and Chinese yuan, against the U.S. dollar in the first quarter of 2020. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2020 and 2019 were as follows:

	First Quarter Ended
	March 29, 2020	March 31, 2019
	(dollars in millions)
Gross profit	$162.8	$164.2
Gross margin	42.6%	42.2%

Although gross profit declined $1.4 million primarily from lower sales volume, gross margin increased slightly as price and savings from productivity initiatives offset absorption issues from lower volume and cost increases related to tariffs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses decreased $1.1 million, or 1.0%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(0.1)	(0.1)%
Foreign exchange	(1.0)	(0.9)
Total	$(1.1)	(1.0)%

The decrease in foreign exchange was mainly due to the depreciation of the euro and Chinese yuan against the U.S. dollar. The organic decrease was related to cost reduction actions in response to the COVID-19 pandemic of $2.5 million, decreased stock compensation expense of $0.7 million, and incremental European restructuring savings of $0.7 million from prior restructuring actions. These decreases were partially offset by strategic investments of $2.0 million, including investments in research and development for new products, commercial excellence, and technology and information systems as well as general inflation of $1.9 million compared to the first quarter of 2019. Total SG&A expenses, as a percentage of sales, were 30.1% in the first quarter of 2020 compared to 29.9% in the first quarter of 2019.

Restructuring. In the first quarter of 2019, we recorded a net charge of $1.4 million for additional severance benefits and cost cutting actions related to our European restructuring plan.

Operating Income. Operating income (loss) by segment for the first quarters of 2020 and 2019 was as follows:

				% Change to
	First Quarter Ended			Consolidated
	March 29,	March 31,		Operating
	2020	2019	Change	Income
	(dollars in millions)
Americas	$43.4	$43.1	$0.3	0.6%
Europe	13.7	13.2	0.5	1.1
APMEA	(0.1)	1.3	(1.4)	(3.0)
Corporate	(9.2)	(10.9)	1.7	3.7
Total	$47.8	$46.7	$1.1	2.4%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate
	(dollars in millions)
Organic	$0.3	$(0.4)	$(1.3)	$1.7	$0.3	0.7%	(0.8)%	(2.8)%	3.6%	0.7%	0.8%	(3.0)%	(100.0)%	15.3%
Foreign exchange	—	(0.5)	(0.1)	—	(0.6)	—	(1.1)	(0.2)	—	(1.3)	—	(3.8)	(7.7)	—
Restructuring	—	1.4	—	—	1.4	—	3.0	—	—	3.0	—	10.6	—	—
Total	$0.3	$0.5	$(1.4)	$1.7	$1.1	0.7%	1.1%	(3.0)%	3.6%	2.4%	0.8%	3.8%	(107.7)%	15.3%

Increases in organic operating income due to price and savings from productivity initiatives and cost reduction actions in response to the COVID-19 pandemic were partially offset by lower sales volume, higher general inflation, including tariffs, and strategic investments.

Interest Expense. Interest expense in the first quarter of 2020 decreased $0.6 million, or 16.7%, compared to the first quarter of 2019 due to a decline in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Other income. Other income remained flat at $0.1 million for each of the first quarters of 2020 and 2019.

Income Taxes. Our effective income tax rate increased to 28.3% in the first quarter of 2020, from 27.4% in the first quarter of 2019. The higher rate is primarily related to a greater impact from non-deductible permanent items in relation to our expected annual income compared to the first quarter of 2019.

Net Income. Net income was $32.0 million, or $0.94 per common share, for the first quarter of 2020, compared to $31.0 million, or $0.91 per common share, for the first quarter of 2019. Results for the first quarter of 2020 include an after-tax charge of $0.3 million, or $0.01 per common share, for footprint optimization. Results for the first quarter of 2019 include an after-tax charge of $1.0 million, or $0.03 per common share, for restructuring.

Liquidity and Capital Resources

We used $0.9 million of net cash in operating activities in the first quarter of 2020 as compared to $24.2 million of net cash used in operating activities in the first quarter of 2019. The reduction in cash used was primarily related to the timing of working capital fluctuations.

We used $7.5 million of net cash for investing activities in the first quarter of 2020 compared to $6.9 million used in the first quarter of 2019. We used $2.0 million more cash for capital expenditures in the first quarter of 2020 compared to the first quarter of 2019. We received $1.4 million in cash proceeds from the sale of property, plant and equipment in the first quarter of 2020. For the remainder of 2020, we expect to invest approximately $25 million to $30 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We generated $39.1 million of net cash from financing activities in the first quarter of 2020 primarily through proceeds from additional drawdowns on our Prior Revolving Credit Facility totaling $70.0 million. This was offset by dividend payments of $8.0 million, tax withholding payments on vested stock awards totaling $7.7 million, and payments of $14.7 million to repurchase approximately 175,000 shares of Class A common stock.

In February 2016, we entered into a Credit Agreement (the “Prior Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Prior Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Prior Credit Agreement provided for a $500 million, five-year, senior unsecured revolving credit facility (the “Prior Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. As of March 29, 2020, we had drawn $80.0 million against the Prior Revolving Credit Facility. The Prior Credit Agreement also provides for a $300 million, five-year, term loan facility available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016. We had $225.0 million of borrowings outstanding on the Term Loan Facility as of March 29, 2020. We had $15.8 million of stand-by letters of credit outstanding and had $404.2 million of unused and available credit under the Prior Revolving Credit Facility. As of March 29, 2020, we were in compliance with all covenants related to the Prior Credit Agreement.

On April 24, 2020, we entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") among the Company, certain subsidiaries of the Company who become borrowers thereunder, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement amends and restates the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022.   This senior unsecured revolving credit facility (the "Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. In addition to paying interest under the New Credit Agreement, we are required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The New Credit Agreement matures on February 12, 2022, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. The Company may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement.

As of March 29, 2020, we held $245.4 million in cash and cash equivalents. Of this amount, $153.2 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

Free cash flow is a non-GAAP financial measure that does not represent cash provided by operating activities in accordance with U.S. GAAP. Therefore, it should not be considered an alternative to net cash provided by or used in operating activities as an indication of our performance. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation. We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash used in operating activities to free cash flow is provided below:

	First Quarter Ended
	March 29,	March 31,
	2020	2019
	(in millions)
Net cash used in operating activities	$(0.9)	$(24.2)
Less: additions to property, plant, and equipment	(8.9)	(6.9)
Plus: proceeds from the sale of property, plant, and equipment	1.4	—
Free cash flow	$(8.4)	$(31.1)
Net income —as reported	$32.0	$31.0
Cash conversion rate of free cash flow to net income	(26.6)%	(100.3)%

Free cash flow improved in the first quarter of 2020 when compared to the first quarter of 2019 primarily from the timing of working capital fluctuations.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at March 29, 2020 was 12.2% compared to 8.4% at December 31, 2019. The increase was driven by an increase in net debt outstanding at March 29, 2020 primarily from draw downs on our line of credit of $70.0 million, partially offset by an increase in cash and cash equivalents of $25.7 million. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 29,	December 31,
	2020	2019
	(in millions)
Current portion of long‑term debt	$82.5	$105.0
Plus: long-term debt, net of current portion	296.9	204.2
Less: cash and cash equivalents	(245.4)	(219.7)
Net debt	$134.0	$89.5

A reconciliation of capitalization is provided below:

	March 29,	December 31,
	2020	2019
	(in millions)
Net debt	$134.0	$89.5
Total stockholders’ equity	967.8	978.0
Capitalization	$1,101.8	$1,067.5
Net debt to capitalization ratio	12.2%	8.4%

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, inventory valuation, goodwill and other intangibles, product liability costs, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our accounting policies are more fully described under the heading “Accounting Policies” in

Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 20, 2020.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 70% to 80% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of March 29, 2020 was an asset balance of $0.6 million.

Under the Prior Credit Agreement, we could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, our earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage our exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, we entered into two interest rate swaps. For each interest rate swap, we receive the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. As a result of entering the New Credit Agreement, interest rate swaps as referred to in Note 5 of Notes to the Consolidated Financial Statements are no longer effective in offsetting changes in the cash flow of the hedged item as the critical terms of the New Credit Agreement do not match to the hedged item. We will recognize the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations through the expiration date of the swaps, which is February 12, 2021. Information about our long-term debt including principal amounts and related interest rates appears in Note 10 of Notes to the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the first quarter ended March 29, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2019, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 29, 2020, other than as described in Note 11 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, which risk factors are incorporated herein by reference, with the exception of the below updated risk factor.

We face risks related to the impact of the COVID-19 pandemic.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are subject to risk and uncertainties as a result of the COVID-19 impact, the extent of the impact on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its initial stages and information is rapidly evolving. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Although our products qualify as essential in most jurisdictions and we follow the COVID-19 guidelines from the CDC concerning the health and safety of our personnel, the measures adopted to slow the spread of the COVID-19 pandemic have resulted in reduced production capacity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, and they may be extended and additional measures may be imposed. The measures imposed have resulted in supply chain disruption, reduced demand and higher absenteeism in our manufacturing facilities. We remain focused on protecting the health and safety of our employees, however, there remains a risk of future employee health concerns, and we cannot predict whether any of our manufacturing facilities will experience disruptions or how long such disruptions would last. While we are unable to predict the magnitude of such impact at this time, the loss of, or significant reduction in, purchases by our customers could materially impair our business, operating results, prospects and financial condition.

Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and we believe it will likely cause a global economic recession. Such economic disruption could have a material adverse effect on our business as customers curtail and reduce capital and overall spending. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. We may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, payment delays, and defaults or bankruptcy of our third-party customers and suppliers, which could adversely affect our consolidated financial condition, liquidity and results of operations. Additionally, the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced as a result of COVID-19 may not be successful.

Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results and financial condition, which will depend on many factors that are not known at this time. We are staying in close communication with our manufacturing facilities, employees, customers, and suppliers, and taking actions to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the first quarter ended March 29, 2020.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
January 1, 2020 – January 26, 2020	—	$—	—	—
January 27, 2020 – February 23, 2020	51,564	$106.15	—	—
February 24, 2020 - March 29, 2020	33,620	$80.63	—	—
Total	85,184	$96.08	—	—

The following table includes information with respect to repurchases of our Class A common stock during the first quarter ended March 29, 2020 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2020 – January 26, 2020	1,520	$99.90	1,520	$142,187,609
January 27, 2020 – February 23, 2020	7,178	$107.29	7,178	$141,417,456
February 24, 2020 - March 29, 2020	166,009	$83.00	166,009	$127,638,434
Total	174,707	$84.17	174,707
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001- 11499).
10.1†	Form of 2020 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan.
10.2

Amended and Restated Credit Agreement, dated as of April 24, 2020, by and among the Registrant, the Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America N.A., Keybank National Association, Wells Fargo Bank, National Association, and T.D. Bank, N.A., as Co-Syndication Agents, and PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 27, 2020 (File No. 001-11499).

10.3

Amended and Restated Guaranty, dated as of April 24, 2020, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 27, 2020 (File No. 001-11499).

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

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 29, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the First Quarters Ended March 29, 2020 and March 31, 2019, (iii) Consolidated Statements of Comprehensive Income for the First Quarters Ended March 29, 2020 and March 31, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the First Quarters Ended March 29, 2020 and March 31, 2019, (v) Consolidated Statements of Cash Flows for the First Quarters Ended March 29, 2020 and March 31, 2019, and (vi) Notes to Consolidated Financial Statements.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: May 7, 2020	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: May 7, 2020	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: May 7, 2020	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)