Form 10-Q
period 2020-09-27
WATTS WATER TECHNOLOGIES INC
filed 2020-11-05
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2020
Class A Common Stock, $0.10 par value	27,433,930

Class B Common Stock, $0.10 par value	6,209,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 27,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188.3	$219.7
Trade accounts receivable, less reserve allowances of $11.8 million at September 27, 2020 and $14.3 million at December 31, 2019	208.9	219.8
Raw materials	89.7	83.3
Work in process	16.1	15.5
Finished goods	167.3	171.3
Total Inventories	273.1	270.1
Prepaid expenses and other current assets	29.3	25.3
Total Current Assets	699.6	734.9
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	596.6	557.9
Accumulated depreciation	(385.3)	(357.9)
Property, plant and equipment, net	211.3	200.0
OTHER ASSETS:
Goodwill	588.7	581.1
Intangible assets, net	142.9	151.4
Deferred income taxes	3.8	2.7
Other, net	62.7	53.0
TOTAL ASSETS	$1,709.0	$1,723.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$99.9	$123.3
Accrued expenses and other liabilities	139.1	133.4
Accrued compensation and benefits	56.2	57.6
Current portion of long-term debt	—	105.0
Total Current Liabilities	295.2	419.3
LONG-TERM DEBT, NET OF CURRENT PORTION	247.9	204.2
DEFERRED INCOME TAXES	40.3	38.6
OTHER NONCURRENT LIABILITIES	101.0	83.0
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,445,480 shares at September 27, 2020 and 27,586,416 shares at December 31, 2019	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,209,290 shares at September 27, 2020 and 6,279,290 shares at December 31, 2019	0.6	0.6
Additional paid-in capital	602.1	591.5
Retained earnings	543.2	513.9
Accumulated other comprehensive loss	(124.1)	(130.8)
Total Stockholders’ Equity	1,024.6	978.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,709.0	$1,723.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Net sales	$383.9	$394.7	$1,105.2	$1,200.2
Cost of goods sold	225.4	226.1	649.0	692.8
GROSS PROFIT	158.5	168.6	456.2	507.4
Selling, general and administrative expenses	106.6	119.8	319.2	354.9
Restructuring	3.4	—	8.7	2.7
Other long-lived asset impairment charge	—	—	1.0	—
Loss on disposition	0.6	—	0.6	—
OPERATING INCOME	47.9	48.8	126.7	149.8
Other (income) expense:
Interest income	—	(0.1)	(0.2)	(0.3)
Interest expense	3.0	3.5	10.0	10.8
Other expense (income), net	1.1	(0.8)	1.0	(0.4)
Total other expense	4.1	2.6	10.8	10.1
INCOME BEFORE INCOME TAXES	43.8	46.2	115.9	139.7
Provision for income taxes	10.9	13.9	30.8	40.0
NET INCOME	$32.9	$32.3	$85.1	$99.7
Basic EPS
NET INCOME PER SHARE	$0.97	$0.95	$2.51	$2.92
Weighted average number of shares	33.8	34.0	33.9	34.1
Diluted EPS
NET INCOME PER SHARE	$0.97	$0.94	$2.50	$2.91
Weighted average number of shares	33.9	34.2	34.0	34.2
Dividends declared per share	$0.23	$0.23	$0.69	$0.67

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Net income	$32.9	$32.3	$85.1	$99.7
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	14.3	(15.8)	7.8	(16.9)
Cash flow hedges	0.1	(0.5)	(1.1)	(4.2)
Other comprehensive income (loss)	14.4	(16.3)	6.7	(21.1)
Comprehensive income	$47.3	$16.0	$91.8	$78.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
(For the nine months ended September 27, 2020)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	$978.0
Net income	—	—	—	—	—	85.1	—	85.1
Other comprehensive income	—	—	—	—	—	—	6.7	6.7
Comprehensive income								91.8
Shares of Class B common stock converted to Class A common stock	70,000	—	(70,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	661	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	8.8	—	—	8.8
Stock repurchase	(294,677)	—	—	—	—	(24.8)	—	(24.8)
Net change in restricted and performance stock units	83,080	—	—	—	1.8	(7.8)	—	(6.0)
Common stock dividends	—	—	—	—	—	(23.2)	—	(23.2)
Balance at September 27, 2020	27,445,480	$2.8	6,209,290	$0.6	$602.1	$543.2	$(124.1)	$1,024.6

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
(For the third quarter ended September 27, 2020)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 28, 2020	27,461,833	$2.8	6,229,290	$0.6	$598.9	$521.4	$(138.5)	$985.2
Net income	—	—	—	—	—	32.9	—	32.9
Other comprehensive income	—	—	—	—	—	—	14.4	14.4
Comprehensive income								47.3
Shares of Class B common stock converted to Class A common stock	20,000	—	(20,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	661	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3.2	—	—	3.2
Stock repurchase	(41,142)	—	—	—	—	(3.7)	—	(3.7)
Net change in restricted and performance stock units	4,128	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(7.4)	—	(7.4)
Balance at September 27, 2020	27,445,480	$2.8	6,209,290	$0.6	$602.1	$543.2	$(124.1)	$1,024.6

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
(For the nine months ended September 29, 2019)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	99.7	—	99.7
Other comprehensive loss	—	—	—	—	—	—	(21.1)	(21.1)
Comprehensive income								78.6
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	19,155	—	—	—	1.0	—	—	1.0
Stock-based compensation	—	—	—	—	13.3	—	—	13.3
Stock repurchase	(178,340)	—	—	—	—	(14.8)	—	(14.8)
Net change in restricted and performance stock units	79,765	—	—	—	3.3	(7.1)	—	(3.8)
Common stock dividends	—	—	—	—	—	(23.6)	—	(23.6)
Balance at September 29, 2019	27,617,045	$2.8	6,279,290	$0.6	$585.9	$494.9	$(142.2)	942.0

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
(For the third quarter ended September 29, 2019)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2019	27,657,544	$2.8	6,279,290	$0.6	$581.1	$475.6	$(125.9)	$934.2
Net income	—	—	—	—	—	32.3	—	32.3
Other comprehensive loss	—	—	—	—	—	—	(16.3)	(16.3)
Comprehensive income								16.0
Shares of Class A common stock issued upon the exercise of stock options	3,368	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	4.6	—	—	4.6
Stock repurchase	(47,943)	—	—	—	—	(4.5)	—	(4.5)
Net change in restricted and performance stock units	4,076	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(8.4)	—	(8.4)
Balance at September 29, 2019	27,617,045	$2.8	6,279,290	$0.6	$585.9	$494.9	$(142.2)	942.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2020	2019
OPERATING ACTIVITIES
Net income	$85.1	$99.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.3	22.7
Amortization of intangibles	11.4	11.6
Loss on disposal and impairment of property, plant and equipment and other	3.3	0.7
Stock-based compensation	8.8	13.3
Deferred income tax	(2.3)	2.0
Changes in operating assets and liabilities:
Accounts receivable	14.5	(36.5)
Inventories	3.1	5.1
Prepaid expenses and other assets	(3.8)	0.2
Accounts payable, accrued expenses and other liabilities	(16.0)	(23.9)
Net cash provided by operating activities	127.4	94.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(33.8)	(19.1)
Proceeds from the sale of property, plant and equipment	1.5	0.1
Proceeds from the sale of business	0.9	—
Business acquisitions, net of cash acquired	(7.7)	(42.7)
Net cash used in investing activities	(39.1)	(61.7)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	407.5	82.0
Payments of long-term debt	(467.5)	(92.5)
Payments for withholding taxes on vested awards	(7.8)	(7.2)
Payments for finance leases	(1.5)	(1.1)
Payments on contractual call option	—	(2.8)
Proceeds from share transactions under employee stock plans	—	1.0
Debt issuance costs	(2.2)	—
Payments to repurchase common stock	(24.8)	(14.8)
Dividends	(23.2)	(23.6)
Net cash used in financing activities	(119.5)	(59.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(4.6)
DECREASE IN CASH AND CASH EQUIVALENTS	(31.4)	(30.4)
Cash and cash equivalents at beginning of year	219.7	204.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$188.3	$173.7
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$12.3	$43.3
Cash paid, net of cash acquired	7.7	42.7
Liabilities assumed	$4.6	$0.6
Issuance of stock under management stock purchase plan	$0.7	$1.6
CASH PAID FOR:
Interest	$9.6	$12.0
Income taxes	$36.5	$38.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of September 27, 2020, the Consolidated Statements of Operations for the third quarters and nine months ended September 27, 2020 and September 29, 2019, the Consolidated Statements of Comprehensive Income for the third quarters and nine months ended September 27, 2020 and September 29, 2019, the Consolidated Statements of Stockholders’ Equity for the third quarters and nine months ended September 27, 2020 and September 29, 2019, and the Consolidated Statements of Cash Flows for the nine months ended September 27, 2020 and September 29, 2019.

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

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The unprecedented and widespread impact of COVID-19 continues to affect the countries and markets in which the Company operates, and new and evolving government actions to address the COVID-19 pandemic continue to occur on a regular basis. For the third quarter and nine months ended September 27, 2020, temporary closures, lockdowns and other restrictions mandated by various governmental authorities intended to combat the COVID-19 pandemic have negatively impacted the Company’s revenue at varying levels within each of the Company’s business segments. The exact timing and pace of the recovery remain uncertain and is impacted by certain markets which are now experiencing a resurgence of COVID-19 cases. The Company’s cost management and capital preservation actions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Due to the risks and uncertainties resulting from the COVID-19 pandemic, the extent of the impact on the Company’s business is highly uncertain and difficult to predict. Developments and information related to the response to the pandemic continue to occur. Many of the Company’s products qualify as “essential products” under local, state and national guidelines and orders. As a provider of essential products, the Company has made significant efforts to keep its facilities open, its employees working and its products available to its customers. The Company remains focused on protecting the health and safety of its employees and the communities in which it operates while maintaining the continuity of its business operations. Early in the pandemic, the Company created a COVID-19 Task Force to develop and implement a coordinated response to protect its employees while maintaining production capabilities, and the Company has implemented social distancing guidelines and temperature monitoring, provided personal protective equipment, established a COVID-19 website for employees, which includes the latest Centers for Disease Control and Prevention (“CDC”) and other government protocols, and promoted work-from-home policies where practical.

Capital markets and economies worldwide continue to be negatively impacted by the protective measures taken by governments in response to the COVID-19 pandemic, and these measures resulted in a global economic recession. Such economic disruption will likely have a material adverse effect on the Company’s business if customers continue to curtail and reduce overall spending, which may not return to pre-pandemic levels. Policymakers around the globe have responded with fiscal policy actions to bolster their local economies. The magnitude and overall effectiveness of these actions remain uncertain. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, operations, distributors and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. However, the Company does not anticipate any adverse impacts on its ability to pay its debt obligations as they become due. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

The Company intends to continue to assess the evolving impact of the COVID-19 pandemic and expects to continue to make adjustments to its responses to address the situation as it develops.

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the third quarter ended September 27, 2020 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $13.6 million and $14.5 million for the third quarters of 2020 and 2019, respectively, and were $40.1 million and $43.0 million for the first nine months of 2020 and 2019, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $10.1 million and $9.8 million for the third quarters of 2020 and 2019, respectively, and were $31.4 million and $28.6 million for the first nine months of 2020 and 2019, respectively.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the third quarter ended September 27, 2020				For the nine months ended September 27, 2020
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$151.4	$69.3	$14.7	$235.4	$430.8	$199.5	$35.2	$665.5
OEM	19.5	36.6	0.8	56.9	54.7	103.7	1.6	160.0
Specialty	74.2	—	0.2	74.4	213.9	—	2.1	216.0
DIY	16.4	0.8	—	17.2	61.9	1.8	—	63.7
Total	$261.5	$106.7	$15.7	$383.9	$761.3	$305.0	$38.9	$1,105.2

	For the third quarter ended September 27, 2020				For the nine months ended September 27, 2020
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$151.1	$42.2	$12.0	$205.3	$430.5	$113.9	$29.1	$573.5
HVAC and Gas Products	63.9	46.3	2.9	113.1	194.5	129.1	8.5	332.1
Drainage and Water Re-use Products	20.0	17.3	0.5	37.8	57.9	59.3	0.6	117.8
Water Quality Products	26.5	0.9	0.3	27.7	78.4	2.7	0.7	81.8
Total	$261.5	$106.7	$15.7	$383.9	$761.3	$305.0	$38.9	$1,105.2

	For the third quarter ended September 29, 2019				For the nine months ended September 29, 2019
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$152.1	$72.2	$15.0	$239.3	$459.8	$226.9	$43.2	$729.9
OEM	20.0	35.1	0.4	55.5	62.7	108.5	1.2	172.4
Specialty	83.6	—	1.1	84.7	247.5	—	2.2	249.7
DIY	14.6	0.6	—	15.2	46.2	2.0	—	48.2
Total	$270.3	$107.9	$16.5	$394.7	$816.2	$337.4	$46.6	$1,200.2

	For the third quarter ended September 29, 2019				For the nine months ended September 29, 2019
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$151.0	$41.1	$10.6	$202.7	$459.7	$130.1	$32.9	$622.7
HVAC and Gas Products	73.4	44.7	4.4	122.5	221.9	139.0	10.0	370.9
Drainage and Water Re-use Products	20.7	21.5	1.3	43.5	60.4	66.4	3.0	129.8
Water Quality Products	25.2	0.6	0.2	26.0	74.2	1.9	0.7	76.8
Total	$270.3	$107.9	$16.5	$394.7	$816.2	$337.4	$46.6	$1,200.2

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2020	$0.4	$11.5	$2.9
Change in period	(0.1)	0.2	(0.1)
Balance - March 29, 2020	$0.3	$11.7	$2.8
Change in period	—	—	(0.1)
Balance - June 28, 2020	$0.3	$11.7	$2.7
Change in period	(0.3)	1.1	—
Balance - September 27, 2020	$—	$12.8	$2.7

Balance - January 1, 2019	$1.0	$11.3	$2.7
Change in period	(0.7)	0.1	—
Balance - March 31, 2019	$0.3	$11.4	$2.7
Change in period	(0.2)	0.7	0.1
Balance - June 30, 2019	$0.1	$12.1	$2.8
Change in period	—	(0.3)	0.2
Balance - September 29, 2019	$0.1	$11.8	$3.0

The amount of revenue recognized during the third quarter and nine months ended September 27, 2020 that was included in the opening contract liability balance was $2.2 million and $7.0 million, respectively. The amount of revenue recognized during the third quarter and nine months ended September 29, 2019 that was included in the opening contract liability balance was $3.1 million and $9.2 million, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to contract assets for the third quarters and nine months ended September 27, 2020 and September 29, 2019.

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. During the third quarter, the Company completed the acquisition of Australian Valve Group Pty Ltd (“AVG”) within the APMEA region, resulting in

$3.9 million of goodwill. The acquisition of AVG was not considered material to the Company’s consolidated financial statements. The changes in the carrying amount of goodwill by geographic segment are as follows:

	September 27, 2020
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	September 27,	January 1,	Loss During	September 27,	September 27,
	2020	Period	and Other	2020	2020	the Period	2020	2020

	(in millions)
Americas	$476.8	—	$(0.3)	$476.5	$(24.5)	—	$(24.5)	$452.0
Europe	241.4	—	4.7	246.1	(129.7)	—	(129.7)	116.4
APMEA	30.0	3.9	(0.7)	33.2	(12.9)	—	(12.9)	20.3
Total	$748.2	3.9	$3.7	$755.8	$(167.1)	—	$(167.1)	$588.7

	December 31, 2019
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2019	Period	and Other	2019	2019	the Period	2019	2019

	(in millions)
Americas	$438.1	$38.3	$0.4	$476.8	$(24.5)	$—	$(24.5)	$452.3
Europe	243.7	—	(2.3)	241.4	(129.7)	—	(129.7)	111.7
APMEA	30.1	—	(0.1)	30.0	(12.9)	—	(12.9)	17.1
Total	$711.9	$38.3	$(2.0)	$748.2	$(167.1)	$—	$(167.1)	$581.1

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year. At the most recent annual impairment test which occurred in the fourth quarter of 2019, the Company performed qualitative fair value assessments, including an evaluation of certain key assumptions for all seven of its reporting units. The Company concluded that the fair value of all seven reporting units exceed its carrying value at that time.

As a result of the impact of the COVID-19 global pandemic, the Company reviewed the guidance outlined in ASC 350 to determine if there was an event or change in circumstance to indicate it is more likely than not that an impairment loss has been incurred during the first nine months of 2020. The Company performed an analysis of the stock price when compared to December 31, 2019, reviewed cash flow forecasts, assessed other market risk factors, and performed a market capitalization reconciliation of its reporting units. The Company concluded a triggering event had not occurred as of September 27, 2020 and it was not “more likely than not” that the Company’s reporting units might be impaired.

Additionally, the Company noted the Heating and Hot Water Solutions (“HHWS”) reporting unit had a goodwill balance of $218.9 million as of September 27, 2020, which holds the greatest amount of goodwill and the least amount of excess of fair value over carrying value. While the Company concluded that a triggering event did not occur during the third quarter and nine months ended September 27, 2020, the impact of a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the HHWS reporting unit that may be significant enough to trigger an impairment determination.

Intangible assets include the following:

	September 27, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.1	$(16.0)	$0.1	$16.1	$(15.9)	$0.2
Customer relationships	234.4	(163.3)	71.1	232.8	(156.3)	76.5
Technology	56.8	(34.9)	21.9	56.9	(31.6)	25.3
Trade names	26.7	(14.0)	12.7	26.0	(13.1)	12.9
Other	4.3	(3.7)	0.6	4.3	(3.6)	0.7
Total amortizable intangibles	338.3	(231.9)	106.4	336.1	(220.5)	115.6
Indefinite-lived intangible assets	36.5	—	36.5	35.8	—	35.8
	$374.8	$(231.9)	$142.9	$371.9	$(220.5)	$151.4

Aggregate amortization expense for amortized intangible assets for both the third quarters ended September 27, 2020 and September 29, 2019 was $3.8 million, and for the first nine months of 2020 and 2019 was $11.4 million and $11.6 million, respectively. As a result of the AVG acquisition completed in the third quarter of 2020, the Company recorded $2.6 million and $0.6 million, respectively, of intangible assets related to customer relationships and trade names.

5. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s borrowings under the Amended and Restated Credit Agreement (the "New Credit Agreement") entered into on April 24, 2020 approximate their carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at September 27, 2020 and December 31, 2019:

	Fair Value Measurement at September 27, 2020 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.2	$2.2	$—	$—
Total assets	$2.2	$2.2	$—	$—
Liabilities
Interest rate swaps(3)	$1.2	$—	$1.2	$—
Plan liability for deferred compensation(2)	$2.2	$2.2	$—	$—
Contingent consideration(4)	$2.9	$—	$—	$2.9
Total liabilities	$6.3	$2.2	$1.2	$2.9

	Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swaps (1)	$1.2	$—	$1.2	$—
Total assets	$3.7	$2.5	$1.2	$—
Liabilities
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Designated foreign currency hedge(3)	$0.2	$—	$0.2	$—
Total liabilities	$2.7	$2.5	$0.2	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(4)Included on the Company’s consolidated balance sheet in other noncurrent liabilities and relates to contingent consideration as part of the acquisition of AVG.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2019 to September 27, 2020.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	September 27,
	2019	Settlements	Purchases	adjustments	income	2020

	(in millions)
Contingent consideration	$—	—	$2.8	—	$0.1	$2.9

In connection with the immaterial acquisition of AVG completed during the third quarter ended September 27, 2020, a contingent liability of $2.8 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase the liability to a maximum contingent consideration of $4.4 million. The liability as of the third quarter ended September 27, 2020 was $2.9 million.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Prior Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, and a Revolving Commitment (“Revolver”) of $500 million. For each facility, the Company could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company received the three-month USD-LIBOR subject to a 0% floor, and paid a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps were expected to mature on the same date as the Prior Credit Agreement on February 12, 2021, and were designated as cash flow hedges. On April 24, 2020, the Company entered into a New Credit Agreement. The New Credit Agreement amends and restates the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. As part of the New Credit Agreement, the LIBOR rate is subject to a 1% floor as opposed to a 0% floor in the Prior Credit Agreement. The change in the LIBOR floor in the New Credit Agreement caused the interest rate swaps to no longer be considered highly effective in offsetting changes in the cash flow of the hedged item, as critical terms of the New Credit Agreement no longer match the hedged item. As a result, the cash flow hedges no longer qualify for hedge accounting as of the date of execution of the New Credit Agreement. As of September 27, 2020, the balance of the previously effective portion of the fair value of the interest rate swaps recorded in other comprehensive income was a loss of $0.7 million, all of which is expected to be reclassified into earnings within interest expense through February 2021. For the third quarter and nine months ended September 27, 2020, $0.4 million and $0.7 million of loss, respectively, has been reclassified into interest expense from other comprehensive income. For the third quarter and nine months ended September 27, 2020, a gain of $0.5 million and $0.1 million, respectively, has been recognized to interest expense for mark-to-market valuation changes subsequent to the interest rate swaps no longer being effective.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge approximately 70% to 80% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of September 27, 2020, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge are reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of September 27, 2020 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $7.6 million and $4.3 million, respectively. The fair value of the Company’s designated foreign hedge contracts outstanding were deemed not to be material as of September 27, 2020. As of September 27, 2020, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a gain of $0.2 million.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

	(in millions)
Restructuring costs:
Other Actions	$3.4	$—	$8.7	$2.7
Total restructuring charges	$3.4	$—	$8.7	$2.7

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

	(in millions)
Americas	$0.6	$—	$5.2	$—
Europe	1.7	—	1.4	2.7
APMEA	1.1	—	2.0	—
Corporate	—	—	0.1	—
Total	$3.4	$—	$8.7	$2.7

Other Actions

The Company periodically initiates other actions which are not part of a major program. Total “Other Actions” pre-tax restructuring expense was $3.4 million and $8.7 million for the third quarter and nine months ended September 27, 2020, respectively. Total “Other Actions” pre-tax restructuring expense was $2.7 million through the nine months ended September 29, 2019. Included in “Other Actions” for the nine months ended September 27, 2020 were actions taken in the Americas, Europe, APMEA and Corporate primarily in response to the COVID-19 pandemic. Also included in “Other Actions” in 2019 were European restructuring activities that were initiated in 2018 and extended through 2019, as discussed below.

2020 Other Actions

In the second quarter of 2020, management initiated certain restructuring actions with respect to the Company’s Americas and APMEA segments as well as at Corporate, and in the third quarter of 2020 initiated additional restructuring actions within the Company’s Europe and Americas segments. These actions were primarily in response to the economic challenges related to the COVID-19 pandemic. The restructuring actions included costs mainly for severance benefits due to reductions in force, as well as costs relating to asset write-offs, facility exit and other exit costs.

The total pre-tax charge for the 2020 restructuring initiatives were initially estimated to be approximately $9.5 million. As of September 27, 2020, the Company increased its total expected pre-tax restructuring charges for these programs to be approximately $11.0 million, primarily resulting from increased severance costs. As of September 27, 2020, approximately $9.0 million has been incurred for these programs to date. Through September 27, 2020, the Company paid approximately $4.2 million of severance benefits and other related costs. As of September 27, 2020, the restructuring reserve associated with these actions was approximately $5.0 million and primarily related to severance benefits. The remaining expected costs relate to asset write off, facility exit and other exit costs and are expected to be completed by the first half of 2021.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the 2020 restructuring actions:

			Facility
		Asset	exit
	Severance	write-downs	and other	Total

	(in millions)
Costs incurred—second quarter 2020	$5.3	$0.3	$—	$5.6
Costs incurred—third quarter 2020	3.1	0.3	—	3.4
Remaining costs to be incurred	—	0.9	1.1	2.0
Total expected restructuring costs	$8.4	$1.5	$1.1	$11.0

2018 Other Actions

In the third quarter of 2018, management initiated restructuring actions primarily associated with the Company’s European headquarters as well as cost savings initiatives at certain European manufacturing facilities. These actions included reductions in force and other related costs. Total pre-tax charges for the program were reduced through the nine months ended September 27, 2020 by approximately $0.3 million due primarily to decreased severance costs. This resulted in total program restructuring charges of approximately $8.0 million, which have been fully incurred. Pre-tax restructuring charges of approximately $2.7 million were incurred through the nine months ended September 29, 2019. The restructuring reserve associated with these actions as of September 27, 2020 was approximately $0.7 million, and primarily relates to severance benefits.

7. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 27, 2020			For the Third Quarter Ended September 29, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$32.9	33.8	$0.97	$32.3	34.0	$0.95
Effect of dilutive securities:
Common stock equivalents		0.1	—		0.2	(0.01)
Diluted EPS:
Net income	$32.9	33.9	$0.97	$32.3	34.2	$0.94

	For the Nine Months Ended September 27, 2020			For the Nine Months Ended September 29, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$85.1	33.9	$2.51	$99.7	34.1	$2.92
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1	(0.01)
Diluted EPS:
Net income	$85.1	34.0	$2.50	$99.7	34.2	$2.91

There were no options to purchase Class A common stock outstanding during the third quarters and nine months ended September 27, 2020 or September 29, 2019 that would have been anti-dilutive.

Since July 2015, the Company’s Board of Directors has authorized two stock repurchase programs. The first program approved the repurchase of up to $100 million and the second program up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For both stock repurchase programs, the Company entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. The Company temporarily suspended the stock repurchase program for a portion of the second quarter of 2020 as a measure to conserve cash in response to the business impact of the COVID-19 pandemic. The repurchase program was reinstated effective June 29, 2020 pursuant to the terms of a new 10b5-1 plan entered into as of June 12, 2020. The $100 million stock repurchase program was completely expended by August 2019. As of September 27, 2020, there was $117.6 million remaining authorized for share repurchases under the $150 million program.

The following tables summarize the cost and the number of shares of Class A common stock repurchased under the two repurchase programs during the third quarters and nine months ended September 27, 2020 and September 29, 2019:

	For the Third Quarter Ended		For the Third Quarter Ended
	September 27, 2020		September 29, 2019
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased

	(Amounts in millions, except share amount)
Stock repurchase programs:
$100 million	—	—	15,907	$1.5
$150 million	41,142	$3.7	32,036	3.0
Total stock repurchased during the period:	41,142	$3.7	47,943	$4.5

	For the Nine Months Ended		For the Nine Months Ended
	September 27, 2020		September 29, 2019
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased

	(Amounts in millions, except share amount)
Stock repurchase programs:
$100 million	—	—	146,304	$11.8
$150 million	294,677	$24.8	32,036	3.0
Total stock repurchased during the period:	294,677	$24.8	178,340	$14.8

8. Stock-Based Compensation

The Company issued 85,488 and 94,849 shares of restricted stock and deferred stock awards during the first nine months of 2020 and 2019, respectively. The Company grants shares of deferred stock awards to key employees and restricted stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to employees typically vest over a three-year period and awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, which may be adjusted with changes to the related expense recorded in the period of adjustment. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 73,106 and 82,898 performance stock units during the first nine months of 2020 and 2019, respectively.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 27,495 and 37,486 of restricted stock units (“RSUs”) during the first nine months of 2020 and 2019, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

			(in millions)
Net Sales
Americas	$261.5	$270.3	$761.3	$816.2
Europe	106.7	107.9	305.0	337.4
APMEA	15.7	16.5	38.9	46.6
Consolidated net sales	$383.9	$394.7	$1,105.2	$1,200.2
Operating income
Americas	$47.3	$48.5	$120.2	$142.3
Europe	10.4	12.1	33.3	38.1
APMEA	—	1.4	0.7	3.9
Subtotal reportable segments	57.7	62.0	154.2	184.3
Corporate(*)	(9.8)	(13.2)	(27.5)	(34.5)
Consolidated operating income	47.9	48.8	126.7	149.8
Interest income	—	(0.1)	(0.2)	(0.3)
Interest expense	3.0	3.5	10.0	10.8
Other expense (income), net	1.1	(0.8)	1.0	(0.4)
Income before income taxes	$43.8	$46.2	$115.9	$139.7
Capital Expenditures
Americas	$6.9	$3.1	$24.5	$10.5
Europe	2.5	1.5	8.5	8.1
APMEA	0.6	0.1	0.8	0.5
Consolidated capital expenditures	$10.0	$4.7	$33.8	$19.1
Depreciation and Amortization
Americas	$7.5	$7.3	$22.4	$21.6
Europe	3.7	3.6	10.5	10.7
APMEA	0.6	0.7	1.8	2.0
Consolidated depreciation and amortization	$11.8	$11.6	$34.7	$34.3
Identifiable assets (at end of period)
Americas			$1,105.8	$1,098.1
Europe			494.1	504.6
APMEA			109.1	93.6
Consolidated identifiable assets			$1,709.0	$1,696.3
Property, plant and equipment, net (at end of period)
Americas			$125.6	$113.5
Europe			80.3	76.4
APMEA			5.4	5.9
Consolidated property, plant and equipment, net			$211.3	$195.8

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

The U.S. property, plant and equipment of the Company’s Americas segment was $121.8 million and $109.6 million at September 27, 2020 and September 29, 2019, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

			(in millions)
U.S. net sales	$242.5	$252.0	$711.8	$764.9

The following includes intersegment sales for Americas, Europe and APMEA:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

			(in millions)
Intersegment Sales
Americas	$1.6	$3.2	$7.1	$9.1
Europe	4.2	3.4	13.7	11.3
APMEA	19.2	17.7	53.7	53.4
Intersegment sales	$25.0	$24.3	$74.5	$73.8

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2019	$(131.3)	$0.5	$(130.8)
Change in period	(16.5)	(0.9)	(17.4)
Balance March 29, 2020	$(147.8)	$(0.4)	$(148.2)
Change in period	10.0	(0.3)	9.7
Balance June 28, 2020	$(137.8)	$(0.7)	$(138.5)
Change in period	14.3	0.1	14.4
Balance September 27, 2020	$(123.5)	$(0.6)	$(124.1)

Balance December 31, 2018	$(126.3)	$5.2	$(121.1)
Change in period	(4.6)	(1.3)	(5.9)
Balance March 31, 2019	$(130.9)	$3.9	$(127.0)
Change in period	3.5	(2.4)	1.1
Balance June 30, 2019	$(127.4)	$1.5	$(125.9)
Change in period	(15.8)	(0.5)	(16.3)
Balance September 29, 2019	$(143.2)	$1.0	$(142.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 5 for further details.

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

The New Credit Agreement amends and restates the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. This senior unsecured revolving credit facility (the "Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of September 27, 2020, the Company had drawn down $250.0 million on this line of credit and had $16.2 million in letters of credit outstanding, which resulted in $533.8 million of unused and available credit under the Revolving Credit Facility. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. The interest rate as of September 27, 2020 on the Revolving Credit Facility was 2.5%. The terms of the Prior Credit Agreement are further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019. As of September 27, 2020, the Company was in compliance with all covenants related to the New Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $16.2 million as of September 27, 2020. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

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

Other than the items described below, significant commitments and contingencies at September 27, 2020 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 27, 2020, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $6.1 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

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

13. Subsequent Events

On November 2, 2020, the Company declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2020 to stockholders of record on December 1, 2020.

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

The Internet of Things has allowed companies to transform components into smart and connected devices.  Over the last few years we have been building our smart and connected foundation by expanding our internal capabilities and making strategic acquisitions. Our strategy is to deliver superior customer value through smart and connected products and solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We intend to introduce products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

COVID-19 Pandemic

The unprecedented global COVID-19 pandemic presents significant risks to our company, and we are not able to fully evaluate or forecast the impact on our business at the current time. Our revenues for the third quarter ended September 27, 2020 were adversely impacted as a result COVID-19. Demand for our products decreased as compared to the same period in 2019 as the pandemic continued and various governmental measures were imposed to combat the spread of the virus. Third quarter sales improved when compared to the second quarter of 2020. However, as the third quarter progressed, we noted sequential monthly declines in our order and sales rates as some restocking orders early in the quarter did not repeat. The exact timing and pace of the recovery remain uncertain and are impacted by certain markets which are now experiencing a resurgence of COVID-19 cases. Future sales expansion or contraction is dependent on the duration and severity of the COVID-19 pandemic, including, the time it takes for normal economic and operating conditions to resume, easing of the construction lending markets, improvements in overall investments and capital spending in building services construction markets, additional governmental actions that may be taken, and numerous other uncertainties, including the time to develop an effective vaccine or therapeutic treatments.

Our operations in the fourth quarter are expected to continue to be negatively impacted by COVID-19. Currently, we estimate fourth quarter sales may decline by 4% to 8% compared to prior year. We continue to be concerned about the far reaching impacts of the pandemic on our business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of our employees, manufacturing capabilities, supply chain, distribution networks, sales opportunities, customer and consumer behaviors, and on the overall economy. The scope and nature of these potential impacts are pervasive, many are beyond our control, continue to evolve and their outcomes are uncertain.

Many of our products qualify as “essential products” under local, state, and national guidelines and orders. We remain focused on protecting the health and safety of our employees and the communities in which we operate while maintaining the continuity of our business operations. The Company created a COVID-19 Task Force to develop and implement a coordinated response to protect our employees while maintaining production capabilities, and we have implemented social distancing guidelines and temperature monitoring, provided personal protective equipment, established a COVID-19 website for employees, which includes the latest CDC and other government protocols, and promoted work-from-home where practical. We are in communication with both customers and suppliers, we established a COVID-19 customer hotline in the US to support critical infrastructure projects, and we worked with our suppliers to ensure they could obtain the “essential” product classification from various government organizations.

In response to the business impact of the COVID-19 pandemic, we undertook several cost management actions in order to reduce costs, including merit deferrals, salary and incentive reductions, furloughs, reduced discretionary spending, factory overhead cost reductions, renegotiated material costs and reductions-in-force and other exit activities initiated in the second and third quarters of 2020. We also implemented various measures to conserve cash. In addition to the cost actions noted above, we temporarily suspended our stock repurchase program during the second quarter, which was reinstated on June 29, 2020, maintained a flat dividend rate, and deferred employer payroll tax payments as permitted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We have also implemented additional procedures to manage risks related to our working capital, specifically the collectability of our trade accounts receivable, by monitoring the financial stability, credit rating, payment terms and credit limits of our credit customers.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the third quarter and nine months ended September 27, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales, supply chain, manufacturing and distribution or to economic conditions generally, including the effects on customer spending. The extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A, “Risk Factors.”

Financial Overview

During the third quarter of 2020, sales decreased 2.7%, or $10.8 million, on a reported basis and 5.0%, or $19.7 million, on an organic basis, compared to the third quarter of 2019, primarily due to the impact of the COVID-19 pandemic across all of our operating segments. The reported decline was partially offset by an increase in sales from the impact of foreign exchange of 1.3%, or $4.9 million, primarily driven by a stronger euro, and a net increase in acquired/divested sales of $4.0 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $47.9 million decreased by $0.9 million, or 1.8%, in the third quarter of 2020 as compared to the third quarter of 2019. This decrease was primarily driven by lower sales volume as a result of the COVID-19 pandemic, higher general inflation, including tariffs, strategic investments and incremental restructuring costs, partially offset by benefits from productivity initiatives, reduced long-term incentive costs, lower Corporate related professional fees, and benefits from cost reduction actions in response to the COVID-19 pandemic.

Recent Developments

On November 2, 2020, the Company declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2020 to stockholders of record on December 1, 2020.

Results of Operations

Third Quarter Ended September 27, 2020 Compared to Third Quarter Ended September 29, 2019

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2020 and 2019 were as follows:

	Third Quarter Ended		Third Quarter Ended			% Change to
	September 27, 2020		September 29, 2019			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$261.5	68.1%	$270.3	68.5%	$(8.8)	(2.2)%
Europe	106.7	27.8	107.9	27.3	(1.2)	(0.3)
APMEA	15.7	4.1	16.5	4.2	(0.8)	(0.2)
Total	$383.9	100.0%	$394.7	100.0%	$(10.8)	(2.7)%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$(10.1)	$(6.2)	$(3.4)	$(19.7)	(2.6)%	(1.5)%	(0.9)%	(5.0)%	(3.7)%	(5.7)%	(21.8)%
Foreign exchange	(0.2)	5.0	0.1	4.9	—	1.2	—	1.2	(0.1)	4.6	0.8
Acquired/divested, net	1.5	—	2.5	4.0	0.4	—	0.7	1.1	0.5	—	16.6
Total	$(8.8)	$(1.2)	$(0.8)	$(10.8)	(2.2)%	(0.3)%	(0.2)%	(2.7)%	(3.3)%	(1.1)%	(4.4)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$(1.8)	$(0.4)	$1.8	$(9.7)	$(10.1)	(1.2)%	(2.2)%	12.2%	(11.6)%
Europe	(6.1)	(0.2)	0.1	—	(6.2)	(8.4)	(0.6)	19.9	—
APMEA	(3.4)	—	—	—	(3.4)	(22.6)	—	—	—
Total	$(11.3)	$(0.6)	$1.9	$(9.7)	$(19.7)

Organic net sales in the Americas decreased primarily due to a decline in volume in the majority of our channels, with the most significant decline in our specialty channel. The decrease within our specialty channel primarily relates to our heating and hot water products and is due to project timing impacted by the COVID-19 pandemic. This decrease was partially offset by increased volume within our DIY channel as many DIY customers continued working on residential projects.

Organic net sales in Europe decreased primarily due to lost volume related to the COVID-19 pandemic within the majority of our regions and across most of our product lines.

Organic net sales in APMEA decreased primarily due to a decline in volume related to the COVID-19 pandemic, primarily in the Middle East and Australia, partially offset by increased sales in New Zealand.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in the third quarter of 2020. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquired/divested relates to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the third quarter of 2019, partially offset by an immaterial divestiture in our APMEA segment during the third quarter of 2020.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2020 and 2019 were as follows:

	Third Quarter Ended
	September 27, 2020	September 29, 2019

	(dollars in millions)
Gross profit	$158.5	$168.6
Gross margin	41.3%	42.7%

Gross profit and gross margin declined primarily from lower sales volume as a result of the COVID-19 pandemic, partially offset by benefits from productivity initiatives, and cost reduction actions implemented in response to the COVID-19 pandemic.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses decreased $13.2 million, or 11.0%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(15.4)	(13.0)%
Foreign exchange	1.1	1.0
Acquired/divested, net	1.1	1.0
Total	$(13.2)	(11.0)%

The organic decrease was related to cost reduction actions taken in response to the COVID-19 pandemic of $7.2 million, decreased variable costs due to the decline in sales volume of $2.3 million, restructuring savings of $3.5 million, decreased stock compensation expense of $1.2 million primarily due to adjustments to expected attainment levels of performance goals related to our performance stock units, and a decrease of Corporate related professional fees of $2.3 million. These decreases were partially offset by an increase in strategic investments of $1.5 million, including investments in research and development for new products, commercial excellence, and technology and information systems as well as general inflation of $0.6 million compared to the third quarter of 2019. The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. The acquired/divested, net SG&A costs were related to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the third quarter of 2019, partially offset by SG&A costs related to an immaterial divestiture in our APMEA segment. Total SG&A expenses, as a percentage of sales, were 27.8% in the third quarter of 2020 compared to 30.4% in the third quarter of 2019.

Restructuring. In the third quarter of 2020, we recorded a net charge of $3.4 million primarily for severance benefits related to reductions in force programs initiated in the second and third quarter of 2020 in response to the economic challenges from the COVID-19 pandemic. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Loss on disposition. In the third quarter of 2020, we recorded a pre-tax loss on disposition of $0.6 million in our APMEA segment related to an immaterial divestiture.

Operating Income. Operating income (loss) by segment for the third quarters of 2020 and 2019 was as follows:

				% Change to
	Third Quarter Ended			Consolidated
	September 27,	September 29,		Operating
	2020	2019	Change	Income

	(dollars in millions)
Americas	$47.3	$48.5	$(1.2)	(2.4)%
Europe	10.4	12.1	(1.7)	(3.5)
APMEA	—	1.4	(1.4)	(2.9)
Corporate	(9.8)	(13.2)	3.4	7.0
Total	$47.9	$48.8	$(0.9)	(1.8)%

The (decrease) increase in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$(0.7)	$(0.6)	$(0.5)	$3.4	$1.6	(1.4)%	(1.2)%	(1.0)%	7.0%	3.4%	(1.5)%	(5.0)%	(35.7)%	25.8%
Foreign exchange	—	0.6	0.1	—	0.7	—	1.2	0.2	—	1.4	—	5.0	7.1	—
Acquired/divested, net	0.1	—	0.7	—	0.8	0.2	—	1.4	—	1.6	0.2	—	50.0	—
Loss on disposition	—	—	(0.6)	—	(0.6)	—	—	(1.2)	—	(1.2)	—	—	(42.8)	—
Restructuring, impairment charges	(0.6)	(1.7)	(1.1)	—	(3.4)	(1.2)	(3.5)	(2.3)	—	(7.0)	(1.2)	(14.0)	(78.6)	—
Total	$(1.2)	$(1.7)	$(1.4)	$3.4	$(0.9)	(2.4)%	(3.5)%	(2.9)%	7.0%	(1.8)%	(2.5)%	(14.0)%	(100.0)%	25.8%

The increase in organic operating income was due to benefits from productivity initiatives, reduced long-term incentive costs, lower Corporate related professional fees, and benefits from cost reduction actions in response to the COVID-19 pandemic. These increases were partially offset by lower sales volume as a result of the COVID-19 pandemic, higher general inflation, including tariffs, and strategic investments.

Interest Expense. Interest expense in the third quarter of 2020 decreased $0.5 million, or 14.3%, compared to the third quarter of 2019 due to a decline in interest rates as well as reduction in the principal balance of debt outstanding in the third quarter of 2020 compared to the third quarter of 2019. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other expense (income), net. Other expense (income) decreased $1.9 million to an expense balance of $1.1 million compared to the third quarter of 2019. The decrease was primarily due to higher net foreign currency losses.

Income Taxes. Our effective income tax rate decreased to 24.9% in the third quarter of 2020, from 30.1% in the third quarter of 2019. The lower rate is primarily driven by the 2020 issuance of final regulations from the IRS that provided a high-tax exception to the Global Intangible Low-taxed Income (“GILTI”) tax, in addition to a discrete tax benefit recognized on an immaterial divestiture in our APMEA segment.

Net Income. Net income was $32.9 million, or $0.97 per common share on a diluted basis, for the third quarter of 2020, compared to $32.3 million, or $0.94 per common share, for the third quarter of 2019. Results for the third quarter of 2020 include an after-tax charge of $2.5 million, or $0.07 per common share, for restructuring; $0.7 million, or $0.02 per common share, for acquisition related costs; $0.2 million, or $0.01 per common share, for footprint optimization; partially offset by $0.7 million, or $0.02 per common share of a net gain on disposal.

Results for the third quarter of 2019 include an after-tax charge of $2.3 million, or $0.07 per common share, for Corporate professional fees; $0.7 million, or $0.02 per common share, for acquisition related costs, and $0.3 million, or $0.01 per common share for footprint optimization costs.

Nine Months Ended September 27, 2020 Compared to Nine Months Ended September 29, 2019

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the first nine months of 2020 and 2019 were as follows:

	Nine Months Ended		Nine Months Ended			% Change to
	September 27, 2020		September 29, 2019			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$761.3	68.9%	$816.2	68.0%	$(54.9)	(4.6)%
Europe	305.0	27.6	337.4	28.1	(32.4)	(2.7)
APMEA	38.9	3.5	46.6	3.9	(7.7)	(0.6)
Total	$1,105.2	100.0%	$1,200.2	100.0%	$(95.0)	(7.9)%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$(60.4)	$(32.0)	$(9.5)	$(101.9)	(5.0)%	(2.7)%	(0.8)%	(8.5)%	(7.4)%	(9.5)%	(20.7)%
Foreign exchange	(0.8)	(0.4)	(0.7)	(1.9)	(0.1)	—	—	(0.1)	(0.1)	(0.1)	(1.6)
Acquired/divested, net	6.3	—	2.5	8.8	0.5	—	0.2	0.7	0.8	—	5.9
Total	$(54.9)	$(32.4)	$(7.7)	$(95.0)	(4.6)%	(2.7)%	(0.6)%	(7.9)%	(6.7)%	(9.6)%	(16.4)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$(34.5)	$(7.1)	$5.2	$(24.0)	$(60.4)	(7.5)%	(11.2)%	11.2%	(9.7)%
Europe	(27.0)	(4.8)	(0.2)	—	(32.0)	(11.9)	(4.5)	(10.4)	—
APMEA	(10.3)	(0.1)	—	0.9	(9.5)	(24.0)	(6.7)	—	78.7
Total	$(71.8)	$(12.0)	$5.0	$(23.1)	$(101.9)

Organic net sales in the Americas decreased primarily due to a decline in volume in a majority of our product lines primarily due the impact of the COVID-19 pandemic. This decrease was partially offset by a general price increase across the majority of our channels and higher volume within our DIY channel as many DIY customers worked on residential projects during the pandemic.

Organic net sales in Europe decreased primarily due to lost volume related to the COVID-19 pandemic within all major regions and across all of our product lines, partially offset by selected price increases.

Organic net sales in APMEA decreased primarily due to a decline in volume related to the COVID-19 pandemic in all regions.

The net decrease in sales due to foreign exchange was primarily due to the depreciation of the euro, Chinese yuan, and Canadian dollar against the U.S. dollar in the first nine months 2020. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquired/divested relates to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the third quarter of 2019, partially offset by an immaterial divestiture in our APMEA segment during the third quarter of 2020.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2020 and 2019 were as follows:

	Nine Months Ended
	September 27, 2020	September 29, 2019

	(dollars in millions)
Gross profit	$456.2	$507.4
Gross margin	41.3%	42.3%

Gross profit and gross margin declined primarily from lower sales volume as a result of the COVID-19 pandemic, partially offset by benefits from price, productivity initiatives, government subsidies within Europe and APMEA, and cost reduction actions in response to the pandemic.

Selling, General and Administrative Expenses. SG&A expenses for the first nine months of 2020 decreased $35.7 million, or 10.1%, compared to the first nine months of 2019. The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(37.8)	(10.6)%
Foreign exchange	(0.6)	(0.2)
Acquired/divested, net	2.7	0.7
Total	$(35.7)	(10.1)%

The organic decrease was related to cost reduction actions in response to the COVID-19 pandemic of $23.6 million, decreased variable costs due to sales volume declines of $7.8 million, restructuring savings of $6.6 million, and decreased stock compensation expense of $3.5 million primarily due to adjustments to expected attainment levels of performance goals related to our performance stock units. These decreases were partially offset by strategic investments of $4.9 million, including investments in research and development for new products, commercial excellence, and technology and information systems as well as general inflation of $3.9 million compared to the first nine months of 2019. The decrease in foreign exchange was mainly due to the depreciation of the euro, Canadian dollar, and Chinese yuan against the U.S. dollar. The acquired/divested, net SG&A costs are related to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the third quarter of 2019, partially offset by SG&A costs related to an immaterial divestiture in our APMEA segment. Total SG&A expenses, as a percentage of sales, were 28.9% in the first nine months of 2020 compared to 29.6% in the first nine months of 2019.

Restructuring.  In the first nine months of 2020, we recorded a net charge of $8.7 million compared to a net charge of $2.7 million in the first nine months of 2019. The charge for the first nine months of 2020 was primarily for severance benefits due to reductions in force programs initiated in the second and third quarters of 2020 in response to economic challenges related to the COVID-19 pandemic. For a more detailed description of our current restructuring plans, see Note 6 of Notes to Consolidated Financial Statements.

Other long-lived asset impairment charge. In the first nine months of 2020, we recorded an impairment charge of $1.0 million in our Americas segment related to a long-lived asset in which market value expectations indicated the carrying amount of this asset was in excess of the fair value.

Loss on disposition. In the third quarter of 2020, we recorded a pre-tax loss on disposition of $0.6 million in our APMEA segment related to an immaterial divestiture.

Operating Income. Operating income (loss) by segment for the first nine months of 2020 and 2019 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 27,	September 29,		Operating
	2020	2019	Change	Income

	(Dollars in millions)
Americas	$120.2	$142.3	$(22.1)	(14.8)%
Europe	33.3	38.1	(4.8)	(3.2)
APMEA	0.7	3.9	(3.2)	(2.1)
Corporate	(27.5)	(34.5)	7.0	4.7
Total	$126.7	$149.8	$(23.1)	(15.4)%

The (decrease) increase in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$(16.5)	$(6.2)	$(1.2)	$7.1	$(16.8)	(11.0)%	(4.1)%	(0.8)%	4.8%	(11.1)%	(11.6)%	(16.0)%	(30.8)%	20.6%
Foreign exchange	—	0.1	(0.1)	—	—	—	0.1	(0.1)	—	—	—	0.3	(2.6)	—
Acquired/divested, net	0.6	—	0.7	—	1.3	0.4	—	0.5	—	0.9	0.4	—	17.9	—
Loss on disposition	—	—	(0.6)	—	(0.6)	—	—	(0.4)	—	(0.4)	—	—	(15.4)	—
Restructuring, impairment charges	(6.2)	1.3	(2.0)	(0.1)	(7.0)	(4.2)	0.8	(1.3)	(0.1)	(4.8)	(4.4)	3.1	(51.3)	(0.3)
Total	$(22.1)	$(4.8)	$(3.2)	$7.0	$(23.1)	(14.8)%	(3.2)%	(2.1)%	4.7%	(15.4)%	(15.6)%	(12.6)%	(82.2)%	20.3%

The decrease in organic operating income was due to lower sales volume as a result of the COVID-19 pandemic, higher general inflation, including tariffs, and strategic investments, partially offset by benefits from cost reduction actions including restructuring taken in response to the COVID-19 pandemic, price, productivity initiatives, reduced variable costs due to sales volume decline, reduced long-term incentive costs and a reduction in Corporate related professional fees.

Interest Expense.  Interest expense decreased $0.8 million, or 7.4%, in the first nine months of 2020 as compared to the first nine months of 2019 primarily due to a decline in interest rates and a reduction in the principal balance of debt outstanding. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other expense, (income) net.  Other expense (income) decreased $1.4 million to an expense balance of $1.0 million compared to the first nine months of 2019. The decrease was primarily due to higher net foreign currency losses.

Income Taxes.  Our effective income tax rate decreased to 26.6% in the first nine months of 2020, from 28.6% in the first nine months 2019. The lower rate is primarily driven by the 2020 issuance of final regulations from the IRS that provided a high-tax exception to the GILTI tax, in addition to a discrete tax benefit recognized on an immaterial divestiture in our APMEA segment.

Net Income. Net income was $85.1 million, or $2.50 per common share on a diluted basis, for the first nine months of 2020, compared to $99.7 million, or $2.91 per common share, for the first nine months of 2019. Results for the first nine months of 2020 include an after-tax charge of $6.5 million, or $0.19 per common share, for restructuring; $0.7 million, or $0.02 per common share, for other long-lived asset impairment charges; $0.7 million, or $0.02 per common share, for acquisition related costs; $0.8 million, or $0.02 per common share, for footprint optimization; partially offset by $0.7 million, or $0.02 per common share of a net gain on disposal.

Results for the first nine months of 2019 include an after-tax charge of $2.3 million, or $0.07 per common share, for Corporate professional fees; $1.9 million, or $0.06 per common share, for restructuring charges; $0.7 million, or $0.02 per common share, for acquisition related costs; and $0.3 million, or $0.01 per common share for footprint optimization costs.

Liquidity and Capital Resources

We generated $127.4 million of net cash from operating activities in the first nine months of 2020 as compared to $94.9 million of net cash provided by operating activities in the first nine months of 2019. The increase in cash was primarily related to lower working capital including reductions in accounts receivable that more than offset lower net income.

We used $39.1 million of net cash for investing activities in the first nine months of 2020 compared to $61.7 million used in the first nine months of 2019. We used $35.0 million less cash for acquisitions and used$14.7 million more cash for capital expenditures in the first nine months of 2020 compared to the first nine months of 2019. We received $1.5 million in cash proceeds from the sale of property, plant and equipment and received $0.9 million in proceeds from the sale of assets in the first nine months of 2020. For the last quarter of 2020, we expect to invest approximately $5 million to $10 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $119.5 million of net cash in financing activities in the first nine months of 2020 primarily due to long-term debt repayments of $467.5 million, dividend payments of $23.2 million, tax withholding payments on vested stock awards of $7.8 million, and payments of $24.8 million to repurchase approximately 295,000 shares of Class A common stock. Debt repayments of $467.5 million include the termination of the term loan facility under the Prior Credit Agreement, payments made under both the Revolving Credit Facility and the Prior Revolving Credit Facility, and payment of $75 million to retire notes issued under the 2010 Note Purchase Agreement. These payments were partially offset by proceeds from drawdowns on both our Prior and current Revolving Credit Facilities totaling $407.5 million.

In February 2016, we entered into the Credit Agreement (the “Prior Credit Agreement”) among the Company, certain subsidiaries of the Company who become borrowers under the Prior Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Prior Credit Agreement provided for a $500 million, five-year, senior unsecured revolving credit facility (the “Prior Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Prior Credit Agreement also provided for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to us in a single draw, of which the entire $300 million had been drawn in February 2016.

On April 24, 2020, we entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") among the Company, certain subsidiaries of the Company who become borrowers thereunder, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement amends and restates the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. This senior unsecured revolving credit facility (the "Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of September 27, 2020, we had drawn down $250.0 million on this line of credit and had $16.2 million in letters of credit outstanding, which resulted in $533.8 million of unused and available credit under the Revolving Credit Facility. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. In addition to paying interest under the New Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The New Credit Agreement matures on February 12, 2022, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. We may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement. As of September 27, 2020, we were in compliance with all covenants related to the New Credit Agreement.

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

As of September 27, 2020, we held $188.3 million in cash and cash equivalents. Of this amount, $125.1 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. We believe that our financial resources allow us to manage the anticipated impacts of the COVID-19 pandemic on our business operations for the foreseeable future, which include reductions in revenues and potential delays in payments from customers. We anticipate the impacts of COVID-19 will continue to evolve rapidly, and, as a result we will continue to evaluate our financial position as additional information becomes available, particularly relating to COVID-19. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Nine Months Ended
	September 27,	September 29,
	2020	2019

	(in millions)
Net cash provided by operating activities	$127.4	$94.9
Less: additions to property, plant, and equipment	(33.8)	(19.1)
Plus: proceeds from the sale of property, plant, and equipment	1.5	0.1
Free cash flow	$95.1	$75.9
Net income —as reported	$85.1	$99.7
Cash conversion rate of free cash flow to net income	111.8%	76.1%

Free cash flow improved in the first nine months of 2020 when compared to the first nine months of 2019 primarily driven by lower working capital including reductions in accounts receivable which more than offset lower net income and higher capital expenditures.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at September 27, 2020 was 5.5% compared to 8.4% at December 31, 2019. The decrease was driven by a decrease in net debt outstanding during the first nine months of 2020 of $29.9 million. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 27,	December 31,
	2020	2019

	(in millions)
Current portion of long‑term debt	$—	$105.0
Plus: long-term debt, net of current portion	247.9	204.2
Less: cash and cash equivalents	(188.3)	(219.7)
Net debt	$59.6	$89.5

A reconciliation of capitalization is provided below:

	September 27,	December 31,
	2020	2019

	(in millions)
Net debt	$59.6	$89.5
Total stockholders’ equity	1,024.6	978.0
Capitalization	$1,084.2	$1,067.5
Net debt to capitalization ratio	5.5%	8.4%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 70% to 80% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding was deemed not to be material as of September 27, 2020.

Under the Prior Credit Agreement, we could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, our earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage our exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, we entered into two interest rate swaps. For each interest rate swap, we receive the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. As a result of entering the New Credit Agreement, interest rate swaps as referred to in Note 5 of Notes to the Consolidated Financial Statements are no longer effective in offsetting changes in the cash flow of the hedged item as the critical terms of the New Credit Agreement do not match to the hedged item. We recognize the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and will continue to do so through the expiration date of the swaps, which is February 12, 2021. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the third quarter ended September 27, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2019, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 27, 2020, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, which risk factors are incorporated herein by reference, with the exception of the below updated risk factor.

We face risks related to the impact of the COVID-19 pandemic.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are subject to risks and uncertainties as a result of the COVID-19 impact, and the extent of the impact on our business is highly uncertain and difficult to predict, as the response to the pandemic continues to unfold and information is rapidly evolving. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, stay-at-home orders and recommendations to practice social distancing. These measures have resulted in business closures and slowdowns which have already adversely impacted and will likely continue to adversely impact us directly. The health and safety measures we’ve adopted to slow the spread of the COVID-19 pandemic have resulted in reduced production capacity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, and they may be lifted, extended, or reinstated, and additional measures may be imposed due to new outbreaks and resurgences of COVID-19 in various regions. The measures imposed have resulted in supply chain disruption, reduced demand and higher absenteeism in our manufacturing facilities. There remains a risk of future employee health concerns, and we cannot predict whether any of our manufacturing facilities will experience disruptions or how long such disruptions would last. While we are unable to predict the magnitude of such impact at this time, the loss of, or significant reduction in, purchases by our customers could materially impair our business, operating results, prospects and financial condition.

Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic. This economic disruption has had a material adverse effect on our business as customers curtail and reduce capital and overall spending. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, all of which are uncertain and cannot be predicted. We may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, payment delays, and defaults or bankruptcy of our third-party customers and suppliers, which could adversely affect our consolidated financial condition, liquidity and results of operations. Additionally, the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced as a result of COVID-19 may not be successful.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the third quarter ended September 27, 2020.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
June 29, 2020 – July 26, 2020	2,442	$80.72	—	—
July 27, 2020 – August 23, 2020	29	$95.79	—	—
August 24, 2020 - September 27, 2020	—	$—	—	—
Total	2,471	$80.89	—	—

The following table includes information with respect to repurchases of our Class A common stock during the third quarter ended September 27, 2020 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
June 29, 2020 – July 26, 2020	12,539	$81.73	12,539	$120,255,440
July 27, 2020 – August 23, 2020	13,570	$89.21	13,570	$119,045,208
August 24, 2020 - September 27, 2020	15,033	$97.48	15,033	$117,580,094
Total	41,142	$89.95	41,142
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001- 11499).
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 27, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the Third Quarters and Nine Months ended September 27, 2020 and September 29, 2019, (iii) Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months ended September 27, 2020 and September 29, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months ended September 27, 2020 and September 29, 2019, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2020 and September 29, 2019, and (vi) Notes to Consolidated Financial Statements.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: November 5, 2020	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: November 5, 2020	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: November 5, 2020	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)