Form 10-K
period 2020-12-31
WATTS WATER TECHNOLOGIES INC
filed 2021-02-18
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 26, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,137,251,957 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2021
Class A common stock, $0.10 par value per share	27,470,911 shares
Class B common stock, $0.10 par value per share	6,144,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS.

This Annual Report on Form 10-K contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases, you can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” and “would” or similar words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—“Risk Factors.” You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

In this Annual Report on Form 10-K, references to “the Company,” “Watts Water,” “Watts,” “we,” “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

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

Our strategy is to be the preferred supplier of differentiated products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets of the Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”), our three geographic segments. Within this framework, we focus upon three themes: safety & regulation, energy efficiency and water conservation. This strategy provides us with a platform to increase our earnings via sales growth, both organic and inorganic, and the systematic reduction of manufacturing costs and operational expenses.

Our strategy is to expand organically by introducing new complementary products and solutions in existing markets, by enhancing our preferred brands, by promoting plumbing code development to drive the need for safety and quality products and by continually improving merchandising in our wholesale distribution channels. We focus on selling solutions to our customers that integrate a variety of our product offerings. We target selected new products and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we leverage our distribution channels through the introduction of new products and solutions, as well as the integration of products of our acquired companies.

The Internet of Things “IoT” has allowed companies to transform components and products into smart and connected devices.  We remain committed to enhancing our smart and connected capabilities by expanding our internal competencies and making strategic acquisitions.  We continue to focus our efforts related to our smart and connected strategy by investing in IoT architecture development, enhancing digital tools used by our customers, including Watts’ website, and investing in new smart and connected product development projects. Our strategy focuses on three dimensions: Connect, Control and Conserve. We have introduced and plan to continue offering new products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety. Our goal is to derive 25 percent of our revenue from smart and connected products by 2023.

We intend to generate incremental growth by targeting select acquisitions, both in our core markets and in new complementary markets. We have completed 12 acquisitions in the last decade. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety & regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

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

Impact of COVID-19

The unprecedented COVID-19 pandemic and its widespread global impact presented new and unique challenges for us, affecting our employees, operations and how we safely work, as well as impacting our customers, supply chain, channels and distribution partners. Many of our products qualify as “essential products” under local, state and national guidelines and orders. Throughout 2020, we experienced temporary shutdowns of a few of our facilities in Europe and temporarily reduced capacity at other facilities, but otherwise we were able to keep most of our facilities open and employees working, manage our supply chain and continue to make our products available to our customers. Our operations in China were impacted beginning early in the first quarter of 2020, followed by our Europe and then Americas segments, which experienced the initial impact of the pandemic late in the first quarter of 2020. Temporary closures, lockdowns and other restrictions mandated by various government authorities intended to combat the COVID-19 pandemic negatively impacted our business at varying levels within each of our operating segments as customers curtailed and reduced overall spending in response to the protective measures implemented and the resulting economic impacts. Our operating response, cost management and capital preservation actions are discussed within Item. 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Despite these unusual challenges, we continued to invest in our business, including new products, our connected solutions and our growth and productivity initiatives. We achieved a solid performance for fiscal year 2020 despite the market headwinds, while committing to the safety of our employees, meeting our customers’ needs and continuing to invest in our long-term strategy.

Products

We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four global product lines. These product lines are:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves. Residential & commercial flow control products accounted for approximately 52% of our total net sales in 2020, 2019 and 2018.

●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC & gas products accounted for approximately 30% of our total net sales in 2020, 31% of our total net sales in 2019, and 32% of our total net sales in 2018. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. Drainage & water re-use products accounted for approximately 11% of our total net sales in 2020 and 2019, and 10% of our total net sales in 2018.

●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems and monitoring and metering products for commercial, marine and residential applications. Water quality products accounted for approximately 7% of our total net sales in 2020, and 6% of our total net sales in 2019 and 2018.

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

Wholesalers. Approximately 60% of our net sales in 2020 and 61% of our net sales in 2019 and 2018, were to wholesale distributors for commercial and residential applications.

OEMs. Approximately 15%, 14% and 15% of our net sales in 2020, 2019 and 2018, respectively, were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in APMEA are primarily to water heater, air conditioning, and appliance manufacturers.

Specialty. Approximately 19%, 21% and 20% of our net sales in 2020, 2019 and 2018, respectively, were through our specialty channel. The specialty channel primarily includes sales related to high-efficiency boilers and water heaters, water filtration and conditioning products, specialty floor and tile products, and food service products.

DIY Chains. Approximately 6% of our net sales in 2020 and 4% of our net sales in 2019 and 2018 were to DIY chains. The DIY channel primarily includes sales related to valves and a portion of our water quality products.

In 2020, 2019 and 2018, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for $344.1 million, or 22.8%, of our total net sales in 2020; $359.1 million, or 22.4%, of our total net sales in 2019; and $329.5 million, or 21.1%, of our total net sales in 2018. Thousands of other customers constituted the balance of our net sales in each of those years.

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

Manufacturing

We have integrated and automated manufacturing capabilities, including a state-of-the-art foundry dedicated exclusively to the production of products that qualify as “lead-free” under the U.S. Safe Drinking Water Act; a traditional brass and bronze foundry; and machining capabilities, plastic extrusion, and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics, robotic assembly capability, laser cutting technology, and automatic screw machines for machining bronze, brass and steel components. Our heating and hot water product manufacturing capabilities include all phases of light and heavy gauge metal fabrication, incorporating the latest technology for welding and brazing, as well as laser cutting; automated and robotic applications; and metal finishing, which includes chemical passivation of stainless steel. We have invested in recent years to expand our manufacturing capabilities and to adopt the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. In 2020, we continued to invest in our systems and in our manufacturing facilities and our commercial and operational excellence initiatives.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2020	2019	2018

	(in millions)
Capital expenditures	$43.8	$29.2	$35.9
Depreciation	$31.3	$31.0	$28.9

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

Code Compliance

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Codes and standards in the Americas are established by industry and government organizations such as the American Society of Mechanical Engineers (ASME),the Canadian Standards Association (CSA), the American Society of Sanitary Engineering (ASSE), NSF International (NSF) Underwriters Laboratories (UL), the Environmental Protection Agency (EPA), the Californian Energy Commission (CEC), the International Code Council (ICC) and the International Association of Plumbing and Mechanical Officials (IAPMO). Many of the codes and standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

National regulatory standards in Europe vary by country. The major standards and/or guidelines that our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIM (Italy), SVGW (Switzerland), SITAC (Sweden), WRAS (United Kingdom) and CEN (Denmark). Further, there are local regulatory standards requiring compliance as well.

We consistently advocate for the development and enforcement of plumbing codes and standards. Our product-testing capabilities and dedicated investments are areas of strength for us. Manufacturing operations consistently maintain stringent quality control and testing procedures, thus ensuring products remain in continuous compliance with all requirements. Investment in product-testing capability and in plant and equipment also ensure ongoing continuous product compliance. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Watts also proactively monitors and participates in regulatory, codes and standards development activities with the various aforementioned entities and others. We are a primary participating member of the U.S.-based voluntary industry association American Supply Association (ASA), which provides its members with industry information and coordinates resources for addressing regulatory issues and developing and maintaining codes and standards. Watts is also a member of the Canadian Institute of Plumbing and Heating (CIPH), which provides a similar function and benefit as ASA by monitoring and advocating on behalf of its members on various legislative and regulatory issues.

New Product Development and Engineering

We retain our own product development staff, design teams, and testing laboratories in the Americas, Europe and APMEA that work to enhance our existing products and develop new products and solutions with a focus on customer- centric technological innovation and smart and connected solutions. We maintain sophisticated product development and testing laboratories and continue to invest in our smart and connected product pipeline. We employ a global new-product development process that is used to control, steer and support new projects. Over the years, we have continued to bring innovation to our markets, including the successful roll-out of the iDROSET™ CSD calibrated flow measuring and balancing valve designed for hydronic heating and cooling systems, Watts SentryPlus Alert™ connected backflow preventer, the expansion of our IntelliStation™ smart mixing system with the IntelliStation™ Junior smart mixing system, the Invita® thermostat with home automation voice recognition capabilities and the AERCO Benchmark® Platinum boiler with the new EDGE™ controller providing expanded remote monitoring and control. We continued to focus on and invest in our global new product development program to leverage new technologies, inhouse expertise and our electronics capabilities to drive our smart and connected strategy.

Competition

The domestic and international markets for energy efficient products, water conservation devices, and products that address the safety and regulation for the flow of fluids, are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise, breadth of product offerings and smart and connected products and solutions to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to expand our market position and are implementing manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Backlog

Backlog was approximately $127.1 million at December 31, 2020 and $78.6 million at December 31, 2019. We do not believe that our backlog at any point in time is indicative of future operating results, and we expect our entire current backlog to be converted to sales in 2021.

Human Capital Management

We believe that our employees are our greatest asset. As of December 31, 2020, we had 4,465 employees globally, including 1,945 in the Americas, 2,192 in Europe and 328 in APMEA. At Watts, hiring the right candidate is only the beginning. By developing and promoting talented people, we are creating value for our customers and shareholders today, while advancing our Environmental, Social, and Corporate Governance (“ESG”) goals. As the economy and our business grow, so does the need for qualified candidates; hence we are always competing for talent in an environment of increasingly challenged supply. To that end, we have developed, and continue to enhance and refine, a robust and comprehensive talent management program that spans from recruitment and selection to performance management, career development and retention of our top talent and, ultimately, to succession planning across our organization. We continually strive to cultivate and support a highly engaged and productive workforce.

Talent Acquisition

●	We engage with external professional recruiting firms to enhance our internal recruiting efforts for key positions.
●	We utilize pre-employment assessment tools to identify candidates who we believe would adapt well to our culture and be best suited to fulfill the job responsibilities.
●	We provide a robust college internship program to identify and cultivate potential new hires.
●	We are actively engaging with a select group of historically Black colleges and universities to help attract and recruit diverse professionals.

Professional Development

●	iLead Program. The iLead Program is our flagship program designed to build the skills of our employees across each level of leadership. It includes a series of training programs tailored to reach and serve a broad range of current and potential leaders across the organization.
●	One Watts Performance System (OWPS) Training Program. We want to make sure all employees are aligned with our operating philosophies and principles. Alignment helps us identify and eliminate waste and simplify and standardize our work resulting in more productivity to fund our future. We launched a global training program educating all employees on our philosophies and principles, empowering them to use OWPS tools in their daily work.
●	LinkedIn Learning Curriculum. We provide a comprehensive suite of online LinkedIn Learning courses to supplement our management development training by providing employees with training on specialized topics to fill in knowledge and experience gaps.

Engagement and Performance Management

●	Senior Leader Communication and Transparency. We actively seek opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population. For example, we hold a Quarterly Connect Meeting that follows the release of our quarterly earnings and is accessible to thousands of employees across the Company.
●	Employee Engagement Surveys. We periodically conduct confidential company-wide employee engagement surveys. Feedback from these surveys provides our management team with valuable information about our workplace culture. Survey results are also reviewed with our Board and used to develop and refine other aspects of our overall human capital management and other growth strategies.
●	Performance Management Framework. We maintain a robust annual performance management process across the organization. Together with their supervisors, employees identify annual goals and, at the end of the year, provide their own self assessments as to goal achievement and defined core competencies.

Diversity, Equity & Inclusion

An integral part of our mission to build a high performance, values-driven culture is creating an inclusive culture that welcomes and celebrates diversity. Our path to innovation starts and ends with our employees, who are fundamental to the vibrancy and success of Watts. Everything we accomplish depends on their abilities and engagement. This is why we have initiated a comprehensive approach to diversity, equity and inclusion focusing on awareness and education programs for our leaders and employees; engagement through employee surveys; communicating with our employees about diversity, equity and inclusion issues and topics through our company intranet, in employee meetings and on our public website; and improving our hiring and leadership development processes to increase diversity, equity and inclusion at all levels at Watts. We have also encouraged the visibility of diverse employees through the recent formation of employee resource groups. Employee resource groups are voluntary employee-led groups that provide a forum for employees to share common concerns and experiences, gain professional development support, engage with our leadership teams, and drive initiatives to improve diversity, equity and inclusion at Watts.

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

Asbestos Litigation

We are defending approximately 400 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any of our particular products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any of our products and no judgments have been entered against us.

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

Information about Our Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	58	Chief Executive Officer, President and Director
Shashank Patel	60	Chief Financial Officer
Kenneth R. Lepage	50	General Counsel, Chief Human Resources Officer & Secretary
Elie A. Melhem	57	President, Asia-Pacific, the Middle East & Africa
Munish Nanda	56	President, Americas & Europe
Non-Employee Directors
Christopher L. Conway(2)(3)	65	Director
Michael J. Dubose(2)(3)	65	Director
David A. Dunbar(1)(3)	59	Director
Louise K. Goeser(2)(3)	67	Director
Jes Munk Hansen(2)(3)	53	Director
W. Craig Kissel(3)	70	Chairperson of the Board and Director
Joseph T. Noonan	39	Director
Merilee Raines(1)(3)	65	Director
Joseph W. Reitmeier(1)(3)	56	Director
(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Kenneth R. Lepage has served as General Counsel and Secretary of the Company since August 2008. He has also served as Chief Human Resources Officer since March 2020 and previously served as Executive Vice President of Human Resources from December 2009 to October 2015. Mr. Lepage originally joined our Company in September 2003 as Assistant General Counsel and Assistant Secretary. Prior to joining our Company, he was a junior partner at the law firm of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

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

Michael J. Dubose has served as a director of our Company since December 2020. Mr. Dubose has served as President of the Fisher Healthcare Division of Thermo Fisher Scientific Inc. since March 2019. Thermo Fisher Scientific engages in the provision of analytical instruments, equipment, reagents and consumables, software and services for research, analysis, discovery, and diagnostics.  Mr. Dubose previously served as Vice President of National Accounts and Cross Border Business Globally for W.W. Grainger, Inc. from 2010 to March 2019. W. W. Grainger is a leading broad line supplier of maintenance, repair and operating (MRO) products, with operations primarily in North America, Japan and Europe. Prior to this position, he served as a Regional Vice President of Staples, Inc. from 2008 to 2010. Prior to 2008, Mr. Dubose held senior management positions with Corporate Express Inc., Alliant Foodservice Inc. and Baxter International Inc.

David A. Dunbar has served as a director of our Company since February 2017. Mr. Dunbar has served as President and Chief Executive Officer and a member of the Board of Directors of Standex International Corporation since January 2014, and as Chairman since October 2016. Standex is a global, multi-industry manufacturer comprised of five business segments of Electronics, Engraving, Scientific, Engineering Technologies and Specialty Solutions. Mr. Dunbar previously served as President of the valves and controls global business unit of Pentair Ltd. from October 2009 to December 2013. The unit was initially owned by Tyco Flow Control and Tyco Flow Control and Pentair merged in 2012. Pentair is a global provider of products and services relating to energy, water, thermal management and equipment protection. Prior to his tenure at Pentair, Mr. Dunbar held a number of senior positions at Emerson Electric Co., including President of each of the following: Emerson Process Management Europe; Machinery Health Management; and Emerson Climate Technologies Refrigeration.

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

W. Craig Kissel has served as a director of our Company since October 2011 and as Chairperson of the Board since October 2014. Mr. Kissel previously was employed by American Standard Companies Inc. from 1980 until his retirement in September 2008. American Standard was a leading worldwide supplier of air conditioning and heating systems, vehicle control systems, and bathroom china and faucet ware. During his time at American Standard, Mr. Kissel served as President of Trane Commercial Systems from 2004 to June 2008, President of WABCO Vehicle Control Systems from 1998 to 2003, President of the Trane North American Unitary Products Group from 1994 to 1997, Vice President of Trane Marketing of the North American Unitary Products Group from 1992 to 1994 and held various other management positions at Trane from 1980 to 1991. From 2001 to 2008, Mr. Kissel served as Chairman of American Standard’s Corporate Ethics and Integrity Council, which was responsible for developing the company’s ethical business standards. Mr. Kissel also served in the U.S. Navy from 1973 to 1978. Mr. Kissel served as a director of Chicago Bridge & Iron Company from May 2009 until its merger with McDermott International, Inc. in May 2018 and then Mr. Kissel served as a member of the board of directors of McDermott International until June 2020. McDermott International is a global provider of technology, engineering and construction solutions for the energy industry.

Joseph T. Noonan has served as a director of our Company since May 2013. Mr. Noonan served as Founder and Chief Executive Officer of Linger Home, Inc., a direct-to-consumer home textile brand, from August 2018 to January 2020. From November 2013 to January 2018, Mr. Noonan served as Chief Executive Officer of Homespun Design, Inc., an online marketplace for American-made furniture and home accents. Mr. Noonan previously worked as an independent digital strategy consultant from November 2012 to November 2013. Mr. Noonan was employed by Wayfair LLC from April 2008 to November 2012. During his time at Wayfair, Mr. Noonan served as Senior Director of Wayfair International from June 2011 to November 2012, Director of Category Management and Merchandising from February 2009 to June 2011 and Manager of Wayfair’s Business-to-Business Division from April 2008 to February 2009. Wayfair is an online retailer of home furnishings, décor and home improvement products. Prior to joining Wayfair, Mr. Noonan worked as a venture capitalist at Polaris Partners and as an investment banker at Cowen & Company.

Merilee Raines has served as a director of our Company since February 2011. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc. from October 2003 until her retirement in May 2013. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology-based products and services for companion animals, livestock, poultry, water quality and food safety, and human point of care diagnostics. Ms. Raines served as a member of the Board of Directors of Affymetrix, Inc., a provider of life science and molecular diagnostic products that enable analysis of biological systems at the gene, protein and cell level, from January 2015 until it was acquired in March 2016. Ms. Raines also served as a member of the Board of Directors of Aratana Therapeutics, Inc., a pet therapeutics company focused on licensing, developing and commercializing biopharmaceutical products for companion animals, from February 2014 until it was acquired in July 2019. Ms. Raines has served as a member of the

Board of Directors of Benchmark Electronics, Inc., a worldwide provider of engineering services, integrated technology solutions and electronic manufacturing services, since May 2018. Ms. Raines has also served as a member of the Board of Directors of TransMedics Group, Inc., a medical technology company providing novel systems for the preservation and transport of organs to be used for transplant, since January 2021.

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

Industry Risk Factors

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

Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic. This economic disruption has had a material adverse effect on our business as customers curtail and reduce capital and overall spending. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and suppliers, as well as the time it takes for normal economic and business conditions to resume, all of which are uncertain, cannot be predicted, or may not return to pre-pandemic levels. We may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, payment delays, and defaults or bankruptcy of our third-party customers and suppliers, which could adversely affect our consolidated financial condition, liquidity and results of operations. Additionally, the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced as a result of COVID-19 may not be successful.

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

The successful implementation of our business strategy requires us to continually evolve our existing products and introduce new products to meet customers’ needs in the industries we serve, as evidenced by our investments in our smart and connected strategy. Many of our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing, engineering, and technological expertise. If we fail to meet these requirements, or if our product offerings, including our smart and connected products, are not accepted by the market, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to these criteria. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our business. We cannot ensure that we can adequately protect any of our technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we adequately protect against such loss.

Economic and other risks associated with international sales and operations could adversely affect our business and future operating results.

Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

●	unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders;

●	our failure to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom’s Bribery Act of 2010;

●	trade protection measures and import or export duties or licensing requirements, which could increase our costs of doing business internationally;

●	potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;

●	difficulty in staffing and managing widespread operations, which could reduce our productivity;

●	costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;

●	laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;

●	unexpected changes in regulatory requirements, which may be costly and require time to implement; and

●	foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our net sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 37% of our net sales during the years ended December 31, 2020 and 2019 were from sales outside of the U.S. compared to 38% for the year ended December 31, 2018. We cannot predict whether currencies such as the euro, Canadian dollar, Chinese yuan, or other currencies in which we transact will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

Company Risk Factors

Changes in the costs of raw materials and purchased components, including imposition of or changes in tariff rates, could reduce our profit margins. Reductions or interruptions in the supply of raw materials, components or finished goods from international sources could adversely affect our ability to meet our customer delivery commitments.

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The costs of raw materials and components may be subject to change due to, among other things, interruptions in production by suppliers, changes in exchange rates, imposition of or changes in tariff rates, and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials and purchased components for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. Commodity prices, particularly copper and stainless-steel prices, have experienced tremendous volatility over the past several years. Should commodity costs or purchased component costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs or purchased component costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers including due to pandemics or other public health crises, suppliers’ allocations to other purchasers and new laws, tariffs or regulations.

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

We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, that our products include inadequate or improper instructions for use or installation, inadequate warnings concerning the effects of the failure of our products, alleged manufacturing or design defects, or allegations that our products contain asbestos. If we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. Like other manufacturers and distributors of products designed to control and regulate fluids and gases, we face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. We cannot be certain that our insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 15 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

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

Certain environmental laws and regulations impose on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which such parties may have sent waste for disposal, requirements to investigate and remediate contamination. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, resulting in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion we are involved in such investigations and/or cleanup, and also have been and could continue to be named as a PRP in environmental matters.

The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, or the insolvency, or other grounds for refusing to participate, of other responsible parties could require us to incur capital expenditures or operating costs materially in excess of our accruals. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See

Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 15 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Our ability to achieve savings through our restructuring and business transformation activities may be adversely affected by management’s ability to fully execute the plans as a result of local regulations, geo-political risk or other factors within or beyond the control of management.

We have implemented a number of restructuring and business transformation activities, which include steps that we believe are necessary to enhance the value and performance of the Company, including reducing operating costs and increasing efficiencies throughout our manufacturing, sales and distribution footprint. Factors within or beyond the control of management such as local labor regulations or legal or political intervention may change the total estimated costs or the timing of when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring or business transformation activities timely or if additional or unanticipated issues such as labor disruptions, inability to retain key personnel during and after the transformation or higher exit costs arise, our expected cost savings may not be met and our operating results could be negatively affected. In addition, our restructuring and transformation activities may place substantial demands on our management, which could lead to diversion of management’s attention from other business priorities and result in a reduced customer focus.

The requirements to evaluate goodwill, indefinite-lived intangible assets and long-lived assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

As of December 31, 2020, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $602.4 million, $37.2 million, $104.6 million and $212.3 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In 2020, 2019 and 2018, none of our goodwill reporting units or our indefinite lived tradenames were impaired. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2020, we recognized a pre-tax non-cash impairment charge of $1.4 million related to a long-lived asset and a technology intangible asset in which market value expectations indicated the carrying amounts of these assets were in excess of the fair value. In 2019 and 2018, none of our long-lived assets were impaired.

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

In 2020, our top ten customers accounted for approximately 23% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations.

Certain indebtedness may limit our ability to pay dividends, incur additional debt and make acquisitions and other investments.

Our revolving credit facility contains operational and financial covenants that restrict our ability to make distributions to stockholders, incur additional debt and make acquisitions and other investments unless we satisfy certain financial tests and comply with various financial ratios. If we do not maintain compliance with these covenants, our creditors could declare a default under our revolving credit facility, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our indebtedness may be affected by changes in economic or business conditions beyond our control. Further, one of our strategies is to increase our revenues and profitability and expand our business through acquisitions. We may require capital in excess of our available cash and the unused portion of our revolving credit facility to make large acquisitions, which we would generally obtain from access to the credit markets. There can be no assurance that if a large acquisition is identified that we would have access to sufficient capital to complete such acquisition. Should we require additional debt financing above our existing credit limit, we cannot be assured such financing would be available to us or available to us on reasonable economic terms.

Our inability to attract and retain key personnel may adversely affect our business.

Our success depends on our ability to recruit, retain and develop highly-skilled management and key personnel. Competition for these individuals in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel, or to effectively implement successions to existing personnel. If we fail to retain and recruit the necessary personnel or arrange for successors to key personnel, our business could materially suffer.

Investment Risk Factors

One of our stockholders can exercise substantial influence over our Company.

As of December 31, 2020, Timothy P. Horne beneficially owned 6,094,290 shares of Class B common stock. Our Class B common stock entitles its holders to ten votes for each share, and our Class A common stock entitles its holders to one vote per share. As of December 31, 2020, Timothy P. Horne beneficially owned approximately 18.2% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.2% of our outstanding shares of Class B common stock, which represents approximately 68.5% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and subsequent sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of December 31, 2020, there were outstanding 27,478,512 shares of our Class A common stock and 6,144,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

General Risk Factors

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

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective rate is derived from a combination of applicable tax rates in the various places that we operate. Our future taxes could be affected by numerous factors, including changes in the mix of our profitability from country to country, the results of examinations and audits of our tax filings, adjustments to our uncertain tax positions, changes in accounting for income taxes and changes in tax laws.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.   PROPERTIES.

We maintain 34 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Fort Worth, TX	Manufacturing/Distribution	Leased
Fort Myers, FL	Manufacturing/Distribution	Leased
Blauvelt, NY	Manufacturing/Distribution	Leased
Peoria, AZ	Manufacturing/Distribution	Leased
Sparks, NV	Distribution Center	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased
Groveport, OH	Distribution Center	Leased

Europe

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Méry, France	Manufacturing	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Rosières, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Leased
Monastir, Tunisia	Manufacturing	Leased
St. Neots, United Kingdom	Distribution	Leased

Asia-Pacific, Middle East, and Africa:

Location	Principal Use	Owned/Leased
Ningbo, Beilun, China	Manufacturing	Owned
Shanghai, China	APMEA Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased
Dubai, United Arab Emirates	Distribution	Leased
Perth, Australia	Distribution	Leased
Melbourne, Australia	Distribution	Leased

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

The number of record holders of our Class A common stock as of January 24, 2021 was 130. The number of record holders of our Class B common stock as of January 24, 2021 was 11.

Aggregate common stock dividend payments in 2020 were $31.4 million, which consisted of $25.7 million and $5.7 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2019 were $30.9 million, which consisted of $25.3 million and $5.6 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2020.

Issuer Purchases of Equity Securities
(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
September 28, 2020 – October 25, 2020	220	$111.82	—	—
October 26, 2020 – November 22, 2020	—	$—	—	—
November 23, 2020 - December 31, 2020	—	$—	—	—
Total	220	$111.82	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2020 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
September 28, 2020 – October 25, 2020	11,694	$105.30	11,694	$116,348,992
October 26, 2020 – November 22, 2020	10,870	$114.70	10,870	$115,108,262
November 23, 2020 - December 31, 2020	14,290	$118.06	14,290	$113,421,532
Total	36,854	$112.86	36,854
(1)	Since July 27, 2015, the Board of Directors has authorized two stock repurchase programs. The first program approved the repurchase of up to $100 million and the second repurchase program up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. The $100 million stock repurchase program was completely expended by August 2019. The $150 million stock repurchase program has been reflected in the maximum dollar value of shares that may yet be purchased in column (d) above. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of

Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2015 and that all dividends were reinvested.

Cumulative Total Return

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Watts Water Technologies, Inc.	100.00	132.83	156.52	134.42	209.95	258.58
S & P 500	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

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

FIVE-YEAR FINANCIAL SUMMARY

(Amounts in millions, except per share and cash dividend information)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/20(1)	12/31/19(2)	12/31/18(3)	12/31/17(4)	12/31/16(5)
Statement of operations data:
Net sales	$1,508.6	$1,600.5	$1,564.9	$1,456.7	$1,398.4
Net income	114.3	131.5	128.0	73.1	84.2
DILUTED EPS
Net income per share:	3.36	3.85	3.73	2.12	2.44
Cash dividends declared per common share	$0.92	$0.90	$0.82	$0.75	$0.71
Balance sheet data (at year end):
Total assets	$1,738.2	$1,723.1	$1,653.7	$1,736.5	$1,763.2
Long-term debt, net of current portion	198.2	204.2	323.4	474.6	511.3
(1)	For the year ended December 31, 2020, net income included the following pre-tax costs: restructuring charges of $9.9 million, other long-lived asset impairment charges of $1.4 million, acquisition related costs of $1.3 million, footprint optimization costs of $1.1 million, and a loss on disposal of $0.6 million, partially offset by the elimination of an earnout from a prior immaterial acquisition in our Americas segment of $1.5 million. Net income also included a net tax charge of $9.7 million related to recently issued final tax regulations which reduced the realizability of foreign tax credits, partially offset by benefits from changes in the Global Intangible Low Taxed Income Tax rules under the High Tax exception. The net after-tax cost of these items was $17.7 million.

(2)	For the year ended December 31, 2019, net income included the following pre-tax costs: restructuring charges of $4.3 million, Corporate professional fees of $3.1 million, acquisition-related costs of $0.9 million, and footprint optimization costs of $0.8 million. The net after-tax cost of these items was $7.6 million.

(3)	For the year ended December 31, 2018, net income included pre-tax restructuring charges of $3.4 million, or $2.5 million net after-tax cost. Net income also included a tax benefit of $3.7 million related to the finalization of the impact of the 2017 Tax Act.

(4)	For the year ended December 31, 2017, net income included the following pre-tax costs: long-lived asset impairment charges of $1.0 million, deployment costs related to the Americas and Europe transformation programs of $2.9 million, restructuring charges of $6.8 million, and acquisition costs of $0.2 million. The net after-tax cost of these items was $7.3 million. Net income also included a tax charge of $25.1 million related to the provisional impact of the 2017 Tax Act.

(5)	For the year ended December 31, 2016, net income included the following net pre-tax costs: long-lived asset impairment charges of $0.5 million, acquisition costs of $2.0 million, purchase accounting adjustments of $2.0 million, restructuring charges of $4.7 million, deployment costs related to the Americas, APMEA, and Europe transformation programs of $14.2 million, and debt issuance costs of $0.3 million. Net income also included a pre-tax gain of $8.7 million related to the disposition of a subsidiary in China. The net after-tax cost of these items was $6.2 million.

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

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.

●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.

●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems, monitoring and metering products for commercial, marine and residential applications.

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

COVID-19 Pandemic

The unprecedented global COVID-19 pandemic presents significant risks to our company and continues to cause challenges and uncertainties in our ability to fully predict the impact on our business. Throughout the course of the pandemic we have demonstrated the strength and resiliency of our strategy and the meaningful role we play in our markets and channels and the value we bring to our customers. Our revenues for the year ended December 31, 2020 were adversely impacted as a result of COVID-19. Demand for our products decreased as compared to 2019 as the pandemic continued and various governmental measures were imposed to combat the spread of the virus. Fourth quarter net sales improved when compared to the third quarter of 2020, as did quarter-over-quarter order rates. The exact timing and pace of the recovery remain uncertain and are impacted by different markets which are now experiencing a resurgence of COVID-19 cases. Future sales expansion or contraction is dependent on the duration and severity of the COVID-19 pandemic, including the time it takes for normal economic and operating conditions to resume, the easing of the construction lending markets, improvements in overall investments and capital spending in building services construction markets, additional governmental actions that may be taken, and numerous other uncertainties, including the time to administer and inoculate a sufficient population with the recently approved vaccines or the introduction of new therapeutic treatments.

We continue to be concerned about the far reaching impacts of the pandemic on our business, operations and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of our employees, manufacturing capabilities, supply chains, distribution networks, sales opportunities, customer and consumer behaviors, and the overall economy. The scope and nature of these potential impacts are pervasive, and many impacts are beyond our control and continue to evolve.

Many of our products qualify as “essential products” under local, state and national guidelines and orders. We remain focused on protecting the health and safety of our employees and the communities in which we operate while maintaining the continuity of our business operations. We created a COVID-19 Task Force to develop and implement a coordinated response to protect our employees while maintaining production capabilities, and we have implemented social distancing guidelines and temperature monitoring, provided personal protective equipment, established a COVID-19 website for employees, which includes the latest CDC and other government protocols, and promoted work-from-home where practical. We are in communication with both customers and suppliers, we established a COVID-19 customer hotline in the US to support critical infrastructure projects, and we worked with our suppliers to ensure they could obtain the “essential” product classification from various government organizations.

In response to the business impact of the COVID-19 pandemic, we undertook several cost management actions in order to reduce costs, including merit deferrals, compensation reductions, furloughs, reduced discretionary spending, factory overhead cost reductions, and reductions-in-force and other exit activities initiated in the second and third quarters of 2020. In addition to the cost actions noted above, we also implemented various measures to conserve cash and ensure its availability. We entered into an Amended and Restated Credit Agreement on April 24, 2020, we temporarily suspended our stock repurchase program during the second quarter, which was reinstated on June 29, 2020, maintained a flat dividend rate, and deferred employer payroll tax payments as permitted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We have also implemented additional procedures to manage risks related to our working capital, specifically the collectability of our trade accounts receivable, by monitoring the financial stability, credit rating, payment terms and credit limits of our credit customers.

Due to the above circumstances and as described generally in this Form 10-K, our results of operations for the year ended December 31, 2020 are not necessarily indicative of future results. Management cannot predict the full impact of the COVID-19 pandemic on our sales, supply chain, manufacturing and distribution or on economic conditions generally, including the effects on customer spending. The extent of the effects of the COVID-19 pandemic on us remain uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. For further information regarding the impact of COVID-19 on us, see Item 1A, “Risk Factors.”

Financial Overview

Net sales for 2020 decreased 5.7%, or $91.9 million, on a reported basis and 6.8%, or $109.0 million, on an organic basis, compared to 2019, primarily due to the impact of the COVID-19 pandemic across all of our operating segments. The reported decline was partially offset by an increase in sales from favorable foreign exchange movements of 0.5%, or $7.2 million, primarily driven by a stronger euro, and a net increase in acquired/divested sales of $9.9 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $181.1 million decreased by $16.0 million, or 8.1%, in 2020 compared to 2019. This decrease was primarily driven by lower sales volume as a result of the COVID-19 pandemic, higher general inflation, including tariffs, strategic investments and incremental restructuring costs, partially offset by benefits from productivity initiatives, reduced long-term incentive costs, lower Corporate-related professional fees, and benefits from cost reduction actions in response to the COVID-19 pandemic.

Despite the challenges presented by the COVID-19 pandemic in 2020, we continued to drive commercial and operational excellence, invest in our business with increased capital expenditures and the acquisitions discussed in the section below, and invest in product innovation, including our smart and connected products and solutions, as we strove to meet the needs of our customers.

Management’s discussion and analysis of our financial condition, results of operations and cash flows as of and for the year ended December 31, 2018 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Acquisitions

In the third quarter of 2020, we completed the acquisition of 100% of the shares of Australian Valve Group Pty Ltd (“AVG”) in an all-cash transaction. AVG is based in Perth, Australia, and specializes in the design, marketing and distribution of heating control valves used in the Australian residential and commercial end markets. The acquisition of AVG aligns with our strategy to expand geographically into countries with mature and enforced plumbing codes. AVG will enhance our product offering and channel access into the Australian marketplace. The acquisition of AVG was deemed not to be material to our consolidated financial statements.

In the fourth quarter of 2020, we completed the acquisition of 100% of the shares of The Detection Group, Inc. (“TDG”) in an all-cash transaction. TDG is based in Sunnyvale, California, and specializes in the design, marketing and distribution of wireless leak detection systems for commercial buildings. The acquisition of TDG aligns with our smart and connected strategy. The acquisition of TDG was deemed not to be material to our consolidated financial statements.

Recent Developments

On February 8, 2021, we declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2021 to stockholders of record on March 1, 2021.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the years ended December 31, 2020 and December 31, 2019 were as follows:

	Year Ended		Year Ended			% Change to
	December 31, 2020		December 31, 2019			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,025.7	68.0%	$1,084.1	67.7%	$(58.4)	(3.6)%
Europe	424.9	28.2	451.0	28.2	(26.1)	(1.6)
APMEA	58.0	3.8	65.4	4.1	(7.4)	(0.5)
Total	$1,508.6	100.0%	$1,600.5	100.0%	$(91.9)	(5.7)%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$(64.4)	$(33.9)	$(10.7)	$(109.0)	(4.0)%	(2.1)%	(0.7)%	(6.8)%	(5.9)%	(7.5)%	(17.3)%
Foreign exchange	(0.6)	7.8	—	7.2	—	0.5	—	0.5	(0.1)	1.7	—
Acquired/divested, net	6.6	—	3.3	9.9	0.4	—	0.2	0.6	0.6	—	5.9
Total	$(58.4)	$(26.1)	$(7.4)	$(91.9)	(3.6)%	(1.6)%	(0.5)%	(5.7)%	(5.4)%	(5.8)%	(11.4)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$(34.9)	$(6.6)	$6.2	$(29.1)	$(64.4)	(5.7)%	(7.9)%	9.7%	(8.9)%
Europe	(31.0)	(2.7)	(0.2)	—	(33.9)	(10.2)	(1.9)	(7.5)	—
APMEA	(11.4)	(0.1)	—	0.8	(10.7)	(19.4)	(7.4)	—	61.0
Total	$(77.3)	$(9.4)	$6.0	$(28.3)	$(109.0)

Organic net sales in the Americas decreased due to a decline in volume in the majority of our product lines primarily from the impact of the COVID-19 pandemic. This decrease was partially offset by higher volume within our DIY channel as many DIY customers worked on residential projects during the pandemic.

Organic net sales in Europe decreased primarily due to lost volume related to the COVID-19 pandemic within all major regions and across all of our product lines, partially offset by selected price increases.

Organic net sales in APMEA decreased primarily due to a decline in volume related to the COVID-19 pandemic in all regions.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro, partially offset by the depreciation of the Canadian dollar against the U.S. dollar in 2020 as compared to 2019. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquired/divested relates to three immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, one in the Americas segment in the fourth quarter of 2020, and one in the Americas segment in the third quarter of 2019, partially offset by an immaterial divestiture in our APMEA segment during the third quarter of 2020.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for 2020 and 2019 were as follows:

	Year Ended
	December 31,
	2020	2019

	(dollars in millions)
Gross profit	$625.4	$677.5
Gross margin	41.5%	42.3%

Gross profit and gross margin declined primarily from lower sales volume and absorption as a result of the COVID-19 pandemic, partially offset by benefits from price, productivity initiatives, government subsidies within Europe and APMEA, and cost reduction actions in response to the pandemic.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses decreased $43.7 million, or 9.2%, in 2020 compared to 2019. The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(48.8)	(10.2)%
Foreign exchange	1.4	0.7
Acquired/divested, net	3.7	0.3
Total	$(43.7)	(9.2)%

The organic decrease was related to cost reduction actions in response to the COVID-19 pandemic of $31.4 million, decreased variable costs due to sales volume declines of $9.5 million, restructuring savings of $10.1 million, decreased stock compensation expense of $4.2 million primarily due to adjustments to expected attainment levels of performance goals related to our performance stock units, and reduction in Corporate-related professional fees of $3.1 million. These decreases were partially offset by strategic investments of $8.8 million, including investments in research and development for new products, commercial excellence, and technology and information systems as well as general inflation of $5.4 million compared to 2019. The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. The acquired/divested, net SG&A costs are related to three immaterial acquisitions, partially offset by SG&A costs related to an immaterial divestiture, as previously mentioned. Total SG&A expenses, as a percentage of net sales, were 28.7% in 2020 compared to 29.7% in 2019.

Restructuring. In 2020, we recorded a net charge of $9.9 million compared to a net charge of $4.3 million in 2019. The charge for 2020 was primarily for severance benefits due to reductions in force programs initiated in the second and third quarters of 2020 in response to economic challenges related to the COVID-19 pandemic. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

Other long-lived asset impairment charges. In 2020, we recorded impairment charges of $1.4 million in our Americas segment, primarily relating to $1.0 million for a long-lived asset impairment charge and $0.4 million related to a technology intangible asset in which market value expectations indicated the carrying amounts of these assets were in excess of the fair value.

Loss on disposition. In 2020, we recorded a pre-tax loss on disposition of $0.6 million in our APMEA segment related to an immaterial divestiture.

Operating Income (Loss). Operating income (loss) by geographic segment for 2020 and 2019 was as follows:

				% Change to
				Consolidated
	Year Ended December 31,			Operating
	2020	2019	Change	Income

	(dollars in millions)
Americas	$166.3	$187.4	$(21.1)	(10.7)%
Europe	50.2	49.9	0.3	0.2
APMEA	3.5	6.9	(3.4)	(1.7)
Corporate	(38.9)	(47.1)	8.2	4.1
Total	$181.1	$197.1	$(16.0)	(8.1)%

The (decrease) increase in operating income (loss) is attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$(14.1)	$(3.8)	$(1.2)	$8.3	$(10.8)	(7.2)%	(1.9)%	(0.6)%	4.2%	(5.5)%	(7.5)%	(7.6)%	(17.4)%	17.6%
Foreign exchange	—	1.1	0.2	—	1.3	—	0.6	0.1	—	0.7	—	2.2	2.9	—
Acquired/divested, net	0.5	—	0.6	—	1.1	0.3	—	0.3	—	0.6	0.3	—	8.7	—
Loss on disposition	—	—	(0.6)	—	(0.6)	—	—	(0.3)	—	(0.3)	—	—	(8.7)	—
Restructuring, impairment charges	(7.5)	3.0	(2.4)	(0.1)	(7.0)	(3.8)	1.5	(1.2)	(0.1)	(3.6)	(4.0)	6.0	(34.8)	(0.2)
Total	$(21.1)	$0.3	$(3.4)	$8.2	$(16.0)	(10.7)%	0.2%	(1.7)%	4.1%	(8.1)%	(11.2)%	0.6%	(49.3)%	17.4%

The decrease in organic operating income was due to lower sales volume and absorption as a result of the COVID-19 pandemic, higher general inflation, including tariffs, and strategic investments, partially offset by benefits from cost reduction actions including restructuring initiated in response to the COVID-19 pandemic, price, productivity initiatives, reduced variable costs due to sales volume decline, reduced long-term incentive costs and a reduction in Corporate-related professional fees.

Interest Expense. Interest expense decreased $0.8 million, or 5.7%, in 2020 as compared to 2019 primarily due to a decline in interest rates and a reduction in the principal balance of debt outstanding. Refer to Note 11 of Notes to

Consolidated Financial Statements in this Annual Report on Form10-K for further details.

Other expense, (income) net  Other expense (income) decreased $1.5 million to an expense balance of $1.0 million compared to 2019. The decrease was primarily due to higher net foreign currency transaction losses.

Income Taxes. Our effective income tax rate increased to 31.6% in 2020, from 28.5% in 2019. The tax rate increased primarily from an increase to the valuation allowance as a result of recently issued final tax regulations which reduced the realizability of foreign tax credits.

Net Income. Net income for 2020 was $114.3 million, or $3.36 per common share on a diluted basis, compared to $131.5 million, or $3.85 per common share on a diluted basis, for 2019. Results for 2020 include an after-tax charge of $7.4 million, or $0.22 per common share, for restructuring; $9.7 million, or $0.28 per common share, for changes in tax regulations; $1.0 million, or $0.03 per common share, for other long-lived asset impairment charges; $1.0 million, or $0.03 per common share, for acquisition related costs; $0.8 million, or $0.02 per common share, for footprint optimization; partially offset by a $1.5 million benefit, or $0.04 per share for the elimination of an earnout from a prior immaterial acquisition in our Americas segment, and $0.7 million, or $0.02 per common share of a net gain on disposal.

Results for 2019 include an after-tax charge of $3.1 million, or $0.09 per common share, for Corporate professional fees; $3.2 million, or $0.09 per common share, for restructuring charges; $0.7 million, or $0.02 per common share, for acquisition related costs; and $0.6 million, or $0.02 per common share for footprint optimization.

Liquidity and Capital Resources

2020 Cash Flows

We generated $228.8 million of net cash from operating activities in 2020 as compared to $194.0 million in 2019. The increase in cash generated was primarily driven by favorable changes in working capital, including reductions to accounts receivable that more than offset lower net income.

We used $54.8 million of net cash for investing activities in 2020 compared to $71.8 million used in 2019. We spent $27.5 million less on acquisitions and $14.6 million more for capital expenditures in 2020 compared to 2019. We received $2.2 million in cash proceeds from the sale of property, plant and equipment and received $2.0 million in proceeds from the disposal of a business in 2020. We anticipate investing between $35 million to $40 million in capital equipment in 2021 to improve our manufacturing capabilities and investment in our commercial and operational excellence initiatives.

We used $181.9 million of net cash from financing activities in 2020 primarily due to long-term debt repayments of $517.5 million, dividend payments of $31.4 million, tax withholding payments on vested stock awards of $7.8 million and payments of $28.9 million to repurchase approximately 332,000 shares of Class A common stock. Debt repayments include the termination of the term loan facility under the Prior Credit Agreement, payments made under both the Revolving Credit Facility and the Prior Revolving Credit Facility, and payment of $75 million to retire notes issued under the 2010 Note Purchase Agreement. These payments were partially offset by proceeds from drawdowns on both our Prior and current Revolving Credit Facilities totaling $407.5 million.

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

On April 24, 2020, we entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") among the Company, certain subsidiaries of the Company who become borrowers thereunder, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement amended and restated the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. This senior unsecured revolving credit facility (the "Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2020, we had drawn down $200.0 million on this line of credit and had $16.2 million in letters of credit outstanding, which resulted in $583.8 million of unused and available credit under the Revolving Credit Facility. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. In addition to paying interest under the New Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The New Credit Agreement matures on February 12, 2022, subject to extension under certain circumstances and subject to the terms of the New Credit Agreement. We may repay loans outstanding under the New Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the New Credit Agreement.

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

We have historically financed our operating and capital needs primarily through cash flows generated by our operations. We expect to continue funding future operating requirements principally through our cash flows from operations, in addition to existing cash resources. We believe that our existing funds, when combined with cash generated from operations and our ability to access additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic investments, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition activities. We may, from time to time, also seek additional funding through a combination of equity and debt financings should we identify a significant new opportunity.

As of December 31, 2020, we held $218.9 million in cash and cash equivalents. Of this amount, $175.6 million was held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. We believe that our financial resources allow us to manage the anticipated impacts of the COVID-19 pandemic on our business operations for the foreseeable future, which include reductions in revenues and potential delays in payments from customers. We anticipate the impacts of COVID-19 will continue to evolve rapidly, and, as a result, we will continue to evaluate our financial position as additional information becomes available, particularly relating to COVID-19. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings generated subsequent to December 31, 2017, to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

Covenant compliance

Under the New Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2020. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the New Credit Agreement. The New Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the New Credit Agreement, includes all long and short-term debt, capital lease obligations and any trade letters of credit that are outstanding, less cash and cash equivalents on the balance sheet.

As of December 31, 2020, our actual financial ratios calculated in accordance with the New Credit Agreement compared to the required levels under the New Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level
Interest Charge Coverage Ratio	19.1 to 1.00	3.50 to 1.00
Maximum level
Leverage Ratio	0.00 to 1.00	3.25 to 1.00

As of December 31, 2020, we were in compliance with all covenants related to the New Credit Agreement.

In addition to financial ratios, the New Credit Agreement contains affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreement.

Working capital (defined as current assets less current liabilities) as of December 31, 2020 was $396.7 million compared to $315.6 million as of December 31, 2019. The ratio of current assets to current liabilities was 2.3 to 1 as of December 31, 2020 compared to 1.8 to 1 as of December 31, 2019. The increase in working capital is primarily related to a decrease in the current portion of long-term debt due to the payment of the senior note and the current portion of the term loan facility under the Prior Credit Agreement in 2020. The senior note, which is described further in Note 11 of Notes to the Consolidated Financial Statements in this Annual Report 10-K, was paid in June 2020.

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

Organic net sales growth is a non-GAAP measure of net sales growth that excludes the impacts of acquisitions, divestitures and foreign exchange from period-over-period comparisons. A reconciliation to the most closely related U.S. GAAP measure, net sales, has been included in our discussion within “Results of Operations” above. Organic net sales should be considered in addition to, and not as a replacement for or as a superior measure to net sales. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, by facilitating easier comparisons of our revenue performance with prior and future periods.

Adjusted operating income, adjusted operating margins, adjusted net income, and adjusted earnings per share are non-GAAP measures that exclude certain expenses incurred and benefits recognized in the periods presented that relate primarily to our global restructuring programs, other long-lived asset impairment charges, professional fees, acquisition related costs, footprint optimization costs, an earnout adjustment, loss on disposal, and the related income tax impacts on these items and other tax adjustments. Management believes reporting these financial measures provides useful information to investors, potential investors and others, by facilitating easier comparisons of our performance with prior and future periods.

A reconciliation of U.S. GAAP results to these adjusted non-GAAP measures is provided below (dollars in millions, except per share amounts):

	Year Ended
	December 31,	December 31,
	2020	2019

Net sales	$1,508.6	$1,600.5

Operating income - as reported	181.1	197.1
Operating margin %	12.0%	12.3%

Adjustments for special items:
Acquisitions / divesture costs / adjustments:
- Other long-lived asset impairment charge	1.4	—
- Acquisition related costs	1.3	0.9
- Loss on disposal	0.6	—
- Earnout adjustment	(1.5)	—
Total acquisitions / divesture costs / adjustments	1.8	0.9

Restructuring	9.9	4.3
Footprint optimization	1.1	0.8
Professional fees	—	3.1

Total adjustments for special items	$12.8	$9.1

Operating income - as adjusted	$193.9	$206.2
Adjusted operating margin %	12.9%	12.9%

Net income - as reported	$114.3	$131.5

Adjustments for special items - tax effected:
Acquisitions / divesture costs / adjustments:
- Other long-lived asset impairment charge	1.0	—
- Acquisition related costs	1.0	0.7
- Net gain on disposal	(0.7)	—
- Earnout adjustment	(1.5)	—
Total acquisitions / divesture costs / adjustments	(0.2)	0.7

Restructuring	7.4	3.2
Footprint optimization	0.8	0.6
Professional fees	—	3.1
Tax adjustments	9.7	—

Total adjustments for special items - tax effected:	$17.7	$7.6

Net income as adjusted	$132.0	$139.1

Diluted earnings per share - as reported	$3.36	$3.85
Adjustments for special items	0.52	0.22
Diluted earnings per share - as adjusted	$3.88	$4.07

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Year Ended
	December 31,	December 31,
	2020	2019

	(in millions)
Net cash provided by operating activities	$228.8	$194.0
Less: additions to property, plant, and equipment	(43.8)	(29.2)
Plus: proceeds from the sale of property, plant, and equipment	2.2	0.1
Free cash flow	$187.2	$164.9
Net income —as reported	$114.3	$131.5
Cash conversion rate of free cash flow to net income	163.8%	125.4%

Our free cash flow improved in 2020 when compared to 2019 primarily driven by favorable changes in working capital, including reductions in accounts receivable which more than offset lower net income and higher capital expenditures.

Our net (cash) debt to capitalization ratio, a non-GAAP financial measure used by management, at December 31, 2020 was (2)% for 2020 compared to 8.4% in 2019. The decrease was driven by a decrease in net debt outstanding at December 31, 2020 of $110.2 million, primarily due to the payments of the senior note and the current portion of the term loan facility under the Prior Credit Agreement in 2020. Management believes the net (cash) debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net (cash) debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net (cash) debt and our net (cash) debt to capitalization ratio is provided below:

	December 31,	December 31,
	2020	2019

	(in millions)
Current portion of long‑term debt	$—	$105.0
Plus: long-term debt, net of current portion	198.2	204.2
Less: cash and cash equivalents	(218.9)	(219.7)
Net (cash) debt	$(20.7)	$89.5

A reconciliation of capitalization is provided below:

	December 31,	December 31,
	2020	2019

	(in millions)
Net (cash) debt	$(20.7)	$89.5
Total stockholders’ equity	1,069.8	978.0
Capitalization	$1,049.1	$1,067.5
Net (cash) debt to capitalization ratio	(2.0)%	8.4%

Contractual Obligations

Our contractual obligations as of December 31, 2020 are presented in the following table:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1‑3 years	4‑5 years	5 years

	(in millions)
Long-term debt obligations, including current maturities(a)	$200.0	$—	$200.0	$—	$—
Operating lease obligations (c)	66.9	10.5	16.9	12.2	27.3
Finance lease obligations(a)	4.9	1.7	2.2	1.0	—
Pension contributions	11.7	0.5	0.9	1.1	9.2
Interest	5.2	4.5	0.7	—	—
2017 Tax Act Toll Tax payable	18.7	—	3.5	15.2	—
Other(b)	47.0	39.1	4.3	0.8	2.8
Total	$354.4	$56.3	$228.5	$30.3	$39.3
(a)	as recognized in the consolidated balance sheet.

(b)	the majority relates to commodity and capital commitments at December 31, 2020.

(c)	includes obligations as recognized in the consolidated balance sheet.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $16.2 million as of December 31, 2020 and $25.8 million as of December 31, 2019. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore, they do not necessarily represent future cash flow obligations and are not included in the table above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no significant changes in our accounting policies or significant changes in our accounting estimates during 2020.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect our more significant estimates and assumptions.

Revenue recognition

We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Our revenue for product sales is recognized on a point in time model, at the point control transfers to the customer, which is generally when products are shipped from the Company’s manufacturing or distribution facilities or when delivered to the customer’s named location. Sales tax, value-added tax, or other taxes collected concurrent with revenue producing activities are excluded from revenue. Freight costs billed to customers for shipping and handling activities are included in revenue with the related cost included in selling, general and administrative expenses. See Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further disclosures and detail regarding revenue recognition.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years and have recognized a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit when a quantitative analysis is performed. We estimate the fair value of our reporting units using an income approach based on the present value of estimated future cash flows, and when appropriate, guideline public company and guideline transaction market approaches.

Accounting guidance allows us to assess goodwill for impairment utilizing either qualitative or quantitative analyses. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the quantitative impairment test is unnecessary.

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

In 2020, we had seven reporting units. One of these reporting units, Water Quality, had no goodwill. We performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA.

As of our October 25, 2020 testing date, we had $590.8 million of goodwill on our balance sheet. As a result of our qualitative analyses, we determined that the fair values of the six reporting units noted above were more likely than not greater than the carrying amounts. In 2020, we did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are typically determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2020 impairment assessment, which occurred as of October 25, 2020, we performed a qualitative assessment for certain tradenames where the fair value significantly exceeded the carrying value in the previous quantitative assessment performed, had sales growth in 2020 or sales declined primarily due to the impact of the COVID-19 pandemic, sales growth is expected in the tradename in 2021, and no other indicators of impairment were present. For the remaining tradenames in 2020, the Company performed a quantitative assessment. The methodology we employed for the quantitative assessments was the relief from royalty method, a subset of the income approach. During 2020, 2019, and 2018, no impairment was recognized on our indefinite-lived intangible assets.

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

For our product liability cases in the U.S., we establish a product liability accrual, which includes legal costs associated with accrued claims. For our most significant volume of liability matters, we utilize third-party actuarial valuations which incorporate historical trend factors and our specific claims experience derived from loss reports provided by third-party claims administrators to establish our product liability accrual. For the remainder of our product liability accrual, where we do not utilize third-party actuarial valuations, we maintain insurance and calculate potential product liability accruals which includes legal costs associated with the accrued claims on a case by case basis. Changes in the nature of product liability claims, legal costs, or the actual settlement amounts could affect the adequacy of the estimates and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported. Any material change in the aforementioned factors could have an adverse impact on our operating results for any particular period depending, in part, upon the operating results for such period.

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental issues and product liability as discussed in more detail in Part I, Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 15 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are often developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period depending, in part, upon the operating results for such period.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts that settle quarterly and which hedge up to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge will be reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of December 31, 2020 was a liability balance of $0.1 million.

Under the Prior Credit Agreement, we could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, our earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage our exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, we entered into two interest rate swaps. For each interest rate swap, we receive the three-month USD-LIBOR subject to a 0% floor, and pay a fixed rate of 1.31375% on a notional amount of $225.0 million. Prior to executing the New Credit Agreement, the effective portion of the fair value of the interest rate swaps was recorded to other comprehensive income. As a result of entering the New Credit Agreement, interest rate swaps were no longer effective in offsetting changes in the cash flow of the hedged item as the critical terms of the New Credit Agreement do not match to the hedged item. We subsequently began recognizing the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and continued to do so through the expiration date of the swaps, which was February 12, 2021. The balance outstanding on our Revolving Credit Facility as of December 31, 2020 was below the notional amount of the interest rate swaps. Therefore, the balance of the previously effective portion of the fair value of the interest rate swaps recorded in other comprehensive income was reclassified into earnings within interest expense as of December 31, 2020. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements, and information on our interest rate swaps appears in Note 16 of the Notes to the Consolidated Financial Statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Watts Water Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Watts Water Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 18, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 18, 2021

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Information about Our Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 12, 2021 is incorporated herein by reference.

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

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 12, 2021 is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 12, 2021 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, about the shares of Class A common stock that may be issued upon the exercise of stock options, settlement of performance stock awards and vesting of deferred stock awards issued under the Company’s Second Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Second Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted‑average exercise	under equity compensation
	outstanding options,		price of outstanding options,	plan (excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	438,616	(1)	$—	1,814,259	(2)
Equity compensation plans not approved by security holders	None		None	None
Total	438,616	(1)	$—	1,814,259	(2)
(1)	Represents 5,196 outstanding options, 207,714 performance stock awards and 131,142 deferred stock awards under the Second Amended and Restated 2004 Stock Incentive Plan, and 94,564 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)	Includes 1,083,096 shares available for future issuance under the Second Amended and Restated 2004 Stock Incentive Plan, and 731,163 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 12, 2021 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 12, 2021 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	87

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, and ASU 2018-11, Targeted Improvements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of assumptions underlying the product liability accrual

As discussed in Notes 10 and 15 to the consolidated financial statements, the Company’s product liability accrual as of December 31, 2020 was $22.1 million. The product liability accrual represents the actuarially determined estimated future costs of product liability claims from products on a disaggregated basis based on historical loss trend factors and the Company’s specific claims experience. The Company’s estimated future costs include assumptions regarding the frequency and severity of reported and incurred but not reported claims.

We identified the evaluation of assumptions that were used in the actuarial methods to estimate the product liability accrual as a critical audit matter. Specialized skills and knowledge were needed to evaluate the Company’s assumptions regarding the severity of reported claims, the frequency and severity of incurred but not reported claims, and the impact of those assumptions on the actuarial methods. In addition, a high degree of auditor judgment was required to evaluate these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to assumptions that were used in the actuarial methods to estimate the product liability accrual. This included controls over the development of the above assumptions used to estimate the cost of reported and incurred but not reported claims. We tested claims data that formed the basis for the estimate by selecting certain claims and comparing them to relevant underlying claim information, including documentation of claim payments. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

●	assessing the actuarial methods used by the Company to calculate the product liability accrual for consistency with generally accepted actuarial standards
●	performing an independent calculation of the product liability accrual utilizing the Company’s claims experience.

We compared the output of the actuarial calculations to the amounts recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

February 18, 2021

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Year Ended December 31,
	2020	2019	2018
Net sales	$1,508.6	$1,600.5	$1,564.9
Cost of goods sold	883.2	923.0	908.4
GROSS PROFIT	625.4	677.5	656.5
Selling, general and administrative expenses	432.4	476.1	464.7
Restructuring	9.9	4.3	3.4
Other long-lived asset impairment charge	1.4	—	—
Loss on disposition	0.6	—	—
OPERATING INCOME	181.1	197.1	188.4
Other (income) expense:
Interest income	(0.2)	(0.4)	(0.8)
Interest expense	13.3	14.1	16.3
Other expense (income), net	1.0	(0.5)	(1.7)
Total other expense	14.1	13.2	13.8
INCOME BEFORE INCOME TAXES	167.0	183.9	174.6
Provision for income taxes	52.7	52.4	46.6
NET INCOME	$114.3	$131.5	$128.0
Basic EPS
NET INCOME PER SHARE	$3.37	$3.86	$3.73
Weighted average number of shares	33.9	34.1	34.3
Diluted EPS
NET INCOME PER SHARE	$3.36	$3.85	$3.73
Weighted average number of shares	34.0	34.2	34.3
Dividends declared per share	$0.92	$0.90	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$114.3	$131.5	$128.0
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	31.4	(5.0)	(23.7)
Cash flow hedges	(0.6)	(4.7)	1.7
Other comprehensive income (loss)	30.8	(9.7)	(22.0)
Comprehensive income	$145.1	$121.8	$106.0

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218.9	$219.7
Trade accounts receivable, less reserve allowances of $11.1 million at December 31, 2020 and $14.3 million at December 31, 2019	197.6	219.8
Inventories, net	263.6	270.1
Prepaid expenses and other current assets	29.4	25.3
Total Current Assets	709.5	734.9
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	608.6	557.9
Accumulated depreciation	(396.3)	(357.9)
Property, plant and equipment, net	212.3	200.0
OTHER ASSETS:
Goodwill	602.4	581.1
Intangible assets, net	141.8	151.4
Deferred income taxes	4.4	2.7
Other, net	67.8	53.0
TOTAL ASSETS	$1,738.2	$1,723.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$110.1	$123.3
Accrued expenses and other liabilities	137.4	133.4
Accrued compensation and benefits	65.3	57.6
Current portion of long-term debt	—	105.0
Total Current Liabilities	312.8	419.3
LONG-TERM DEBT, NET OF CURRENT PORTION	198.2	204.2
DEFERRED INCOME TAXES	51.1	38.6
OTHER NONCURRENT LIABILITIES	106.3	83.0
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,478,512 shares at December 31, 2020 and 27,586,416 shares at December 31, 2019	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,144,290 shares at December 31, 2020 and 6,279,290 shares at December 31, 2019	0.6	0.6
Additional paid-in capital	606.3	591.5
Retained earnings	560.1	513.9
Accumulated other comprehensive loss	(100.0)	(130.8)
Total Stockholders’ Equity	1,069.8	978.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,738.2	$1,723.1

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in millions, except share information)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2017	27,724,192	$2.8	6,379,290	$0.6	551.8	$372.9	$(99.1)	$829.0
Reporting Comprehensive Income change in accounting principle (ASU 2018-02)	—	—	—	—	—	(0.7)	—	(0.7)
Net income	—	—	—	—	—	128.0	—	128.0
Other comprehensive loss	—	—	—	—	—	—	(22.0)	(22.0)
Comprehensive income								106.0
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	45,939	—	—	—	2.5	—	—	2.5
Stock-based compensation	—	—	—	—	13.8	—	—	13.8
Stock repurchase	(340,106)	—	—	—	—	(26.0)	—	(26.0)
Issuance of net shares of restricted Class A common stock	115,120	—	—	—	—	(3.1)	—	(3.1)
Net change in restricted stock units	51,320	—	—	—	0.2	(2.1)	—	(1.9)
Common stock dividends	—	—	—	—	—	(28.3)	—	(28.3)
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	131.5	—	131.5
Other comprehensive loss	—	—	—	—	—	—	(9.7)	(9.7)
Comprehensive income								121.8
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	38,288	—	—	—	2.1	—	—	2.1
Stock-based compensation	—	—	—	—	17.8	—	—	17.8
Stock repurchase	(227,620)	—	—	—	—	(19.5)	—	(19.5)
Net change in restricted stock units	79,283	—	—	—	3.3	(7.4)	—	(4.1)
Common stock dividends	—	—	—	—	—	(31.4)	—	(31.4)
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	$978.0
Net income	—	—	—	—	—	114.3	—	114.3
Other comprehensive income	—	—	—	—	—	—	30.8	30.8
Comprehensive income							—	145.1
Shares of Class B common stock converted to Class A common stock	135,000	—	(135,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	4,666	—	—	—	0.4	—	—	0.4
Stock-based compensation	—	—	—	—	12.7	—	—	12.7
Stock repurchase	(331,531)	—	—	—	—	(28.9)	—	(28.9)
Net change in restricted stock units	83,961	—	—	—	1.7	(7.8)	—	(6.1)
Common stock dividends	—	—	—	—	—	(31.4)	—	(31.4)
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	1,069.8

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$114.3	$131.5	$128.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.3	31.0	28.9
Amortization of intangibles	15.2	15.6	19.6
Loss on disposal and impairment of property, plant and equipment and other	4.0	0.8	0.2
Stock-based compensation	12.7	17.8	13.8
Deferred income tax	7.0	1.3	(15.3)
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	32.2	(15.0)	6.0
Inventories	18.7	17.0	(34.5)
Prepaid expenses and other assets	0.7	(1.6)	0.6
Accounts payable, accrued expenses and other liabilities	(7.3)	(4.4)	22.1
Net cash provided by operating activities	228.8	194.0	169.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(43.8)	(29.2)	(35.9)
Proceeds from the sale of property, plant and equipment	2.2	0.1	2.2
Proceeds from the sale of business, and other	2.0	—	0.2
Purchase of intangible assets	—	—	(0.7)
Business acquisitions, net of cash acquired	(15.2)	(42.7)	(1.7)
Net cash used in investing activities	(54.8)	(71.8)	(35.9)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	407.5	82.0	50.0
Payments of long-term debt	(517.5)	(127.0)	(194.5)
Payments for withholding taxes on vested awards	(7.8)	(7.4)	(6.6)
Payments for finance leases and other	(2.1)	(1.6)	—
Payments on contractual call option	—	(2.8)	—
Proceeds from share transactions under employee stock plans	0.5	2.1	2.5
Debt issuance costs	(2.2)	—	—
Payments to repurchase common stock	(28.9)	(19.5)	(26.0)
Dividends	(31.4)	(31.4)	(28.3)
Net cash used in financing activities	(181.9)	(105.6)	(202.9)
Effect of exchange rate changes on cash and cash equivalents	7.1	(1.0)	(6.7)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.8)	15.6	(76.1)
Cash and cash equivalents at beginning of year	219.7	204.1	280.2
CASH AND CASH EQUIVALENTS AT END OF YEAR	$218.9	$219.7	$204.1
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$20.4	$43.3	$4.1
Cash paid, net of cash acquired	15.2	42.7	1.7
Liabilities assumed	$5.2	$0.6	$2.4
Issuance of stock under management stock purchase plan	$0.6	$1.8	$1.9
CASH PAID FOR:
Interest	$12.2	$17.1	$19.1
Income taxes	$45.6	$50.8	$55.3

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

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The unprecedented and widespread impact of COVID-19 continues to affect the countries and markets in which the Company operates, and new and evolving government actions to address the COVID-19 pandemic continue to occur on a regular basis. For the year ended December 31, 2020, temporary closures, lockdowns and other restrictions mandated by various governmental authorities intended to combat the COVID-19 pandemic negatively impacted the Company’s revenue at varying levels within each of the Company’s business segments. The Company’s operating response, cost management and capital preservation actions are discussed within Item. 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Capital markets and economies worldwide continue to be negatively impacted by the protective measures taken by governments in response to the COVID-19 pandemic, and these measures resulted in a global economic recession. Such economic disruption may have a material adverse effect on the Company’s business if customers continue to curtail and reduce overall spending, which may not return to pre-pandemic levels. Policymakers around the globe have responded with fiscal policy actions to bolster their local economies. The magnitude and overall effectiveness of these actions remain uncertain. The severity of the impact of the COVID-19 pandemic on the Company's future business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, operations, distributors and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. However, the Company does not anticipate any adverse impacts on its ability to pay its debt obligations as they become due. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Due to the risks and uncertainties resulting from the COVID-19 pandemic, the full extent of the impact on the Company’s business remains difficult to predict as the pandemic and response to the pandemic continue to evolve. The Company intends to continue to assess the evolving impact of the COVID-19 pandemic and expects to continue to make adjustments to its responses to address the situation as it develops.

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

Allowance for Credit Losses

The allowance for credit losses is established to represent the Company’s best estimate of the net realizable value of the outstanding amount of receivables that it will be unable to collect. The Company developed financial asset pools that consist of business or legal entities with similar risk and economic characteristics, including types of products and customers, trade receivable characteristics, and history of credit losses on trade receivables. The development of the Company’s allowance for credit losses varies by asset pool but in general is based on a review of past due amounts, historical write-off experience, aging trends affecting specific accounts, changes in customer payment terms, general operational factors affecting all accounts and as applicable current economic conditions and reasonable and supportable forecasted economic conditions that affect collectability. In addition, factors are developed in certain regions utilizing historical trends of sales and returns and allowances and cash discount activities to derive a reserve for returns and allowances and cash discounts. The Company also monitors the creditworthiness of the Company’s largest customers and periodically reviews customer credit limits to reduce risk. The Company’s allowance for credit losses as of December 31, 2020 included an adjustment for the estimated impact of the COVID-19 pandemic on future collectability that was not material to our financial statements. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted.

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2020, 2019 and 2018, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

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

Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The Company had two interest rate swaps as of December 31, 2020. Prior to executing the Amended and Restated Credit Agreement (the “New Credit Agreement”) on April 24, 2020, the effective portion of the fair value of these interest rate swaps was recorded to other comprehensive income. As a result of entering the New Credit Agreement the critical terms of the New Credit Agreement no longer matched the hedged item and therefore, these two interest rate swaps no longer qualified for cash flow hedge accounting. The Company subsequently began recognizing the mark-to-market fair value adjustments on a monthly basis into earnings within interest expense. Also, the balance outstanding on the Company’s Revolving Credit Facility as of December 31, 2020 was below the notional amount of the interest rate swaps. Therefore, as of December 31, 2020, the balance of the previously effective portion of the fair value of the interest rate swaps recorded in other comprehensive income was reclassified into earnings within interest expense. These two interest rate swaps were effective cash flow hedges as of December 31, 2019. The Company also has foreign exchange hedges designated as cash flow hedges as of December 31, 2020 and 2019. Refer to Note 16 for further details.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $55.0 million, $57.6 million and $56.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $42.2 million, $39.6 million and $34.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. The use of estimates in specific accounting policies is described further below as appropriate. Actual results could differ from those estimates.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” ASU 2016-13 replaces the incurred loss impairment methodology under previous United States Generally Accepted Accounting Principles (“GAAP”) with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. The financial assets for which this standard is applicable on the Company’s balance sheet are accounts receivable and contract assets. The standard requires the Company to pool financial assets based on similar risk and economic characteristics and estimate expected credit losses over the contractual life of the asset. This standard is effective for reporting periods beginning after December 15, 2019. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this standard in the first quarter of 2020, and it did not have a material impact on the Company’s financial statements.

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

A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. The Company could choose to use either 1) the effective date of the standard or 2) the beginning of the earliest comparable period presented in the financial statements as the date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date of the standard as the date of the Company’s initial application. Under this approach, the financial information and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company designed the necessary changes to its existing processes and configured all system requirements that were necessary to implement this new standard.

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

As a result of adopting ASC 842, the Company recorded operating ROU assets of $33.6 million and operating lease liabilities of $33.9 million as of January 1, 2019 on the consolidated balance sheet. The difference between the ROU assets and lease liabilities related to the impact of eliminating deferred and prepaid lease payments recognized under the previous lease accounting standard. The Company’s adoption of ASC 842 did not result in a change to the Company’s recognition of its existing finance leases as of January 1, 2019. The adoption of the new lease accounting standard did not have a material impact on either the consolidated statement of operations or the consolidated statement of cash flows. However, ASU 2016-02 has significantly affected the Company’s disclosures about noncash activities related to leases. See Note 5 to the consolidated financial statements.

Accounting Standards Updates

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Restructuring costs:
Other Actions	$9.9	$4.3	$3.4

The Company recorded pre-tax restructuring in its business segments as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Americas	$6.1	$—	$—
Europe	1.3	4.3	3.4
APMEA	2.4	—	—
Corporate	0.1	—	—
Total	$9.9	$4.3	$3.4

Other Actions

The Company periodically initiates other actions which are not part of a major program. Total “Other Actions” pre-tax restructuring expense was $9.9 million, $4.3 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in “Other Actions” for the year ended December 31, 2020 were actions taken in the Americas, Europe and APMEA segments and Corporate primarily in response to the COVID-19 pandemic. Also included in “Other Actions” for the years ended 2019 and 2018 were European restructuring activities that were initiated in 2018 and extended through 2019, as discussed below. “Other Actions” also include certain minor initiatives for which the Company incurred restructuring expenses or adjusted prior restructuring reserves in the years ended December 31, 2020, 2019 and 2018.

2020 Other Actions

In the second quarter of 2020, management initiated certain restructuring actions with respect to the Company’s Americas and APMEA segments as well as at Corporate, and in the third quarter of 2020 initiated additional restructuring actions within the Company’s Europe and Americas segments. These actions were primarily in response to the economic challenges related to the COVID-19 pandemic. The restructuring actions included costs mainly for severance benefits due to reductions in force, as well as costs relating to asset write-offs, facility exit and other exit costs. The total pre-tax charge for the 2020 restructuring initiatives is expected to be approximately $10.7 million, of which $10.3 million has been incurred through December 31, 2020. Through December 31, 2020, the Company paid approximately $5.0 million of severance benefits and other related costs. As of December 31, 2020, the restructuring reserve associated with these actions was approximately $4.6 million and primarily related to severance benefits. The remaining expected costs relate to asset write off, facility exit and other exit costs and are expected to be completed in the first half of 2021.

The following table summarizes total expected, incurred and remaining pre-tax restructuring costs for the 2020 restructuring actions:

			Facility
		Asset	exit
	Severance	write-downs	and other	Total

	(in millions)
Costs incurred — 2020	$8.8	$0.9	$0.6	$10.3
Remaining costs to be incurred	—	0.2	0.2	0.4
Total expected restructuring costs	$8.8	$1.1	$0.8	$10.7

2018 Other Actions

In the third quarter of 2018, management initiated restructuring actions primarily associated with the European headquarters as well as cost savings initiatives at certain European manufacturing facilities.  These actions included reductions in force and other related costs. Total pre-tax charges for the program were reduced through the twelve months ended December 31, 2020 by approximately $0.3 million due primarily to decreased severance costs. This resulted in total program restructuring charges of approximately $8.0 million, which have been fully incurred. The pre-tax charges for the year ended December 31, 2019 and 2018 were approximately $4.3 million and $4.0 million, respectively and primarily included severance benefits. The restructuring reserve associated with these actions as of December 31, 2020 was approximately $0.5 million, and primarily relates to severance benefits.

2017 Other Actions

In the fourth quarter of 2017, management initiated certain restructuring actions related to reductions in force within the Company’s Europe segment. The restructuring activities primarily included severance benefits. The total pre-tax charges associated with the Europe restructuring activities were initially expected to be approximately $4.1 million with costs being fully incurred in 2017. The company reduced its total pre-tax charges for the program to approximately $3.4 million as of September 30, 2018, primarily related to reduced severance costs. As of December 31, 2019, these actions had been completed and no amounts were reserved associated with these actions.

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products, which are comprised of the following principal product lines:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, and thermostatic mixing valves.
●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.
●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	Year ended December 31, 2020
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$580.3	$279.0	$52.8	$912.1
OEM	75.9	143.3	3.1	222.3
Specialty	288.5	—	2.1	290.6
DIY	81.0	2.6	—	83.6
Total	$1,025.7	$424.9	$58.0	$1,508.6

	Year ended December 31, 2020
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$584.6	$157.8	$44.1	$786.5
HVAC and Gas Products	263.9	184.0	11.7	459.6
Drainage and Water Re-use Products	75.8	79.4	1.1	156.3
Water Quality Products	101.4	3.7	1.1	106.2
Total	$1,025.7	$424.9	$58.0	$1,508.6

	Year ended December 31, 2019
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$609.5	$305.0	$59.2	$973.7
OEM	83.5	143.2	1.9	228.6
Specialty	326.8	—	4.3	331.1
DIY	64.3	2.8	—	67.1
Total	$1,084.1	$451.0	$65.4	$1,600.5

	Year ended December 31, 2019
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$610.5	$171.3	$45.7	$827.5
HVAC and Gas Products	294.6	188.2	15.2	498.0
Drainage and Water Re-use Products	80.2	88.8	3.4	172.4
Water Quality Products	98.8	2.7	1.1	102.6
Total	$1,084.1	$451.0	$65.4	$1,600.5

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

The Company generally provides an assurance warranty that its products will substantially conform to the published specification. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately sell extended warranty and service policies to its customers. The Company considers the sale of these as separate performance obligations. These policies typically are for periods ranging from one to three years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies is not material to the consolidated financial statements.

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2020	$0.4	$11.5	$2.9
Change in period	(0.1)	0.2	(0.1)
Balance - March 29, 2020	$0.3	$11.7	$2.8
Change in period	—	—	(0.1)
Balance - June 28, 2020	$0.3	$11.7	$2.7
Change in period	(0.3)	1.1	—
Balance - September 27, 2020	$—	$12.8	$2.7
Change in period	—	0.7	(0.2)
Balance - December 31, 2020	$—	$13.5	$2.5

Balance - January 1, 2019	$1.0	$11.3	$2.7
Change in period	(0.7)	0.1	—
Balance - March 31, 2019	$0.3	$11.4	$2.7
Change in period	(0.2)	0.7	0.1
Balance - June 30, 2019	$0.1	$12.1	$2.8
Change in period	—	(0.3)	0.2
Balance - September 29, 2019	$0.1	$11.8	$3.0
Change in period	0.3	(0.3)	(0.1)
Balance - December 31, 2019	$0.4	$11.5	$2.9

The amount of revenue recognized that was included in the opening contract liability balance was $9.9 million and $11.8 million for the years ended December 31, 2020 and 2019, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to Contract Assets for the years ended December 31, 2020 and 2019.

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

(5) Leases

The Company adopted ASC 842 effective January 1, 2019. The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 90% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed and variable lease payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	(in millions)	(in millions)
Operating Leases (1)
Real Estate	$48.1	$33.1
Automobile	3.2	3.0
Machinery and equipment	1.3	3.0
Total operating lease ROU Asset	$52.6	$39.1

Finance Leases (2)
Real Estate	$15.8	$14.4
Automobile	0.1	—
Machinery and equipment	7.8	4.8
Less: Accumulated depreciation	(10.8)	(8.5)
Finance Leases, net	$12.9	$10.7
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of December 31, 2020 was as follows:

	December 31, 2020
	Operating Leases	Finance Leases

	(in millions)
2021	$10.5	$1.7
2022	9.2	1.3
2023	7.7	0.9
2024	6.3	0.7
2025	5.9	0.3
Thereafter	27.3	—
Total undiscounted minimum lease payments	$66.9	$4.9
Less imputed interest	10.9	0.3
Total lease liabilities	$56.0	$4.6
Included in the consolidated balance sheet
Current lease liabilities (included in other current liabilities)	9.0	1.7
Non-Current lease liabilities (included in other non-current liabilities)	47.0	2.9
Total lease liabilities	$56.0	$4.6

The total lease cost consisted of the following amounts:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	(in millions)	(in millions)
Operating lease cost	$12.1	$11.9
Amortization of finance lease right-of-use assets	1.5	1.2
Interest on finance lease liabilities	0.2	0.2
Short-term lease cost	0.1	—
Sublease (income)	(0.2)	—
Variable lease cost	2.6	3.1
Total lease cost	$16.3	$16.4

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	December 31, 2020	December 31, 2019
	(in millions)	(in millions)
Operating cash flows from operating leases	$11.8	$11.4
Operating cash flows from finance leases	0.2	0.2
Financing cash flows from finance leases	2.1	1.7
Total cash paid for amounts included in the measurement of lease liabilities	14.1	13.3
Finance lease liabilities arising from obtaining right-of-use assets	2.1	1.4
Operating lease liabilities arising from obtaining right-of-use assets	24.7	19.8

The following summarizes additional information related to operating and finance leases:

	December 31, 2020		December 31, 2019
Weighted-average remaining lease term - finance leases	3.4	years	2.8	years
Weighted-average remaining lease term - operating leases	9.0	years	9.1	years
Weighted-average discount rate - finance leases	3.5%		3.8%
Weighted-average discount rate - operating leases	3.6%		3.7%

(6) Goodwill & Intangibles

Goodwill

The Company performs its annual goodwill impairment testing for each reporting unit as of fiscal October month end or earlier if there is a triggering event or circumstance that indicates an impairment loss may have occurred. As of the October 25, 2020 testing date, the Company had $590.8 million of goodwill on its balance sheet. In 2020, the Company had seven reporting units. One of these reporting units, Water Quality, had no goodwill. The Company performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA. As a result of the qualitative analyses, the Company determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2020 and 2019, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

In addition to the annual impairment test performed as of October 25, 2020, and as a result of the impact of the COVID-19 global pandemic, the Company continued to review the guidance outlined in ASC 350 to determine if there was an event or change in circumstance to indicate it was more likely than not that an impairment loss had been incurred during the twelve months ended December 31, 2020. The Company concluded a triggering event had not occurred as of December 31, 2020 and it was not “more likely than not” that the Company’s reporting units might be impaired.

Additionally, the Company noted the HHWS reporting unit had a goodwill balance of $218.9 million as of December 31, 2020, which holds the greatest amount of goodwill and the least amount of excess of fair value over carrying value based on the most recent quantitative assessment. While the Company concluded that a triggering event did not occur during the year ended December 31, 2020 and performed a qualitative analysis for its annual impairment test, the impact of a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the HHWS reporting unit that may be significant enough to trigger an impairment determination.

The Company completed two acquisitions during the year ended December 31, 2020 which were not considered material to its consolidated financial statements. In the third quarter of 2020, the Company completed an acquisition within the APMEA segment resulting in $3.9 million of goodwill. Additionally, in the fourth quarter of 2020, the Company completed an acquisition within the Americas segment resulting in $5.5 million of goodwill. The changes in the carrying amount of goodwill by geographic segment were as follows:

	December 31, 2020
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2020	Period	and Other	2020	2020	the Period	2020	2020

	(in millions)
Americas	$476.8	5.5	$0.2	$482.5	$(24.5)	—	$(24.5)	$458.0
Europe	241.4	—	10.7	252.1	(129.7)	—	(129.7)	122.4
APMEA	30.0	3.9	1.0	34.9	(12.9)	—	(12.9)	22.0
Total	$748.2	9.4	$11.9	$769.5	$(167.1)	—	$(167.1)	$602.4

	December 31, 2019
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2019	Period	and Other	2019	2019	the Period	2019	2019

	(in millions)
Americas	$438.1	$38.3	$0.4	$476.8	$(24.5)	$—	$(24.5)	$452.3
Europe	243.7	—	(2.3)	241.4	(129.7)	—	(129.7)	111.7
APMEA	30.1	—	(0.1)	30.0	(12.9)	—	(12.9)	17.1
Total	$711.9	$38.3	$(2.0)	$748.2	$(167.1)	$—	$(167.1)	$581.1

Long-Lived Assets

Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is “more likely than not” that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. In 2020 and 2019, the Company performed a qualitative assessment for certain tradenames where the fair value significantly exceeded the carrying value in the most recent quantitative assessment, and no other indicators of impairment were present. For the remaining tradenames in 2020 and 2019, the Company performed a quantitative assessment. For the 2018 impairment assessments, the Company performed quantitative assessments for all indefinite-lived intangible assets. The methodology employed for quantitative assessments was the relief from royalty method, a subset of the income approach. Based on the results of the assessments, the Company did not recognize an impairment on any indefinite-lived intangibles in 2020, 2019 or 2018.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pre-tax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pre-tax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows. In 2020, the Company recognized a $1.0 million impairment charge for a long-lived asset and $0.4 million impairment charge for an amortizable technology asset, both within the Americas segment, as changes in market expectations indicated the carrying amount of these assets were no longer recoverable. In 2019 and 2018, there were no indications of the carrying amounts of intangible assets with estimable lives not being recoverable.

Intangible assets include the following:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.1	$(16.0)	$0.1	$16.1	$(15.9)	$0.2
Customer relationships	236.2	(165.8)	70.4	232.8	(156.3)	76.5
Technology	58.0	(36.4)	21.6	56.9	(31.6)	25.3
Trade names	27.0	(15.1)	11.9	26.0	(13.1)	12.9
Other	4.3	(3.7)	0.6	4.3	(3.6)	0.7
Total amortizable intangibles	341.6	(237.0)	104.6	336.1	(220.5)	115.6
Indefinite-lived intangible assets	37.2	—	37.2	35.8	—	35.8
	$378.8	$(237.0)	$141.8	$371.9	$(220.5)	$151.4

Aggregate amortization expense for amortized intangible assets for 2020, 2019 and 2018 was $15.2 million, $15.6 million and $19.6 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $13.5 million for 2021, $12.1 million for 2022, $11.9 million for 2023, $11.7 million for 2024 and $10.2 million for 2025. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.4 years. Patents, customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 0.5 years, 8.8 years, 5.0 years, 11.9 years and 16.5 years, respectively. Indefinite-lived intangible assets include trade names and trademarks.

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2020	2019

	(in millions)
Raw materials	$79.6	$83.4
Work-in-process	16.1	15.5
Finished goods	167.9	171.2
	$263.6	$270.1

Raw materials, work-in-process and finished goods are net of valuation reserves of $37.3 million and $27.9 million as of December 31, 2020 and 2019, respectively. Finished goods of $16.3 million and $16.7 million as of December 31, 2020 and 2019, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2020	2019

	(in millions)
Land	$13.2	$13.9
Buildings and improvements	194.3	175.8
Machinery and equipment	386.6	354.7
Construction in progress	14.5	13.5
Property, plant and equipment, at cost	608.6	557.9
Accumulated depreciation	(396.3)	(357.9)
Property, plant, and equipment, net	$212.3	$200.0

(9) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2020	2019

	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$22.5	$18.8
Intangibles	31.7	32.1
Goodwill	23.6	21.0
Foreign earnings	4.2	3.9
Operating lease ROU assets	11.0	10.3
Other	2.9	4.9
Total deferred tax liabilities	95.9	91.0
Deferred income tax assets:
Accrued expenses	7.8	7.8
Product liability	6.1	6.3
Operating lease liabilities	11.2	10.4
Stock based compensation	4.9	5.4
Foreign tax credits	34.4	32.7
Net operating loss carry forward	7.5	6.4
Capital loss carry forward	1.0	—
Inventory reserves	9.0	5.2
Other	9.4	9.5
Total deferred tax assets	91.3	83.7
Less: valuation allowance	(42.1)	(28.6)
Net deferred tax assets	49.2	55.1
Net deferred tax liabilities	$(46.7)	$(35.9)

The provision for income taxes is based on the following pre-tax income:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Domestic	$96.8	$119.9	$103.2
Foreign	70.2	64.0	71.4
	$167.0	$183.9	$174.6

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Current tax expense:
Federal	$13.4	$18.7	$24.7
Foreign	25.3	25.5	29.0
State	6.9	6.4	7.7
	45.6	50.6	61.4
Deferred tax expense (benefit):
Federal	14.8	2.5	(3.2)
Foreign	(6.7)	(2.1)	(7.7)
State	(1.0)	1.4	(1.9)
	7.1	1.8	(12.8)
Deferred tax remeasurement of the 2017 Tax Act	—	—	(2.0)
	$52.7	$52.4	$46.6

The 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017 and resulted in significant changes to the U.S. corporate income tax system. These changes included lowering the U.S. Corporate income tax rate from 35% to 21% and the elimination or reduction of certain domestic deductions and credits. The 2017 Tax Act also transitioned international taxation from a worldwide system to a modified territorial system creating new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the Global Intangible Low-taxed Income Tax (“GILTI”) and the Annual Anti-Base Erosion Tax, respectively. The 2017 Tax Act also imposed a one-time mandatory deemed repatriation tax (“Toll Tax”) on foreign subsidiaries’ previously untaxed accumulated foreign earnings.

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

In 2020, final tax regulations were released with respect to the GILTI tax regime. These regulations permit an exclusion from GILTI for items of foreign income subject to a high effective tax rate, referred to as the GILTI High Tax Exclusion (“HTE”). Under the new regulations, the Company was allowed to review its GILTI income for the 2018 and 2019 tax years. The Company elected the exclusion for both the 2018 and 2019 tax years resulting in a total tax benefit of $2.1 million which was recorded in 2020.

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

Actual income taxes reported are different than what would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Computed expected federal income expense	$35.0	$38.6	$36.6
State income taxes, net of federal tax benefit	4.6	6.3	5.3
Foreign tax rate differential	2.7	4.2	2.7
Impact of the 2017 Tax Act	—	—	(3.7)
Valuation allowance	12.9	—	—
GILTI HTE	(2.1)	—	—
Unrecognized tax benefits, net	(0.3)	0.7	3.2
Other, net	(0.1)	2.6	2.5
	$52.7	$52.4	$46.6

At December 31, 2020, the Company had foreign and domestic net operating loss carry forwards of $27.2 million and $3.8 million, respectively, for income tax purposes before considering valuation allowances; $27.2 million of the losses can be carried forward indefinitely, $2.5 million of the domestic losses expire between 2035 and 2040 and $1.3 million can be carried forward indefinitely. The net operating losses consist of $27.2 million related to Austrian operations and $3.8 million related to United States operations.

At December 31, 2020, a new U.S. capital loss carry forward of $1.0 million before considering valuation allowances was generated and will expire in 2025.

At December 31, 2020 and December 31, 2019, the Company had foreign tax credit carry forwards of $34.4 million and $32.7 million, respectively, for income tax purposes before considering valuation allowances. The foreign tax credit carryforwards expire between 2027 and 2030.

At December 31, 2020 and December 31, 2019, the Company had valuation allowances of $42.1 million and $28.6 million, respectively.  At December 31, 2020, $34.4 million related to foreign tax credits, $6.7 million related to Austrian net operating losses, and $1.0 million related to the domestic capital loss carry forward. At December 31, 2019, $22.3 million related to foreign tax credits and $6.3 million related to Austrian and Korean net operating losses. The $12.1 million increase from December 31, 2019 to December 31, 2020 in the valuation allowance related to foreign tax credits was due to recently issued final tax regulations which changed certain requirements for determining foreign source income and the realizability of the foreign tax credits. Management believes that the ability of the Company to use such foreign tax credits and losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

After December 31, 2017, the Company considered all of its foreign earnings to be permanently reinvested outside of the U.S. and has no plans to repatriate these foreign earnings to the U.S.

Unrecognized Tax Benefits

As of December 31, 2020, the Company had gross unrecognized tax benefits of approximately $11.7 million, approximately $5.1 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of allowable correlative adjustments that are available for certain jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

(in millions)
Balance at January 1, 2020	$9.3
Increases related to prior year tax positions	1.8
Decreases due to lapse in statutes	(0.2)
Currency movement	0.8
Balance at December 31, 2020	$11.7

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2020 may decrease by $3.1 million to $5.6 million in the next twelve months, as a result of lapses in statutes of limitations and settlements and $2.3 million to $2.9 million of which, if recognized, would affect the effective tax rate.

In February 2018, the United States Internal Revenue Service concluded an audit of the Company’s 2016 and 2015 tax years.  There were no material adjustments as a result of the audit. The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., France, Germany, Italy and Canada. The statute of limitations in the U.S. is subject to tax examination for 2017 and later; France, Germany, Italy and Canada are subject to tax examination for 2016 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state, local or international jurisdictions for tax years before 2013.

The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

(10) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019

	(in millions)
Commissions and sales incentives payable	$44.6	$43.7
Product liability	22.1	22.2
Other	62.8	58.7
Income taxes payable	7.9	8.8
	$137.4	$133.4

(11) Financing Arrangements

The Company’s debt consists of the following:

	December 31,
	2020	2019

	(in millions)
Line of Credit due February 2022	$200.0	—
5.05% notes due June 2020	—	75.0
Term Loan due February 2021	—	225.0
Line of Credit due February 2021	—	10.0
Total debt outstanding	200.0	310.0
Less debt issuance costs (deduction from debt liability)	(1.8)	(0.8)
Less current maturities	—	(105.0)
Total long-term debt	$198.2	$204.2

Principal payments during each of the next two years are due as follows (in millions): 2021—$0; and 2022—$200.0.

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

On April 24, 2020, the Company entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") among the Company, certain subsidiaries of the Company who become borrowers thereunder, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The New Credit Agreement amends and restates the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. This senior unsecured revolving credit facility (the "Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2020, the Company had drawn down $200.0 million on this line of credit and had $16.2 million in letters of credit outstanding, which resulted in $583.8 million of unused and available credit under the Revolving Credit Facility. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. The interest rate as of December 31, 2020 on the Revolving Credit Facility was 2.5%. As of December 31, 2020, the Company was in compliance with all covenants related to the New Credit Agreement.

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

As a result of entering the New Credit Agreement, interest rate swaps as referred to in Note 16 of the Notes to the Consolidated Financial Statements were no longer effective in offsetting changes in the cash flow of the hedged item as the critical terms of the New Credit Agreement do not match to the hedged item. The Company subsequently began recognizing the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and continued to do so through the expiration date of the swaps, which was February 12, 2021. Also, the balance outstanding on the Company’s Revolving Credit Facility as of December 31, 2020 was below the notional amount of the interest rate swaps. Therefore, as of December 31, 2020, the balance of the previously effective portion of the fair value of the interest rate swaps recorded in other comprehensive income was reclassified into earnings within interest expense.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $16.2 million as of December 31, 2020 and $25.8 million as of December 31, 2019. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

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

(12) Earnings per Share and Stock Repurchase Program

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holder. As of December 31, 2020, the Company had reserved a total of 2,252,875 shares of Class A common stock for issuance under its stock-based compensation plans and 6,144,290 shares for conversion of Class B common stock to Class A common stock.

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share assumes the conversion of all dilutive securities.

Net income and the number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Year Ended December 31,
	2020			2019			2018
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(Amounts in millions, except per share information)
Basic EPS	$114.3	33.9	$3.37	$131.5	34.1	$3.86	$128.0	34.3	$3.73
Dilutive securities, principally common stock options	—	0.1	(0.01)	—	0.1	(0.01)	—	—	—
Diluted EPS	$114.3	34.0	$3.36	$131.5	34.2	$3.85	$128.0	34.3	$3.73

Since July 27, 2015, the Company’s Board of Directors has authorized two stock repurchase programs. The first program approved the repurchase of up to $100 million and the second repurchase program up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For both stock repurchase programs, the Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. The Company temporarily suspended the stock repurchase program for a portion of the second quarter of 2020 as a measure to conserve cash in response to the business impact of the COVID-19 pandemic. The repurchase program was reinstated effective June 29, 2020 pursuant to the terms of a new 10b5-1 plan entered into as of June 12, 2020. The $100 million stock repurchase program was completely expended by August 2019. As of December 31, 2020, there was approximately $113.4 million remaining authorized for share repurchases under the $150 million program.

The following table summarizes the cost and the number of shares of Class A common stock repurchased under the two repurchase programs for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased

	(amounts in millions, except share amount)
Stock repurchase programs:
$100 million	—	—	146,304	11.8
$150 million	331,531	28.9	81,316	7.7
Total	331,531	$28.9	227,620	$19.5

(13) Stock-Based Compensation

As of December 31, 2020, the Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”). At December 31, 2020, 1,083,096 shares of Class A common stock were authorized for future grants of new equity awards under this plan. The Company currently grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. The Company also previously granted shares of restricted stock to key employees. Stock awards to non-employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred stock awards typically vest over a three-year period at the rate of one-third per year. The restricted stock awards are outstanding upon grant whereas the deferred stock awards are outstanding upon vesting. The restricted stock awards and deferred stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted performance stock units in 2020, 2019, and 2018. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

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

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2020, 731,163 shares of Class A common stock were authorized for future grants under the Company’s Management Stock Purchase Plan.

2004 Stock Incentive Plan

The following is a summary of unvested restricted stock and deferred stock awards activity and related information:

	Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	196	$76.56	216	$71.28	217	$57.31
Granted	92	75.77	96	78.54	153	80.52
Vested	(100)	74.84	(102)	68.83	(126)	59.52
Cancelled/Forfeitures	(22)	75.73	(14)	56.97	(28)	66.24
Unvested at end of year	166	$77.97	196	$76.56	216	$71.28

The total fair value of shares vested during 2020, 2019 and 2018 was $8.1 million, $8.4 million and $10.2 million, respectively. At December 31, 2020, total unrecognized compensation cost related to unvested restricted stock and deferred stock awards was approximately $6.9 million with a total weighted average remaining term of 1.48 years. For 2020, 2019 and 2018, the Company recognized compensation costs of $7.7 million, $8.5 million and $7.6 million, respectively.

The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $20.3 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $121.70 as of December 31, 2020.

The following is a summary of unvested performance stock award activity and related information:

	Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	238	$73.84	249	$66.15	273	$58.23
Granted	94	70.65	88	77.58	96	81.51
Vested	(97)	60.45	(82)	55.27	(80)	58.96
Cancelled/Forfeitures	(27)	78.59	(17)	71.50	(40)	63.43
Unvested at end of year	208	$78.06	238	$73.84	249	$66.15

The total fair value of shares vested during 2020, 2019 and 2018 was $10.0 million, $6.3 million and $5.8 million, respectively. At December 31, 2020, total unrecognized compensation cost related to unvested performance stock awards was approximately $5.5 million with a total weighted average remaining term of 1.49 years. For 2020, 2019 and 2018, the Company recognized compensation costs of $4.3 million, $8.5 million and $5.2 million, respectively.

The aggregate intrinsic value of performance shares granted and outstanding approximated $25.3 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $121.70 as of December 31, 2020.

The following is a summary of stock option activity and related information:

	Year Ended December 31,
	2020			2019		2018
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Options	Price	Value	Options	Price	Options	Price

	(Options in thousands)
Outstanding at beginning of year	10	$53.65		49	$55.25	95	$54.91
Cancelled/Forfeitures	—	—		(1)	57.47	—	—
Exercised	(5)	55.03		(38)	55.63	(46)	54.55
Outstanding at end of year	5	$52.40	$69.30	10	$53.65	49	$55.25
Exercisable at end of year	5	$52.40	$69.30	10	$53.65	49	$55.25

For 2020, 2019 and 2018, the Company did not recognize any compensation costs for options. As of December 31, 2020, there was no unrecognized compensation cost related to unvested options. As of December 31, 2020, the aggregate intrinsic value of exercisable options was approximately $0.4 million, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $121.70 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2020, 2019 and 2018 was approximately $0.3 million, $1.3 million and $1.2 million, respectively.

The following table summarizes information about options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

	(Options in thousands)
$37.41-$54.76	3	2.29	$49.53	3	$49.53
$57.47–$57.47	2	3.58	57.47	2	57.47
	5	2.76	$52.40	5	$52.40

Management Stock Purchase Plan

Total unrecognized compensation cost related to unvested RSUs was approximately $0.8 million at December 31, 2020 with a total weighted average remaining term of 1.39 years. The Company recognized compensation cost of $0.7 million for 2020, $0.8 million for 2019, and $1.0 million in 2018. Dividends declared for RSUs, that are paid to individuals but remain unpaid and accrued at December 31, 2020 totaled approximately $0.1 million.

A summary of the Company’s RSU activity and related information is shown in the following table:

	Year Ended December 31,
	2020			2019		2018
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Purchase	Intrinsic		Purchase		Purchase
	RSUs	Price	Value	RSUs	Price	RSUs	Price

	(RSU’s in thousands)
Outstanding at beginning of year	110	$57.91		154	$45.02	174	$39.68
Granted	28	69.76		37	63.77	36	61.84
Settled	(40)	49.76		(79)	35.63	(46)	37.34
Cancelled/Forfeitures	(3)	65.69		(2)	56.25	(10)	48.82
Outstanding at end of year	95	$64.54	$57.16	$110	$57.91	154	$45.02
Vested at end of year	32	$61.89	$59.81	$35	$52.67	66	$38.17

As of December 31, 2020, the aggregate intrinsic values of outstanding and vested RSUs were approximately $5.4 million and $1.9 million, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $121.70 as of December 31, 2020, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2020, 2019 and 2018 was approximately

$2.3 million, $3.5 million and $1.8 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2020:

	RSUs Outstanding		RSUs Vested
		Weighted Average		Weighted Average
	Number	Purchase	Number	Purchase
Range of Purchase Prices	Outstanding	Price	Vested	Price

	(RSUs in thousands)
$35.41-$49.92	1	$40.69	1	$40.69
$61.84-$69.76	94	64.80	31	62.56
	95	$64.54	32	$61.89

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

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $22.36, $22.16 and $21.80 during 2020, 2019 and 2018, respectively.

At December 31, 2020, the Company had total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $13.2 million and a total weighted average remaining term of 1.48 years. For 2020, 2019 and 2018, the Company recognized compensation costs related to stock-based programs of $12.7 million, $17.8 million, and $13.8 million, respectively. For 2020, 2019 and 2018, stock compensation expense of $0.9 million was recorded in cost of goods sold and $11.8 million, $16.9 million and $12.9 million, respectively, was recorded in selling, general and administrative expenses. For 2020, 2019 and 2018, the Company recorded $2.1 million, $3.1 million and $2.8 million, respectively, of tax benefit for its other stock-based plans. For 2020, 2019 and 2018, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.30, $0.42 and $0.32, respectively.

(14) Employee Benefit Plans

The Company’s domestic employees are eligible to participate in the Company’s 401(k) savings plan. Since January 1, 2012, the Company has provided a base contribution of 2% of an employee’s salary, regardless of whether the employee participates in the plan. Further, the Company matches the contribution of up to 100% of the first 4% of an employee’s contribution. The Company’s match contributions for the years ended December 31, 2020, 2019 and 2018, were $6.7 million, $6.8 million and $6.1 million, respectively. Charges for Europe pension plans approximated $3.4 million, $3.6 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

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

As of December 31, 2020, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $6.2 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual developments to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

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

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory, to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period.  The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because:  (i) the RI/FS for the first portion of the Site has not been completed, and the RI/FS process for the remainder of the Site has not yet been initiated, to determine what remediation plans will be implemented and the costs of such plans; (ii) the total amount of material sent to the Site, and the total number of potentially responsible parties who may or may not agree to fund or perform any remediation, have not been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA is uncertain.

Asbestos Litigation

The Company is defending approximately 400 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

Other Litigation

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against the Company.

(16) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payable approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s variable rate debt under the Revolving Credit Facility approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at December 31, 2020 and December 31, 2019:

	Fair Value Measurement at December 31, 2020 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Total assets	$2.5	$2.5	$—	$—
Liabilities
Interest rate swaps(3)	$0.6	$—	$0.6	$—
Plan liability for deferred compensation(2)	$2.5	$2.5	$	$—
Designated foreign currency hedges (3)	$0.1	$—	$0.1	$—
Contingent consideration(4)	$3.2	$—	$—	$3.2
Total liabilities	$6.4	$2.5	$0.7	$3.2

	Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swaps (1)	$1.2	$—	$1.2	$—
Total assets	$3.7	$2.5	$1.2	$—
Liabilities
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Designated foreign currency hedge(3)	$0.2	$—	$0.2	$—
Total liabilities	$2.7	$2.5	$0.2	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(4)	Included on the Company’s consolidated balance sheet in other noncurrent liabilities and relates to contingent consideration as part of the acquisition of Australian Valve Group Pty Ltd (“AVG”).

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2019 to

December 31, 2020.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	December 31,
	2019	Settlements	Purchases	adjustments	income	2020

	(in millions)
Contingent consideration	$—	—	$2.8	—	$0.4	$3.2

In connection with the immaterial acquisition of AVG completed during the third quarter of 2020, a contingent liability of $2.8 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero; while complete achievement would increase the liability to a maximum contingent consideration of $4.7 million. The liability as of December 31, 2020 was $3.2 million.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Prior Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, and a Revolving Commitment (“Revolver”) of $500 million. For each facility, the Company could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company received the three-month USD-LIBOR subject to a 0% floor, and paid a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps were expected to mature on the same date as the Prior Credit Agreement on February 12, 2021, and were designated as cash flow hedges. On April 24, 2020, the Company entered into a New Credit Agreement. The New Credit Agreement amends and restates the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. As part of the New Credit Agreement, the LIBOR rate is subject to a 1% floor as opposed to a 0% floor in the Prior Credit Agreement. The change in the LIBOR floor in the New Credit Agreement caused the interest rate swaps to no longer be considered highly effective in offsetting changes in the cash flow of the hedged item, as critical terms of the New Credit Agreement no longer match the hedged item. As a result, the cash flow hedges no longer qualified for hedge accounting as of the date of execution of the New Credit Agreement. The Company subsequently began recognizing the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and continued to do so through the expiration date of the swaps, which was February 12, 2021. The balance outstanding on the Company’s Revolving Credit Facility as of December 31, 2020 was below the notional amount of the interest rate swaps. Therefore, the balance of the previously effective portion of the fair value of the interest rate swaps recorded in other comprehensive income of $1.5 million was reclassified into earnings within interest expense as of December 31, 2020. For the year ended December 31, 2019, a loss of $3.9 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swaps that qualified as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of December 31, 2020, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge are reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of December 31, 2020 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $14.3 million and $5.0 million, respectively. The combined fair value of the Company’s designated foreign currency hedge contracts outstanding as of December 31, 2020 was a liability balance of $0.1 million. As of December 31, 2020, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months for both programs is a loss of $0.1 million.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Net sales
Americas	$1,025.7	$1,084.1	$1,032.1
Europe	424.9	451.0	467.0
APMEA	58.0	65.4	65.8
Consolidated net sales	$1,508.6	$1,600.5	$1,564.9
Operating income
Americas	$166.3	$187.4	$171.1
Europe	50.2	49.9	49.8
APMEA	3.5	6.9	7.2
Subtotal reportable segments	220.0	244.2	228.1
Corporate(*)	(38.9)	(47.1)	(39.7)
Consolidated operating income	181.1	197.1	188.4
Interest income	(0.2)	(0.4)	(0.8)
Interest expense	13.3	14.1	16.3
Other expense (income), net	1.0	(0.5)	(1.7)
Income before income taxes	$167.0	$183.9	$174.6
Capital expenditures
Americas	$31.2	$18.3	$21.5
Europe	11.4	10.3	12.7
APMEA	1.2	0.6	1.7
Consolidated capital expenditures	$43.8	$29.2	$35.9
Depreciation and amortization
Americas	$29.7	$29.3	$29.1
Europe	14.3	14.6	16.7
APMEA	2.5	2.7	2.7
Consolidated depreciation and amortization	$46.5	$46.6	$48.5
Identifiable assets (at end of year)
Americas	$1,075.1	$1,102.9	$1,028.1
Europe	537.2	515.2	510.2
APMEA	125.9	105.0	115.4
Consolidated identifiable assets	$1,738.2	$1,723.1	$1,653.7
Property, plant and equipment, net (at end of year)
Americas	$122.9	$116.7	$115.0
Europe	83.8	77.5	80.0
APMEA	5.6	5.8	6.9
Consolidated property, plant and equipment, net	$212.3	$200.0	$201.9

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	December 31,
	2020	2019	2018

	(in millions)
U.S. net sales	$956.5	$1,014.0	$964.2
U.S. property, plant and equipment, net (at end of year)	$118.9	$112.6	$111.0

The following includes intersegment sales for Americas, Europe and APMEA:

	December 31,

	2020	2019	2018

	(in millions)
Intersegment Sales
Americas	$8.7	$12.1	$12.7
Europe	18.9	15.2	14.2
APMEA	71.4	67.7	88.4
Intersegment sales	$99.0	$95.0	$115.3

(18) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2019	$(131.3)	$0.5	$(130.8)
Change in period	(16.5)	(0.9)	(17.4)
Balance March 29, 2020	$(147.8)	$(0.4)	$(148.2)
Change in period	10.0	(0.3)	9.7
Balance June 28, 2020	$(137.8)	$(0.7)	$(138.5)
Change in period	14.3	0.1	14.4
Balance September 27, 2020	$(123.5)	$(0.6)	$(124.1)
Change in period	23.6	0.5	24.1
Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)

Balance December 31, 2018	$(126.3)	$5.2	$(121.1)
Change in period	(4.6)	(1.3)	(5.9)
Balance March 31, 2019	$(130.9)	$3.9	$(127.0)
Change in period	3.5	(2.4)	1.1
Balance June 30, 2019	$(127.4)	$1.5	$(125.9)
Change in period	(15.8)	(0.5)	(16.3)
Balance September 29, 2019	$(143.2)	$1.0	$(142.2)
Change in period	11.9	(0.5)	11.4
Balance December 31, 2019	$(131.3)	$0.5	$(130.8)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 16 for further details.

(19) Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in millions, except per share information)
Year ended December 31, 2020
Net sales	$382.6	$338.7	$383.9	$403.4
Gross profit	162.8	134.9	158.5	169.2
Net income	32.0	20.2	32.9	29.2
Per common share:
Basic
Net income	0.94	0.60	0.97	0.86
Diluted
Net income	0.94	0.59	0.97	0.86
Dividends declared per common share	0.23	0.23	0.23	0.23
Year ended December 31, 2019
Net sales	$388.7	$416.8	$394.7	$400.3
Gross profit	164.2	174.6	168.6	170.1
Net income	31.0	36.4	32.3	31.8
Per common share:
Basic
Net income	0.91	1.06	0.95	0.94
Diluted
Net income	0.91	1.06	0.94	0.93
Dividends declared per common share	0.21	0.23	0.23	0.23

Note: Four quarters may not sum to full year due to rounding.

(20) Subsequent Events

On February 8, 2021, the Company declared a quarterly dividend of twenty-three cents ($0.23) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2021 to stockholders of record on March 1, 2021.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At	Additions	Foreign		Balance At
	Beginning of	Charged To	Exchange/Acquisitions		End of
	Period	Expense	Impact	Deductions	Period
Year Ended December 31, 2018
Accounts Receivable Reserve Allowances	$14.3	$3.3	(0.2)	(2.4)	$15.0
Reserve for excess and obsolete inventories	$25.4	$7.7	(0.7)	(8.0)	$24.4
Year Ended December 31, 2019
Accounts Receivable Reserve Allowances	$15.0	$2.2	—	(2.9)	$14.3
Reserve for excess and obsolete inventories	$24.4	$6.6	(0.1)	(5.9)	$25.0
Year Ended December 31, 2020
Accounts Receivable Reserve Allowances	$14.3	$1.1	0.9	(5.2)	$11.1
Reserve for excess and obsolete inventories	$25.0	$13.3	1.4	(6.3)	$33.4

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001- 11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001-11499).
4†	Description of the Registrant’s Class A Common Stock.
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

10.7	Registration Rights Agreement dated July 25, 1986. Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
10.8*†	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant.
10.9*	Watts Water Technologies, Inc. Executive Officer Incentive Bonus Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2019 (File No. 001-11499).
10.10*	Non-Employee Director Compensation Arrangements. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11499).
10.11*

Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of November 4, 2019. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001 11499).

10.12*	Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-11499).
10.13*

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
10.15*

Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11499).

10.16*

Form of 2018 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 (File No. 001-11499).

10.17*

Form of 2019 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11499)

10.18*

Form of 2020 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 001-11499)

10.19*

Form of 2014 Non-Qualified Stock Option Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 29, 2014 (File No. 001- 11499).

10.20*

Watts Water Technologies, Inc. Executive Severance Plan, as amended and restated as of February 8, 2018. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499).

10.21

Credit Agreement, dated as of February 12, 2016, among the Registrant, certain subsidiaries of the Registrant as Borrowers, JPMorgan Chase Bank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2016 (File No. 001-11499).

10.22

Guaranty, dated as of February 12, 2016, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2016 (File No. 001-11499).

10.23

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

10.24

Amended and Restated Guaranty, dated as of April 24, 2020, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2020 (File No. 001 11499).

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

21†	Subsidiaries
23†	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

†Filed herewith.

††Furnished herewith.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2020, 2019 and 2018, (iii) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and President

DATED: February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR.	Chief Executive Officer, President and Director	February 18, 2021
Robert J. Pagano, Jr.	(Principal Executive Officer)

/s/ SHASHANK PATEL	Chief Financial Officer	February 18, 2021
Shashank Patel	(Principal Financial Officer)

/s/ VIRGINIA A. HALLORAN	Chief Accounting Officer	February 18, 2021
Virginia A. Halloran	(Principal Accounting Officer)

/s/ CHRISTOPHER L. CONWAY	Director	February 13, 2021
Christopher L. Conway

/s/ MICHAEL J. DUBOSE	Director	February 10, 2021
Michael J. Dubose

/s/ DAVID A. DUNBAR	Director	February 14, 2021
David A. Dunbar

/s/ LOUISE K. GOESER	Director	February 11, 2021
Louise K. Goeser

/s/ JES MUNK HANSEN	Director	February 12, 2021
Jes Munk Hansen

/s/ W. CRAIG KISSEL	Chairperson of the Board and Director	February 10, 2021
W. Craig Kissel

/s/ JOSEPH T. NOONAN	Director	February 10, 2021
Joseph T. Noonan

/s/ MERILEE RAINES	Director	February 15, 2021
Merilee Raines

/s/ JOSEPH W. REITMEIER	Director	February 11, 2021
Joseph W. Reitmeier