Form 10-Q
period 2021-03-28
WATTS WATER TECHNOLOGIES INC
filed 2021-05-05
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2021
Class A Common Stock, $0.10 par value	27,547,434

Class B Common Stock, $0.10 par value	6,124,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 28,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225.4	$218.9
Trade accounts receivable, less reserve allowances of $11.9 million at March 28, 2021 and $11.1 million at December 31, 2020	238.6	197.6
Raw materials	92.5	79.6
Work in process	17.1	16.1
Finished goods	169.4	167.9
Total Inventories	279.0	263.6
Prepaid expenses and other current assets	31.6	29.4
Total Current Assets	774.6	709.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	602.1	608.6
Accumulated depreciation	(396.3)	(396.3)
Property, plant and equipment, net	205.8	212.3
OTHER ASSETS:
Goodwill	597.3	602.4
Intangible assets, net	137.0	141.8
Deferred income taxes	4.4	4.4
Other, net	65.3	67.8
TOTAL ASSETS	$1,784.4	$1,738.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141.5	$110.1
Accrued expenses and other liabilities	145.5	137.4
Accrued compensation and benefits	58.2	65.3
Total Current Liabilities	345.2	312.8
LONG-TERM DEBT	198.6	198.2
DEFERRED INCOME TAXES	54.3	51.1
OTHER NONCURRENT LIABILITIES	105.1	106.3
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,585,082 shares at March 28, 2021 and 27,478,512 shares at December 31, 2020	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,124,290 shares at March 28, 2021 and 6,144,290 shares at December 31, 2020	0.6	0.6
Additional paid-in capital	611.0	606.3
Retained earnings	581.0	560.1
Accumulated other comprehensive loss	(114.2)	(100.0)
Total Stockholders’ Equity	1,081.2	1,069.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,784.4	$1,738.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 28,	March 29,
	2021	2020
Net sales	$413.3	$382.6
Cost of goods sold	239.6	219.8
GROSS PROFIT	173.7	162.8
Selling, general and administrative expenses	113.8	115.0
Restructuring	0.3	—
OPERATING INCOME	59.6	47.8
Other (income) expense:
Interest income	—	(0.1)
Interest expense	2.0	3.0
Other expense (income), net	(0.3)	0.3
Total other expense	1.7	3.2
INCOME BEFORE INCOME TAXES	57.9	44.6
Provision for income taxes	16.2	12.6
NET INCOME	$41.7	$32.0
Basic EPS
NET INCOME PER SHARE	$1.23	$0.94
Weighted average number of shares	33.8	34.0
Diluted EPS
NET INCOME PER SHARE	$1.23	$0.94
Weighted average number of shares	33.9	34.1
Dividends declared per share	$0.23	$0.23

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 28,	March 29,
	2021	2020
Net income	$41.7	$32.0
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(14.1)	(16.5)
Cash flow hedges	(0.1)	(0.9)
Other comprehensive loss	(14.2)	(17.4)
Comprehensive income	$27.5	$14.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the first quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
March 28, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	41.7	—	41.7
Other comprehensive loss	—	—	—	—	—	—	(14.2)	(14.2)
Comprehensive income								27.5
Shares of Class B common stock converted to Class A common stock	20,000	—	(20,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2.9	—	—	2.9
Stock repurchase	(31,153)	—	—	—	—	(3.8)	—	(3.8)
Net change in restricted and performance stock units	117,723	—	—	—	1.8	(9.2)	—	(7.4)
Common stock dividends	—	—	—	—	—	(7.8)	—	(7.8)
Balance at March 28, 2021	27,585,082	$2.8	6,124,290	$0.6	$611.0	$581.0	$(114.2)	$1,081.2

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the first quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
March 29, 2020)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	$978.0
Net income	—	—	—	—	—	32.0	—	32.0
Other comprehensive loss	—	—	—	—	—	—	(17.4)	(17.4)
Comprehensive income								14.6
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3.6	—	—	3.6
Stock repurchase	(174,707)	—	—	—	—	(14.7)	—	(14.7)
Net change in restricted and performance stock units	83,048	—	—	—	2.0	(7.7)	—	(5.7)
Common stock dividends	—	—	—	—	—	(8.0)	—	(8.0)
Balance at March 29, 2020	27,544,757	$2.8	6,229,290	$0.6	$597.1	$515.5	$(148.2)	967.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 28,	March 29,
	2021	2020
OPERATING ACTIVITIES
Net income	$41.7	$32.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8.0	7.6
Amortization of intangibles	3.8	3.8
Loss on disposal and impairment of property, plant and equipment and other	0.6	—
Stock-based compensation	2.9	3.6
Deferred income tax	4.3	3.9
Changes in operating assets and liabilities:
Accounts receivable	(44.0)	(20.6)
Inventories	(18.8)	(12.7)
Prepaid expenses and other assets	(4.6)	(4.6)
Accounts payable, accrued expenses and other liabilities	40.0	(13.9)
Net cash provided by (used in) operating activities	33.9	(0.9)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4.9)	(8.9)
Proceeds from the sale of property, plant and equipment	2.9	1.4
Net cash used in investing activities	(2.0)	(7.5)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	20.0	70.0
Payments of long-term debt	(20.0)	—
Payments for withholding taxes on vested awards	(9.2)	(7.7)
Payments for finance leases and other	(0.4)	(0.5)
Payments to repurchase common stock	(3.8)	(14.7)
Dividends	(7.8)	(8.0)
Net cash (used in) provided by financing activities	(21.2)	39.1
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(5.0)
INCREASE IN CASH AND CASH EQUIVALENTS	6.5	25.7
Cash and cash equivalents at beginning of year	218.9	219.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225.4	$245.4
NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$0.5	$0.7
CASH PAID FOR:
Interest	$2.3	$2.5
Income taxes	$5.0	$5.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the Company) Consolidated Balance Sheet as of March 28, 2021, the Consolidated Statements of Operations for the first quarters ended March 28, 2021 and March 29, 2020, the Consolidated Statements of Comprehensive Income for the first quarters ended March 28, 2021 and March 29, 2020, the Consolidated Statements of Stockholders’ Equity for the first quarters ended March 28, 2021 and March 29, 2020, and the Consolidated Statements of Cash Flows for the first quarters ended March 28, 2021 and March 29, 2020.

The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021, and may be further impacted by the effects of the Coronavirus Disease 2019 (“COVID-19”) global pandemic.

The Company operates on a 52-week fiscal year ending on December 31, with each quarter, except the fourth quarter, ending on a Sunday.  Any quarterly data contained in this Quarterly Report on Form 10-Q generally reflect the results of operations for a 13-week period.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The COVID-19 pandemic has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. We are not aware of any specific event or circumstance that would require updates to the Company’s estimates or judgments or require the Company to revise the carrying value of the Company’s assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates.

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the first quarter ended March 28, 2021 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The effective date for adoption of this ASU is the calendar year beginning January 1, 2021 with early adoption permitted. The Company adopted this standard in the first quarter of 2021, and it did not have a material impact on the Company’s financial statements.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $15.4 million and $14.0 million for the first quarters of 2021 and 2020, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $10.9 million and $11.5 million for the first quarters of 2021 and 2020, respectively.

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products, which are comprised of the following principal product lines:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection products.
●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications.
●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the first quarter ended March 28, 2021
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$157.4	$80.9	$16.6	$254.9
OEM	20.4	41.1	1.0	62.5
Specialty	74.2	—	—	74.2
DIY	20.8	0.9	—	21.7
Total	$272.8	$122.9	$17.6	$413.3

	For the first quarter ended March 28, 2021
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$162.3	$47.2	$14.7	$224.2
HVAC and Gas Products	65.9	54.2	2.3	122.4
Drainage and Water Re-use Products	18.6	20.3	0.4	39.3
Water Quality Products	26.0	1.2	0.2	27.4
Total	$272.8	$122.9	$17.6	$413.3

	For the first quarter ended March 29, 2020
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$147.4	$75.1	$9.3	$231.8
OEM	19.5	34.5	0.2	54.2
Specialty	78.4	—	0.5	78.9
DIY	17.1	0.6	—	17.7
Total	$262.4	$110.2	$10.0	$382.6

	For the first quarter ended March 29, 2020
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$148.7	$41.0	$8.0	$197.7
HVAC and Gas Products	67.6	44.4	1.6	113.6
Drainage and Water Re-use Products	18.5	23.9	0.3	42.7
Water Quality Products	27.6	0.9	0.1	28.6
Total	$262.4	$110.2	$10.0	$382.6

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

The Company generally provides an assurance warranty that its products will substantially conform to the published specification. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately sell extended warranty and service policies to its customers. The Company considers these extended warranties and service policies to be separate performance obligations. These policies typically are for periods ranging from one to three years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies is not material to the consolidated financial statements.

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2021	$—	$13.5	$2.5
Change in period	—	1.0	(0.2)
Balance - March 28, 2021	$—	$14.5	$2.3

Balance - January 1, 2020	$0.4	$11.5	$2.9
Change in period	(0.1)	0.2	(0.1)
Balance - March 29, 2020	$0.3	$11.7	$2.8

The amount of revenue recognized that was included in the opening contract liability balance was $3.7 million and $2.3 million for the first quarters ended March 28, 2021 and March 29, 2020, respectively. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to contract assets for the first quarters ended March 28, 2021 and March 29, 2020.

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	March 28, 2021
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	March 28,	January 1,	Loss During	March 28,	March 28,
	2021	Period	and Other	2021	2021	the Period	2021	2021

	(in millions)
Americas	$482.5	—	$0.1	$482.6	$(24.5)	—	$(24.5)	$458.1
Europe	252.1	—	(4.6)	247.5	(129.7)	—	(129.7)	117.8
APMEA	34.9	—	(0.6)	34.3	(12.9)	—	(12.9)	21.4
Total	$769.5	—	$(5.1)	$764.4	$(167.1)	—	$(167.1)	$597.3

	December 31, 2020
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2020	Period	and Other	2020	2020	the Period	2020	2020

	(in millions)
Americas	$476.8	$5.5	$0.2	$482.5	$(24.5)	$—	$(24.5)	$458.0
Europe	241.4	—	10.7	252.1	(129.7)	—	(129.7)	122.4
APMEA	30.0	3.9	1.0	34.9	(12.9)	—	(12.9)	22.0
Total	$748.2	$9.4	$11.9	$769.5	$(167.1)	$—	$(167.1)	$602.4

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year. At the most recent annual impairment test which occurred in the fourth quarter of 2020, the Company performed qualitative fair value assessments, including an evaluation of certain key assumptions for all seven of its reporting units. The Company concluded that the fair value of all seven reporting units exceed its carrying value at that time.

Intangible assets include the following:

	March 28, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.1	$(16.0)	$0.1	$16.1	$(16.0)	$0.1
Customer relationships	235.9	(168.0)	67.9	236.2	(165.8)	70.4
Technology	58.0	(37.5)	20.5	58.0	(36.4)	21.6
Trade names	26.9	(15.6)	11.3	27.0	(15.1)	11.9
Other	4.3	(3.7)	0.6	4.3	(3.7)	0.6
Total amortizable intangibles	341.2	(240.8)	100.4	341.6	(237.0)	104.6
Indefinite-lived intangible assets	36.6	—	36.6	37.2	—	37.2
	$377.8	$(240.8)	$137.0	$378.8	$(237.0)	$141.8

Aggregate amortization expense for amortized intangible assets for the first quarters ended March 28, 2021 and March 29, 2020 was $3.8 million.

5. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s borrowings under the Amended and Restated Credit Agreement entered into on April 24, 2020 (the “Amended Credit Agreement”) approximate their carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at March 28, 2021 and December 31, 2020:

	Fair Value Measurement at March 28, 2021 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Total assets	$2.5	$2.5	$—	$—
Liabilities
Plan liability for deferred compensation(2)	$2.5	$2.5	$	$—
Designated foreign currency hedges (3)	$0.3	$—	$0.3	$—
Contingent consideration(4)	$3.1	$—	$—	$3.1
Total liabilities	$5.9	$2.5	$0.3	$3.1

	Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Total assets	$2.5	$2.5	$—	$—
Liabilities
Interest rate swaps(3)	$0.6	—	0.6	—
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Designated foreign currency hedge(3)	$0.1	$—	$0.1	$—
Contingent consideration(4)	$3.2	$—	$—	$3.2
Total liabilities	$6.4	$2.5	$0.7	$3.2
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(4)Included on the Company’s consolidated balance sheet in other noncurrent liabilities and relates to contingent consideration as part of the acquisition of Australian Valve Group Pty Ltd (“AVG”).

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2020 to March 28, 2021.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	March 28,
	2020	Settlements	Purchases	adjustments	income	2021

	(in millions)
Contingent consideration	$3.2	—	$—	—	$(0.1)	$3.1

In connection with the immaterial acquisition of AVG completed during the third quarter of 2020, a contingent liability of $2.8 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of $4.4 million. The liability as of the first quarter ended March 28, 2021 was $3.1 million.

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

Interest Rate Swaps

On February 12, 2016, the Company entered into a Credit Agreement (the “Prior Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, and a Revolving Commitment (“Revolver”) of $500 million. For each facility, the Company could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company received the three-month USD-LIBOR subject to a 0% floor, and paid a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps were expected to mature on the same date as the Prior Credit Agreement on February 12, 2021, and were designated as cash flow hedges. On April 24, 2020, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. As part of the Amended Credit Agreement, the LIBOR rate was subject to a 1% floor as opposed to a 0% floor in the Prior Credit Agreement. The change in the LIBOR floor in the Amended Credit Agreement caused the interest rate swaps to no longer be considered highly effective in offsetting changes in the cash flow of the hedged item, as critical terms of the Amended Credit Agreement no longer matched the hedged item. As a result, the cash flow hedges no longer qualified for hedge accounting as of the date of execution of the Amended Credit Agreement. The Company subsequently began recognizing the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and continued to do so through the expiration date of the swaps, which occurred on February 12, 2021. For the first quarter ended March 28, 2021 an immaterial amount was recorded into interest expense related to the change in mark-to-market fair value adjustments.

On March 30, 2021, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement amends the Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. The senior unsecured revolving credit facility under the Second Amended Credit Agreement (the "New Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. Borrowings outstanding under the New Revolving Credit Facility will bear interest at a fluctuating rate per annum as further detailed in Note 10.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company receives the one-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.02975% on a notional amount of $100.0 million. The swaps mature on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge approximately 80% to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of March 28, 2021, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging . The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of March 28, 2021 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $15.5 million and $1.8 million, respectively. The fair value of the Company’s designated foreign hedge contracts outstanding as of March 28, 2021 was a liability of $0.3 million. As of March 28, 2021, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a loss of $0.1 million.

6. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 28, 2021			For the First Quarter Ended March 29, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$41.7	33.8	$1.23	$32.0	34.0	$0.94
Effect of dilutive securities:
Common stock equivalents		0.1	—		0.1	—
Diluted EPS:
Net income	$41.7	33.9	$1.23	$32.0	34.1	$0.94

There were no options to purchase Class A common stock outstanding during the first quarters ended March 28, 2021 or March 29, 2020 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of March 28, 2021, there was $109.6 million remaining authorized for share repurchases under the $150 million program.

The following tables summarize the cost and the number of shares of Class A common stock repurchased under the repurchase program during the first quarters ended March 28, 2021 and March 29, 2020:

	For the First Quarter Ended		For the First Quarter Ended
	March 28, 2021		March 29, 2020
	Number of shares	Cost of shares	Number of shares	Cost of shares
	repurchased	repurchased	repurchased	repurchased

	(Amounts in millions, except share amount)
Stock repurchase programs:
$150 million	31,153	$3.8	174,707	$14.7
Total stock repurchased during the period:	31,153	$3.8	174,707	$14.7

7. Stock-Based Compensation

The Company issued 51,819 and 80,052 shares of restricted stock and deferred stock awards during the first quarters of 2021 and 2020, respectively. The Company grants shares of deferred stock awards to key employees and restricted stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to employees typically vest over a three-year period and awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units vest in their entirety at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, which may be adjusted with changes to the related expense recorded in the period of adjustment. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 46,774 and 73,106 performance stock units during the first quarters of 2021 and 2020, respectively.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 24,690 and 27,495 of restricted stock units (“RSUs”) during the first quarters of 2021 and 2020, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant.

The fair value of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2021	2020
Expected life (years)	3.0	3.0
Expected stock price volatility	32.7%	24.6%
Expected dividend yield	0.75%	1.1%
Risk-free interest rate	0.3%	0.6%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield.

The above assumptions were used to determine the weighted average grant-date fair value of the discount on RSUs granted in 2021 and 2020 of $37.12 and $22.36, respectively.

A more detailed description of each of these plans can be found in Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

8. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of its products. The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. See Note 3 for further detail on the product lines sold into by region. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 above and in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	First Quarter Ended
	March 28,	March 29,
	2021	2020

	(in millions)
Net sales
Americas	$272.8	$262.4
Europe	122.9	110.2
APMEA	17.6	10.0
Consolidated net sales	$413.3	$382.6
Operating income (loss)
Americas	$48.5	$43.4
Europe	19.5	13.7
APMEA	2.3	(0.1)
Subtotal reportable segments	70.3	57.0
Corporate(*)	(10.7)	(9.2)
Consolidated operating income	59.6	47.8
Interest income	—	(0.1)
Interest expense	2.0	3.0
Other expense (income), net	(0.3)	0.3
Income before income taxes	$57.9	$44.6
Capital expenditures
Americas	$2.5	$6.6
Europe	2.4	2.2
APMEA	—	0.1
Consolidated capital expenditures	$4.9	$8.9
Depreciation and amortization
Americas	$7.7	$7.4
Europe	3.3	3.4
APMEA	0.8	0.6
Consolidated depreciation and amortization	$11.8	$11.4
Identifiable assets (at end of period)
Americas	$1,105.0	$1,155.4
Europe	549.4	519.6
APMEA	130.0	92.4
Consolidated identifiable assets	$1,784.4	$1,767.4
Property, plant and equipment, net (at end of period)
Americas	$120.3	$121.0
Europe	80.4	75.4
APMEA	5.1	5.4
Consolidated property, plant and equipment, net	$205.8	$201.8

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2020 consolidated financial statements included in its Annual Report on Form 10-K.

The U.S. property, plant and equipment of the Company’s Americas segment was $116.2 million and $117.2 million at March 28, 2021 and March 29, 2020, respectively.

The following includes U.S. net sales of the Company’s Americas segment (in millions):

	First Quarter Ended
	March 28,	March 29,
	2021	2020

U.S. net sales	$254.4	$246.7

The following includes intersegment sales for Americas, Europe and APMEA (in millions):

	First Quarter Ended
	March 28,	March 29,
	2021	2020

Intersegment Sales
Americas	$2.5	$2.4
Europe	7.6	4.1
APMEA	26.3	13.6
Intersegment sales	$36.4	$20.1

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)
Change in period	(14.1)	(0.1)	(14.2)
Balance March 28, 2021	$(114.0)	$(0.2)	$(114.2)

Balance December 31, 2019	$(131.3)	$0.5	$(130.8)
Change in period	(16.5)	(0.9)	(17.4)
Balance March 29, 2020	$(147.8)	$(0.4)	$(148.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 5 for further details.

10. Debt

In February 2016, the Company entered into the Prior Credit Agreement. The Prior Credit Agreement provided for a $500 million, five-year, senior unsecured revolving credit facility (the “Prior Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Prior Credit Agreement also provided for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to the Company in a single draw, of which the entire $300 million had been drawn in February 2016.

On April 24, 2020, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement amended and restated the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million and extending the maturity by one additional year to February 2022. The senior unsecured revolving credit facility (the "Revolving Credit Facility") also included sublimits of $100 million for letters of credit and $15 million for swing line loans. As of March 28, 2021, the Company had drawn down $200.0 million on this line of credit and had $13.9 million in letters of credit outstanding, which resulted in $586.1 million of unused and available credit under the Revolving Credit Facility. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. The interest rate as of March 28, 2021 on the Revolving Credit Facility was 2.5%. As of March 28, 2021, the Company was in compliance with all covenants related to the Amended Credit Agreement.

In addition to paying interest under the Amended Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees.

On March 30, 2021, at the beginning of the second quarter of 2021, the Company entered into the Second Amended Credit Agreement. The Second Amended Credit Agreement amends the Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. The Company’s Netherlands subsidiary, WWT International Holding B.V., has been added as a borrower under the Second Amended Credit Agreement in the place of Watts EMEA Holding B.V., which had been a borrower under the Amended Credit Agreement. Among other changes, the Second Amended Credit Agreement also increases the Company’s maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusts certain fees to reflect market conditions and reduces the 1.00% floor on the adjusted LIBOR rate to 0.00%.

The senior unsecured revolving credit facility under the Second Amended Credit Agreement (the “New Revolving Credit Facility”) also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. Borrowings outstanding under the New Revolving Credit Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. The terms of the Prior Credit Agreement and the Amended Credit Agreement are further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2020.

In addition to paying interest under the Second Amended Credit Agreement, the Company is also required to pay certain fees in connection with the New Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees.

The Second Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Second Amended Credit Agreement. The Company may repay loans outstanding under the Second Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Second Amended Credit Agreement.

Both the Amended Credit Agreement and the Second Amended Credit Agreement impose various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $13.9 million as of March 28, 2021. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

11. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at March 28, 2021 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 28, 2021, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $5.9 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. The Remedial Investigation report has been completed, and the draft Feasibility Study report is due to be submitted to U.S. Environmental Protection Agency (USEPA) near the end of May, 2021.  Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period.  The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because:  (i) the RI/FS for the first portion of the Site has not been completed, and the RI/FS process for the remainder of the Site has not yet been initiated, to determine what remediation plans will be implemented and the costs of such plans; (ii) the total amount of material sent to the Site, and the total number of potentially responsible parties who may or may not agree to fund or perform any remediation, have not been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA is uncertain.

Income Taxes

In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. As of March 28, 2021, the Company had gross unrecognized tax benefits of approximately $12.0 million. As a result of recent challenges from a non-U.S. income tax authority, it is reasonably possible that the unrecognized tax benefits associated with this matter could increase by $4.6 million in the next twelve months. The Company also estimates that it is reasonably possible that other matters included in unrecognized tax benefits at March 28, 2021 may decrease by $3.0 million to $4.0 million in the next twelve months as a result of lapse in statutes of limitations and potential settlements.

12. Subsequent Events

On May 3, 2021, the Company declared a quarterly dividend of twenty-six cents ($0.26) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2021 to stockholders of record on June 1, 2021.

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

We are a leading supplier of products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 140 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

● Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection products.

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

The Internet of Things has allowed companies to transform components into smart and connected devices.  Over the past several years we have been building our smart and connected foundation by expanding our internal capabilities and making strategic acquisitions. Our strategy is to deliver superior customer value through smart and connected products and solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We intend to introduce products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

COVID-19 Pandemic

The COVID-19 pandemic materially impacted our operating results in 2020. The impact was most pronounced during the second quarter of 2020 when the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. However, as the second half of 2020 progressed and government-imposed restrictions subsided, we noted market activity levels increasing with sales and profits improving sequentially from the second to fourth quarters. Profits improved in part from better volumes and in part from the cost actions we executed in response to the pandemic. Entering 2021, first quarter results continued that trend of improved top line growth and profit performance. However, there are still end markets we serve that may take time to recover and future regional COVID-19 outbreaks and lockdowns may occur that could further impact our operating results.

We remain diligent as a company to mitigate future outbreaks in our facilities by taking precautions to reduce the spread of COVID-19 while maintaining our production capabilities. We continue to focus on the health and safety of our employees, including ongoing social distancing guidelines and temperature monitoring, providing personal protective equipment, maintaining our COVID-19 website for employees, which includes the latest CDC and other government protocols, and continuing to promote work-from-home where practical.

Further, we believe the actions we have taken over the last several years to strengthen our portfolio and increase customer intimacy, along with aggressively paying down debt, have put us in a strong financial position. We maintain ample liquidity to work through these uncertain times, including the refinancing of our credit facility noted below, and we expect to continue to invest for the future. Our experienced management team is proactively managing this situation, and we are well positioned to continue to respond to challenges presented by the COVID-19 pandemic as they arise.

Our revenues improved in all three segments for the first quarter of 2021 as compared to the first quarter of 2020. Americas’ sales grew in part due to increased demand associated with severe freezing weather in the South-Central United States in the first quarter of 2021. APMEA sales were higher in the first quarter of 2021 relative to the first quarter of 2020 due to the early impact of COVID-19 in China during the first quarter of 2020. Europe’s growth was led by strength in our plumbing products. The exact timing and pace of the recovery remain uncertain. Future sales expansion or contraction is dependent on the duration and severity of the COVID-19 pandemic. Factors include the construction lending markets, investments and capital spending in building services construction markets, supply chain disruptions, additional governmental actions that may or may not be taken, and numerous other uncertainties, including the timing of the rollout of effective COVID-19 vaccines and reaching effective vaccine adoption rates.

Of particular concern is the impact that the recovering economy is having on our supply chain. As economies begin to recover from the pandemic, increased market demand is straining suppliers’ ability to fill orders. This has been compounded by further logistical issues with respect to container capacity on ships, port congestion and in-road trucking. Additional strain has stemmed from the increased demand following the South-Central severe weather freezing in the United States. Our most immediate concern has been the worldwide shortage of electronic components like semiconductors, but our supply chain is being challenged in other areas as well. We are also experiencing higher transportation costs, including expedited freight cost, as well as rising prices for commodities and other raw materials. While we were able to effectively manage these issues during the first quarter, we cannot predict how supply chain issues and related costs may impact our ability to service our customers and impact our profit margins, especially in the latter half of 2021.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the first quarter ended March 28, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales, supply chain, manufacturing and distribution or on economic conditions generally, including the effects on customer spending. The extent of the effects of the COVID-19 pandemic on the Company remains uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Overview

First quarter 2021 sales increased 8%, or $30.7 million, on a reported basis and 3.7%, or $14.1 million, on an organic basis, compared to the first quarter of 2020, primarily due to increased demand across all of our operating segments. This increase included additional sales attributable to the severe freezing weather in the South-Central United States estimated to be 3% of incremental sales in the first quarter of 2021. APMEA sales were higher in the first quarter of 2021 relative to the first quarter of 2020 as the APMEA region was negatively impacted by COVID-19 in the first quarter of 2020. The reported sales increase included the impact of foreign exchange of 3.4%, or $12.8 million, primarily driven by a stronger euro, and a net increase in acquired/divested sales of $3.8 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $59.6 million increased by $11.8 million, or 24.7%, in the first quarter of 2021 as compared to the first quarter of 2020. This increase was primarily driven by higher sales volume, price, productivity and cost actions, partially offset by inflation and investments.

Recent Developments

On May 3, 2021, we declared a quarterly dividend of twenty-six cents ($0.26) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2021 to stockholders of record on June 1, 2021.

On March 30, 2021, we entered into a Second Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement amends and restates the Amended Credit Agreement, extending the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Second Amended Credit Agreement also increases the Company’s maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusts certain fees to reflect market conditions and reduces the 1.00% floor on the adjusted LIBOR rate to 0.00%. The senior unsecured revolving credit facility under the Second Amended Credit Agreement (the " New Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans.

Results of Operations

First Quarter Ended March 28, 2021 Compared to First Quarter Ended March 29, 2020

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first quarters of 2021 and 2020 were as follows:

	First Quarter Ended		First Quarter Ended			% Change to
	March 28, 2021		March 29, 2020			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$272.8	66.0%	$262.4	68.6%	$10.4	2.7%
Europe	122.9	29.7	110.2	28.8	12.7	3.3
APMEA	17.6	4.3	10.0	2.6	7.6	2.0
Total	$413.3	100.0%	$382.6	100.0%	$30.7	8.0%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$8.1	$1.9	$4.1	$14.1	2.1%	0.5%	1.1%	3.7%	3.1%	1.7%	43.2%
Foreign exchange	1.0	10.8	1.0	12.8	0.3	2.8	0.3	3.4	0.4	9.8	10.0
Acquired/divested, net	1.3	—	2.5	3.8	0.3	—	0.6	0.9	0.5	—	22.8
Total	$10.4	$12.7	$7.6	$30.7	2.7%	3.3%	2.0%	8.0%	4.0%	11.5%	76.0%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$9.1	$1.0	$3.6	$(5.6)	$8.1	6.2%	5.1%	20.9%	(7.2)%
Europe	(1.3)	3.0	0.2	—	1.9	(1.7)	8.6	37.4	—
APMEA	4.0	0.1	—	—	4.1	43.6	56.9	—	—
Total	$11.8	$4.1	$3.8	$(5.6)	$14.1

Organic net sales in the Americas increased primarily due to higher volume and price in the majority of our channels, partially offset by a decline in our specialty channel. Our wholesale and DIY channels were positively impacted from the severe weather freeze in the South-Central United States, which was estimated to be 4% of incremental sales for the region in the first quarter of 2021. The decrease within our specialty channel primarily relates to our heating and hot water and water quality products.

Organic net sales in Europe increased primarily due to higher volume in our OEM channel with strength in our HVAC products. Our wholesale channel experienced continued softness in our drains products, which were partially offset by higher volumes in our plumbing products.

Organic net sales in APMEA increased primarily due to higher volumes as the prior year was negatively impacted by the COVID-19 pandemic. The current quarter volume increase is primarily related to higher commercial valves sales in China.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in the first quarter of 2021. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquired/divested relates to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the fourth quarter of 2020, partially offset by an immaterial divestiture in our APMEA segment during the third quarter of 2020.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2021 and 2020 were as follows:

	First Quarter Ended
	March 28, 2021	March 29, 2020

	(dollars in millions)
Gross profit	$173.7	$162.8
Gross margin	42.0%	42.6%

Gross profit increased primarily from higher sales volume, while gross margin declined primarily due to product mix, higher freight costs to expedite components and product, and general inflation which more than offset benefits from productivity initiatives and cost reduction actions implemented in response to the COVID-19 pandemic.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses decreased $1.2 million, or 1.0%, in the first quarter of 2021 compared to the first quarter of 2020. The decrease in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(5.7)	(5.0)%
Foreign exchange	3.0	2.6
Acquired/divested, net	1.5	1.4
Total	$(1.2)	(1.0)%

The organic decrease related to cost reduction actions taken in response to the COVID-19 pandemic of $5.9 million, restructuring savings of $3.8 million, decreased stock compensation expense of $0.8 million, and a decrease in SG&A of $2.4 million due to productivity initiatives. These decreases were partially offset by increased variable costs due to the higher sales volume of $1.3 million, an increase in compensation related accruals of $2.9 million, an increase in investments of $2.1 million, including new products, commercial excellence, and technology, as well as general inflation of $1.3 million compared to the first quarter of 2020. The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. The acquired/divested, net SG&A costs related to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the fourth quarter of 2020, partially offset by SG&A costs related to an immaterial divestiture in our APMEA segment. Total SG&A expenses, as a percentage of sales, were 27.5% in the first quarter of 2021 compared to 30.1% in the first quarter of 2020.

Restructuring. In the first quarter of 2021, we recorded a net charge of $0.3 million primarily for accelerated depreciation related to ongoing programs initiated in the second and third quarter of 2020 in response to the economic challenges from the COVID-19 pandemic. For a more detailed description of our current restructuring plans, see Note 3 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Income. Operating income (loss) by segment for the first quarters of 2021 and 2020 was as follows:

				% Change to
				Consolidated
	First Quarter Ended			Operating
	March 28,	March 29,
	2021	2020	Change	Income

	(dollars in millions)
Americas	$48.5	$43.4	$5.1	10.7%
Europe	19.5	13.7	5.8	12.1
APMEA	2.3	(0.1)	2.4	5.0
Corporate	(10.7)	(9.2)	(1.5)	(3.1)
Total	$59.6	$47.8	$11.8	24.7%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$4.9	$4.1	$1.9	$(1.5)	$9.4	10.3%	8.5%	3.9%	(3.1)%	19.6%	11.3%	29.8%	1,781.3%	(16.3)%
Foreign exchange	0.1	1.7	0.3	—	2.1	0.3	3.5	0.5	—	4.4	0.4	12.4	246.6	—
Acquired/divested, net	0.1	—	0.5	—	0.6	0.2	—	1.1	—	1.3	0.2	—	509.3	—
Restructuring, impairment charges	—	—	(0.3)	—	(0.3)	—	—	(0.6)	—	(0.6)	—	—	(248.5)	—
Total	$5.1	$5.8	$2.4	$(1.5)	$11.8	10.8%	12.1%	5.0%	(3.1)%	24.7%	11.9%	42.1%	2,288.7%	(16.3)%

The increase in organic operating income was due to higher sales volumes, price, benefits from productivity initiatives, and from cost reduction actions in response to the COVID-19 pandemic. These increases were partially offset by higher freight, general inflation, compensation accruals and investments.

Interest Expense. Interest expense in the first quarter of 2021 decreased $1.0 million, or 33.3%, compared to the first quarter of 2020 due to a decline in interest rates as well as reduction in the principal balance of debt outstanding in the first quarter of 2021 compared to the first quarter of 2020. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other (income) expense, net. Other (income) expense increased $0.6 million to an income balance of $0.3 million compared to the first quarter of 2020. The increase was primarily due to higher net foreign currency gains.

Income Taxes. Our effective income tax rate decreased to 28.0% in the first quarter of 2021, from 28.3% in the first quarter of 2020. The lower rate is primarily related to the impact of changes in the worldwide earnings mix.

Net Income. Net income was $41.7 million, or $1.23 per common share on a diluted basis, for the first quarter of 2021, compared to $32.0 million, or $0.94 per common share on a diluted basis, for the first quarter of 2020. Results for the first quarter of 2021 include an after-tax charge of $0.3 million, or $0.01 per common share, for restructuring.

Results for the first quarter of 2020 include an after-tax charge of $0.3 million, or $0.01 per common share, for footprint optimization.

Liquidity and Capital Resources

We generated $33.9 million of net cash from operating activities in the first quarter of 2021 as compared to $0.9 million of net cash used in operating activities in the first quarter of 2020. The increase in cash was primarily related to improved working capital management and higher net income.

We used $2.0 million of net cash for investing activities in the first quarter of 2021 compared to $7.5 million used in the first quarter of 2020. We used $4.0 million less cash for capital expenditures in the first quarter of 2021 compared to the first quarter of 2020. We received $2.9 million in cash proceeds from the sale of property, plant and equipment and the sale of assets in the first quarter of 2021. For the remainder of 2021, we expect to invest approximately $30 million to $35 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $21.2 million of net cash in financing activities in the first quarter of 2021 primarily due to dividend payments of $7.8 million, tax withholding payments on vested stock awards of $9.2 million, and payments of $3.8 million to repurchase approximately 31,000 shares of Class A common stock. In the first quarter of 2020, we generated $39.1 million of net cash from financing activities, primarily through proceeds from drawdowns on our Revolving Credit Facility.

In February 2016, we and certain of our subsidiaries entered into a Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Prior Credit Agreement provided for a $500 million, five-year, senior unsecured revolving credit facility (the “Prior Revolving Credit Facility”) with a sublimit of up to $100 million in letters of credit. The Prior Credit Agreement also provided for a $300 million, five-year, term loan facility (the “Term Loan Facility”) available to us in a single draw, of which the entire $300 million had been drawn in February 2016.

On April 24, 2020, we and certain of our subsidiaries entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Amended Credit Agreement amended and restated the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million and extending the maturity by one additional year to February 2022. The senior unsecured revolving credit facility (the "Revolving Credit Facility") also included sublimits of $100 million for letters of credit and $15 million for swing line loans. As of March 28, 2021, we had drawn down $200.0 million on this line of credit and had $13.9 million in letters of credit outstanding, which resulted in $586.1 million of unused and available credit under the Revolving Credit Facility. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. The interest rate as of March 28, 2021 on the Revolving Credit Facility was 2.5%. As of March 28, 2021, we were in compliance with all covenants related to the Amended Credit Agreement.

On March 30, 2021, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Second Amended Credit Agreement amends and restates the Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Our Netherlands subsidiary, WWT International Holding B.V., has been added as a borrower under the Second Amended Credit Agreement in the place of Watts EMEA Holding B.V., which had been a borrower under the Amended Credit Agreement. Among other changes, the Second Amended Credit Agreement also increases our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusts certain fees to reflect market conditions and reduces the 1.00% floor on the adjusted LIBOR rate to 0.00%.The senior unsecured revolving credit facility under the Second Amended Credit Agreement (the " New Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. Borrowings outstanding under the New Revolving Credit Facility will bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.5% and (c) the adjusted LIBOR rate plus 1.0% for a one month interest period in dollars. In addition to paying interest under the Second Amended Credit Agreement, we are also required to pay certain fees in connection with the New Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Second Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Second Amended Credit Agreement. We may repay loans outstanding under the Second Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Second Amended Credit Agreement.

As of March 28, 2021, we held $225.4 million in cash and cash equivalents. Of this amount, $175.4 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our New Revolving Credit Facility. We believe that our financial resources allow us to manage the anticipated impacts of the COVID-19 pandemic on our business operations for the foreseeable future. We anticipate the impacts of COVID-19 will continue to evolve, and, as a result we will continue to evaluate our financial position as additional information becomes available, particularly relating to COVID-19. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by (used in) operating activities to free cash flow is provided below:

	First Quarter Ended
	March 28,	March 29,
	2021	2020

	(in millions)
Net cash provided by (used in) operating activities	$33.9	$(0.9)
Less: additions to property, plant, and equipment	(4.9)	(8.9)
Plus: proceeds from the sale of property, plant, and equipment	2.9	1.4
Free cash flow	$31.9	$(8.4)
Net income —as reported	$41.7	$32.0
Cash conversion rate of free cash flow to net income	76.5%	(26.6)%

Free cash flow improved in the first quarter of 2021 when compared to the first quarter of 2020 primarily driven by improved working capital management, higher net income and lower net capital expenditures.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at March 28, 2021 was (2.5%) compared to net debt (2%) at December 31, 2020. The increase was driven by an increase in net cash outstanding during the first quarter of 2021 of $6.1 million. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 28,	December 31,
	2021	2020

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	198.6	198.2
Less: cash and cash equivalents	(225.4)	(218.9)
Net debt	$(26.8)	$(20.7)

A reconciliation of capitalization is provided below:

	March 28,	December 31,
	2021	2020

	(in millions)
Net debt	$(26.8)	$(20.7)
Total stockholders’ equity	1,081.2	1,069.8
Capitalization	$1,054.4	$1,049.1
Net debt to capitalization ratio	(2.5)%	(2.0)%

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, inventory valuation, goodwill and other intangibles, product liability costs, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our accounting policies are more fully described under the heading “Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 18, 2021.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of March 28, 2021 was a liability of $0.3 million.

Under the Prior Credit Agreement, we could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, our earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage our exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to our floating rate debt, we entered into two interest rate swaps. For each interest rate swap, we receive the three-month USD-LIBOR subject to a 0% floor, and pays a fixed rate of 1.31375% on a notional amount of $225.0 million. As a result of entering the Amended Credit Agreement, interest rate swaps as referred to in Note 5 of Notes to the Consolidated Financial Statements were no longer effective in offsetting changes in the cash flow of the hedged item as the critical terms of the Amended Credit Agreement did not match to the hedged item. We recognized the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and continued to do so through the expiration date of the swaps, which was February 12, 2021. Information about our long-term debt including principal amounts and related interest rates appears in Note 10 of Notes to the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the first quarter ended March 28, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2020, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 28, 2021, other than as described in Note 11 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, which risk factors are incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the first quarter ended March 28, 2021.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
January 1, 2021 – January 24, 2021	—	$—	—	—
January 25, 2021 – February 21, 2021	34,109	$129.20	—	—
February 22, 2021 - March 28, 2021	28,982	$122.00	—	—
Total	63,091	$125.89	—	—

The following table includes information with respect to repurchases of our Class A common stock during the first quarter ended March 28, 2021 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2021 – January 24, 2021	7,390	$125.75	7,390	$112,492,269
January 25, 2021 – February 21, 2021	10,012	$124.64	10,012	$111,244,387
February 22, 2021 - March 28, 2021	13,751	$118.62	13,751	$109,612,904
Total	31,153	$122.23	31,153
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001- 11499).
10. 1†	Form of 2021 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan.
10.2

Second Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among the Registrant, the Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America N.A., Keybank National Association, Wells Fargo Bank, National Association, and T.D. Bank, N.A., as Co-Syndication Agents, and PNC Bank, National Association, U.S. Bank National Association, HSBC Bank USA, National Association and HSBC Bank Canada, as Co-Documentation Agents. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2021 (File No. 001-11499).

10.3

Second Amended and Restated Guaranty, dated as of March 30, 2021, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2021 (File No. 001-11499).

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

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 28, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the First Quarters ended March 28, 2021 and March 29, 2020, (iii) Consolidated Statements of Comprehensive Income for the First Quarters ended March 28, 2021 and March 29, 2020, (iv) Consolidated Statements of Stockholders’ Equity for the First Quarters ended March 28, 2021 and March 29, 2020, (v) Consolidated Statements of Cash Flows for the First Quarters Ended March 28, 2021 and March 29, 2020, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: May 5, 2021	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: May 5, 2021	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: May 5, 2021	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)