Form 10-Q
period 2021-06-27
WATTS WATER TECHNOLOGIES INC
filed 2021-08-05
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2021
Class A Common Stock, $0.10 par value	27,566,371

Class B Common Stock, $0.10 par value	6,074,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 27,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240.1	$218.9
Trade accounts receivable, less reserve allowances of $11.4 million at June 27, 2021 and $11.1 million at December 31, 2020	256.7	197.6
Raw materials	108.4	79.6
Work in process	20.0	16.1
Finished goods	185.1	167.9
Total Inventories	313.5	263.6
Prepaid expenses and other current assets	33.6	29.4
Total Current Assets	843.9	709.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	612.2	608.6
Accumulated depreciation	(405.2)	(396.3)
Property, plant and equipment, net	207.0	212.3
OTHER ASSETS:
Goodwill	599.1	602.4
Intangible assets, net	133.9	141.8
Deferred income taxes	8.7	4.4
Other, net	62.7	67.8
TOTAL ASSETS	$1,855.3	$1,738.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155.6	$110.1
Accrued expenses and other liabilities	172.7	137.4
Accrued compensation and benefits	67.5	65.3
Total Current Liabilities	395.8	312.8
LONG-TERM DEBT	191.5	198.2
DEFERRED INCOME TAXES	49.7	51.1
OTHER NONCURRENT LIABILITIES	100.4	106.3
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,577,110 shares at June 27, 2021 and 27,478,512 shares at December 31, 2020	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,074,290 shares at June 27, 2021 and 6,144,290 shares at December 31, 2020	0.6	0.6
Additional paid-in capital	618.1	606.3
Retained earnings	605.6	560.1
Accumulated other comprehensive loss	(109.2)	(100.0)
Total Stockholders’ Equity	1,117.9	1,069.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,855.3	$1,738.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Net sales	$467.0	$338.7	$880.3	$721.3
Cost of goods sold	266.9	203.8	506.5	423.6
GROSS PROFIT	200.1	134.9	373.8	297.7
Selling, general and administrative expenses	130.4	97.6	244.2	212.6
Restructuring	17.0	5.3	17.3	5.3
Other long-lived asset impairment charge	—	1.0	—	1.0
OPERATING INCOME	52.7	31.0	112.3	78.8
Other (income) expense:
Interest income	—	(0.1)	—	(0.2)
Interest expense	1.5	4.0	3.5	7.0
Other income, net	(0.5)	(0.4)	(0.8)	(0.1)
Total other expense	1.0	3.5	2.7	6.7
INCOME BEFORE INCOME TAXES	51.7	27.5	109.6	72.1
Provision for income taxes	14.2	7.3	30.4	19.9
NET INCOME	$37.5	$20.2	$79.2	$52.2
Basic EPS
NET INCOME PER SHARE	$1.11	$0.60	$2.34	$1.54
Weighted average number of shares	33.8	33.8	33.8	33.9
Diluted EPS
NET INCOME PER SHARE	$1.11	$0.59	$2.34	$1.53
Weighted average number of shares	33.9	34.0	33.9	34.0
Dividends declared per share	$0.26	$0.23	$0.49	$0.46

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Net income	$37.5	$20.2	$79.2	$52.2
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	5.8	10.0	(8.3)	(6.5)
Cash flow hedges	(0.8)	(0.3)	(0.9)	(1.2)
Other comprehensive income (loss)	5.0	9.7	(9.2)	(7.7)
Comprehensive income	$42.5	$29.9	$70.0	$44.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 27, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	79.2	—	79.2
Other comprehensive loss	—	—	—	—	—	—	(9.2)	(9.2)
Comprehensive income								70.0
Shares of Class B common stock converted to Class A common stock	70,000	—	(70,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	112	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	9.9	—	—	9.9
Stock repurchase	(62,070)	—	—	—	—	(7.8)	—	(7.8)
Net change in restricted and performance stock units	90,556	—	—	—	1.9	(9.2)	—	(7.3)
Common stock dividends	—	—	—	—	—	(16.7)	—	(16.7)
Balance at June 27, 2021	27,577,110	$2.8	6,074,290	$0.6	$618.1	$605.6	$(109.2)	$1,117.9

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 27, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 28, 2021	27,585,082	$2.8	6,124,290	$0.6	$611.0	$581.0	$(114.2)	$1,081.2
Net income	—	—	—	—	—	37.5	—	37.5
Other comprehensive income	—	—	—	—	—	—	5.0	5.0
Comprehensive income								42.5
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	112	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7.1	—	—	7.1
Stock repurchase	(30,917)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	(27,167)	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(8.9)	—	(8.9)
Balance at June 27, 2021	27,577,110	$2.8	6,074,290	$0.6	$618.1	$605.6	$(109.2)	$1,117.9

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 28, 2020)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	$978.0
Net income	—	—	—	—	—	52.2	—	52.2
Other comprehensive loss	—	—	—	—	—	—	(7.7)	(7.7)
Comprehensive income								44.5
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5.4	—	—	5.4
Stock repurchase	(253,535)	—	—	—	—	(21.1)	—	(21.1)
Net change in restricted and performance stock units	78,952	—	—	—	2.0	(7.8)	—	(5.8)
Common stock dividends	—	—	—	—	—	(15.8)	—	(15.8)
Balance at June 28, 2020	27,461,833	$2.8	6,229,290	$0.6	$598.9	$521.4	$(138.5)	985.2

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 28, 2020)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 29, 2020	27,544,757	$2.8	6,229,290	$0.6	$597.1	$515.5	$(148.2)	$967.8
Net income	—	—	—	—	—	20.2	—	20.2
Other comprehensive income	—	—	—	—	—	—	9.7	9.7
Comprehensive income								29.9
Stock-based compensation	—	—	—	—	1.8	—	—	1.8
Stock repurchase	(78,828)	—	—	—	—	(6.4)	—	(6.4)
Net change in restricted and performance stock units	(4,096)	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(7.8)	—	(7.8)
Balance at June 28, 2020	27,461,833	$2.8	6,229,290	$0.6	$598.9	$521.4	$(138.5)	985.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 27,	June 28,
	2021	2020
OPERATING ACTIVITIES
Net income	$79.2	$52.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.0	15.3
Amortization of intangibles	7.3	7.6
Loss on disposal and impairment of property, plant and equipment and other	0.7	1.3
Stock-based compensation	9.9	5.4
Deferred income tax	(4.8)	1.9
Changes in operating assets and liabilities:
Accounts receivable	(60.8)	9.2
Inventories	(52.1)	(14.3)
Prepaid expenses and other assets	(7.5)	(1.3)
Accounts payable, accrued expenses and other liabilities	85.3	(30.0)
Net cash provided by operating activities	73.2	47.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(13.0)	(23.8)
Proceeds from the sale of property, plant and equipment	4.9	1.5
Net cash used in investing activities	(8.1)	(22.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	35.0	407.5
Payments of long-term debt	(40.0)	(452.5)
Payments for withholding taxes on vested awards	(9.2)	(7.8)
Payments for finance leases and other	(0.6)	(1.0)
Debt issuance costs	(2.4)	(2.2)
Payments to repurchase common stock	(7.8)	(21.1)
Dividends	(16.7)	(15.8)
Net cash used in financing activities	(41.7)	(92.9)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(3.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.2	(71.0)
Cash and cash equivalents at beginning of year	218.9	219.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240.1	$148.7
NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock under management stock purchase plan	$0.5	$0.7
CASH PAID FOR:
Interest	$3.9	$7.2
Income taxes	$31.1	$12.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (“the Company”) Consolidated Balance Sheet as of June 27, 2021, the Consolidated Statements of Operations for the second quarters and six months ended June 27, 2021 and June 28, 2020, the Consolidated Statements of Comprehensive Income for the second quarters and six months ended June 27, 2021 and June 28, 2020, the Consolidated Statements of Stockholders’ Equity for the second quarters and six months ended June 27, 2021 and June 28, 2020, and the Consolidated Statements of Cash Flows for the six months ended June 27, 2021 and June 28, 2020.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The COVID-19 pandemic has created uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are uncertain and difficult to predict. We are not aware of any specific event or circumstance that would require updates to the Company’s estimates or judgments or require the Company to revise the carrying value of the Company’s assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates.

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the second quarter ended June 27, 2021 are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted this standard in the second quarter of 2021, and it did not have a material impact on the Company’s financial statements.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $17.5 million and $12.5. million for the second quarters of 2021 and 2020, respectively, and were $32.9 million and $26.5 million for the first six months of 2021 and 2020, respectfully.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $11.0 million and $9.8. million for the second quarters of 2021 and 2020, respectively and were $21.8 million and $21.3 million for the first six months of 2021 and 2020, respectfully.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the second quarter ended June 27, 2021				For the six months ended June 27, 2021
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$177.3	$88.5	$21.4	$287.2	$334.7	$169.5	$38.0	$542.2
OEM	24.1	47.4	1.6	73.1	44.6	88.4	2.6	135.6
Specialty	86.1	—	0.1	86.2	160.2	—	0.1	160.3
DIY	19.6	0.9	—	20.5	40.4	1.8	—	42.2
Total	$307.1	$136.8	$23.1	$467.0	$579.9	$259.7	$40.7	$880.3

	For the second quarter ended June 27, 2021				For the six months ended June 27, 2021
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$177.2	$51.8	$18.6	$247.6	$339.5	$99.1	$33.3	$471.9
HVAC and Gas Products	77.6	60.9	3.6	142.1	143.5	115.1	5.9	264.5
Drainage and Water Re-use Products	25.2	22.5	0.5	48.2	43.8	42.7	0.9	87.4
Water Quality Products	27.1	1.6	0.4	29.1	53.1	2.8	0.6	56.5
Total	$307.1	$136.8	$23.1	$467.0	$579.9	$259.7	$40.7	$880.3

	For the second quarter ended June 28, 2020				For the six months ended June 28, 2020
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$130.8	$55.1	$11.2	$197.1	$278.1	$130.2	$20.5	$428.8
OEM	16.7	32.5	0.6	49.8	36.2	67.1	0.8	104.1
Specialty	72.0	—	1.4	73.4	150.5	—	1.9	152.4
DIY	17.9	0.5	—	18.4	35.0	1.0	—	36.0
Total	$237.4	$88.1	$13.2	$338.7	$499.8	$198.3	$23.2	$721.3

	For the second quarter ended June 28, 2020				For the six months ended June 28, 2020
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$130.7	$30.7	$8.9	$170.3	$279.4	$71.7	$17.0	$368.1
HVAC and Gas Products	63.0	38.5	4.0	105.5	130.6	82.9	5.6	219.1
Drainage and Water Re-use Products	19.3	18.1	—	37.4	37.8	42.0	0.1	79.9
Water Quality Products	24.4	0.8	0.3	25.5	52.0	1.7	0.5	54.2
Total	$237.4	$88.1	$13.2	$338.7	$499.8	$198.3	$23.2	$721.3

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

	Contract	Contract	Contract
	Assets	Liabilities - Current	Liabilities - Noncurrent
		(in millions)
Balance - January 1, 2021	$—	$13.5	$2.5
Change in period	—	1.0	(0.2)
Balance - March 28, 2021	$—	$14.5	$2.3
Change in period	—	—	0.1
Balance - June 27, 2021	$—	$14.5	$2.4

Balance - January 1, 2020	$0.4	$11.5	$2.9
Change in period	(0.1)	0.2	(0.1)
Balance - March 29, 2020	$0.3	$11.7	$2.8
Change in period	—	—	(0.1)
Balance - June 28, 2020	$0.3	$11.7	$2.7

The amount of revenue recognized during the second quarter and six months ended June 27, 2021 that was included in the opening contract liability balance was $4.7 million and $8.5 million, respectively. The amount of revenue recognized during the second quarter and six months ended June 28, 2020 that was included in the opening contract liability balance was $2.5 million and $4.8 million, respectfully. This revenue consists primarily of revenue recognized for shipments of product which had been prepaid as well as the amortization of extended warranty and service policy revenue. The Company did not recognize any material revenue from obligations satisfied in prior periods. There were no impairment losses related to contract assets for the second quarters and six months ended June 27, 2021 and June 28, 2020.

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	June 27, 2021
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	June 27,	January 1,	Loss During	June 27,	June 27,
	2021	Period	and Other	2021	2021	the Period	2021	2021

	(in millions)
Americas	$482.5	—	$0.3	$482.8	$(24.5)	—	$(24.5)	$458.3
Europe	252.1	—	(3.3)	248.8	(129.7)	—	(129.7)	119.1
APMEA	34.9	—	(0.3)	34.6	(12.9)	—	(12.9)	21.7
Total	$769.5	—	$(3.3)	$766.2	$(167.1)	—	$(167.1)	$599.1

	December 31, 2020
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2020	Period	and Other	2020	2020	the Period	2020	2020

	(in millions)
Americas	$476.8	$5.5	$0.2	$482.5	$(24.5)	$—	$(24.5)	$458.0
Europe	241.4	—	10.7	252.1	(129.7)	—	(129.7)	122.4
APMEA	30.0	3.9	1.0	34.9	(12.9)	—	(12.9)	22.0
Total	$748.2	$9.4	$11.9	$769.5	$(167.1)	$—	$(167.1)	$602.4

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year. At the most recent annual impairment test which occurred in the fourth quarter of 2020, the Company performed qualitative fair value assessments, including an evaluation of certain key assumptions for all seven of its reporting units. The Company concluded that the fair value of all seven reporting units exceeded their carrying values at that time.

Intangible assets include the following:

	June 27, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.1	$(16.1)	$—	$16.1	$(16.0)	$0.1
Customer relationships	236.0	(170.0)	66.0	236.2	(165.8)	70.4
Technology	58.0	(38.5)	19.5	58.0	(36.4)	21.6
Trade names	27.0	(15.9)	11.1	27.0	(15.1)	11.9
Other	4.3	(3.7)	0.6	4.3	(3.7)	0.6
Total amortizable intangibles	341.4	(244.2)	97.2	341.6	(237.0)	104.6
Indefinite-lived intangible assets	36.7	—	36.7	37.2	—	37.2
	$378.1	$(244.2)	$133.9	$378.8	$(237.0)	$141.8

Aggregate amortization expense for amortized intangible assets for the second quarters ended June 27, 2021 and June 28, 2020 was $3.4 million and $3.8 million, respectfully, and for the first six months of 2021 and 2020 was $7.3 million and $7.6 million, respectively.

5. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s borrowings under the Second Amended and Restated Credit Agreement entered into on March 30, 2021 (the “Second Amended Credit Agreement”) approximate their carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at June 27, 2021 and December 31, 2020:

	Fair Value Measurement at June 27, 2021 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swaps(1)	$0.1	$—	$0.1	$—
Total assets	$2.6	$2.5	$0.1	$—
Liabilities
Interest rate swaps(3)	$0.8	$—	$0.8	$—
Plan liability for deferred compensation(2)	$2.5	$2.5	$	$—
Designated foreign currency hedges(3)	$0.3	$—	$0.3	$—
Contingent consideration(4)	$3.9	$—	$—	$3.9
Total liabilities	$7.5	$2.5	$1.1	$3.9

	Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Total assets	$2.5	$2.5	$—	$—
Liabilities
Interest rate swaps(3)	$0.6	—	0.6	—
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Designated foreign currency hedge(3)	$0.1	$—	$0.1	$—
Contingent consideration(4)	$3.2	$—	$—	$3.2
Total liabilities	$6.4	$2.5	$0.7	$3.2
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(4)Included on the Company’s consolidated balance sheet in other noncurrent liabilities and relates to contingent consideration as part of the acquisition of Australian Valve Group Pty Ltd (“AVG”).

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2020 to June 27, 2021.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	June 27,
	2020	Settlements	Purchases	adjustments	income	2021

	(in millions)
Contingent consideration	$3.2	—	$—	0.8	$(0.1)	$3.9

In connection with the immaterial acquisition of AVG completed during the third quarter of 2020, a contingent liability of $2.8 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of $4.5 million. The liability as of the second quarter ended June 27, 2021 was $3.9 million after increasing the liability by $0.8 million during the quarter due to increased probability of achieving higher performance metrics.

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

Interest Rate Swaps

On March 30, 2021, the Company entered into the Second Amended Credit Agreement. The Second Amended Credit Agreement amends the Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. The senior unsecured revolving credit facility under the Second Amended Credit Agreement (the "New Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. Borrowings outstanding under the New Revolving Credit Facility will bear interest at a fluctuating rate per annum as further detailed in Note 11.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company receives the one-month USD-LIBOR subject to a 0.00% floor and pays a fixed rate of 1.02975% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the second quarter and six months ended June 27, 2021 a loss of $0.5 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

On February 12, 2016, the Company entered into a Credit Agreement (the “Prior Credit Agreement”) pursuant to which it received a funding commitment under a Term Loan of $300 million, and a Revolving Commitment (“Revolver”) of $500 million. For each facility, the Company could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company received the three-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps were expected to mature on the same date as the Prior Credit Agreement on February 12, 2021, and were designated as cash flow hedges. On April 24, 2020, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million, and extending the maturity by one additional year to February 2022. As part of the Amended Credit Agreement, the LIBOR rate was subject to a 1.00% floor as opposed to a 0.00% floor in the Prior Credit Agreement. The change in the LIBOR floor in the Amended Credit Agreement caused the interest rate swaps to no longer be considered highly effective in offsetting changes in the cash flow of the hedged item, as critical terms of the Amended Credit Agreement no longer matched the hedged item. As a result, the cash flow hedges no longer qualified for hedge accounting as of the date of execution of the Amended Credit Agreement. The Company subsequently began recognizing the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and continued to do so through the expiration date of the swaps, which occurred on February 12, 2021. For the first quarter ended March 28, 2021 an immaterial amount was recorded into interest expense related to the change in mark-to-market fair value adjustments.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge approximately 80% to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of June 27, 2021, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of June 27, 2021 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $15.9 million and $7.6 million, respectively. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 27, 2021 was a liability of $0.3 million. As of June 27, 2021, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a loss of $0.3 million.

6. Restructuring and Other Charges, Net

The Company’s Board of Directors approves all major restructuring programs that may involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, the Company takes additional restructuring actions, including involuntary terminations that are not part of a major program. The Company accounts for these costs in the period in which the liability is incurred. These costs are included in restructuring charges in the Company’s consolidated statements of operations.

A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

	(in millions)
Restructuring costs:
2021 France Actions	$18.0	$—	$18.0	$—
Other Actions	(1.0)	5.3	(0.7)	5.3
Total restructuring charges	$17.0	$5.3	$17.3	$5.3

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

	(in millions)
Americas	$(0.7)	$4.6	$(0.7)	$4.6
Europe	17.9	(0.3)	17.9	(0.3)
APMEA	(0.2)	0.9	0.1	0.9
Corporate	—	0.1	—	0.1
Total	$17.0	$5.3	$17.3	$5.3

2021 France Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program is expected to include the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. The program is expected to include pre-tax charges totaling approximately $26.3 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 80 positions at the Méry, France facility. As a result of the facility consolidations, the net headcount reduction in France is expected to be approximately 50 positions. Total net after-tax charges for this restructuring program are expected to be approximately $19.0 million (including approximately $2.0 million in non-cash charges), with costs being incurred through the second half of 2022, at which time the restructuring program is expected to be completed. The Company expects to spend approximately $1.0 million in capital expenditures to consolidate operations. Annual cash savings, net of tax, are estimated to be approximately $3.0 million, which the Company expects to fully realize by 2023.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2021 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — second quarter 2021	$16.9	$0.6	$—	$0.5	$18.0
Remaining costs to be incurred	4.6	—	2.2	1.5	8.3
Total expected restructuring costs	$21.5	$0.6	$2.2	$2.0	$26.3

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the period ended June 27, 2021 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at March 28, 2021	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	16.9	0.6	—	0.5	18.0
Utilization and foreign currency impact	(0.3)	(0.2)	—	—	(0.5)
Balance at June 27, 2021	$16.6	$0.4	$—	$0.5	$17.5

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the second quarter ended June 28, 2020, were actions taken in the Americas, Europe and APMEA segments and Corporate primarily in response to the COVID-19 pandemic. During the second quarter ended June 27, 2021, total pre-tax charges for the 2020 Other Actions were reduced by approximately $1.0 million due to revised estimates for severance costs, health benefits and outplacement support. This resulted in total expected program restructuring charges of approximately $9.9 million, of which $9.6 million had been expensed through the period ended June 27, 2021. The remaining expected costs relate to facility exit and other exit costs and are expected to be completed in the second half of 2021. The restructuring reserve associated with these actions as of June 27, 2021 was approximately $2.0 million and primarily related to severance benefits.

7. Earnings per Share and Stock Repurchase Program

The following tables set forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 27, 2021			For the Second Quarter Ended June 28, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$37.5	33.8	$1.11	$20.2	33.8	$0.60
Effect of dilutive securities:
Common stock equivalents		0.1	—		0.2	(0.01)
Diluted EPS:
Net income	$37.5	33.9	$1.11	$20.2	34.0	$0.59

	For the Six Months Ended June 27, 2021			For the Six Months Ended June 28, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$79.2	33.8	$2.34	$52.2	33.9	$1.54
Effect of dilutive securities:
Common stock equivalents		0.1	—		0.1	(0.01)
Diluted EPS:
Net income	$79.2	33.9	$2.34	$52.2	34.0	$1.53

There were no options to purchase Class A common stock outstanding during the second quarters and six months ended June 27, 2021 or June 28, 2020 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of June 27, 2021, there was $105.6 million remaining authorized for share repurchases under the $150 million program.

For the second quarters ended June 27, 2021 and June 28, 2020, the Company repurchased 30,917 shares for $4.0 million and 78,828 shares for $6.4 million, respectively. For the first six months of 2021 and 2020, the Company repurchased 62,070 shares for $7.8 million and 253,535 shares for $21.1 million, respectively.

8. Stock-Based Compensation

The Company issued 52,230 and 80,052 shares of restricted stock and deferred stock awards during the first six months of 2021 and 2020, respectively. The Company grants shares of deferred stock awards to key employees and restricted stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. Stock awards to employees typically vest over a three-year period and awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units vest in their entirety at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, which may be adjusted with changes to the related expense recorded in the period of adjustment. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 46,774 and 73,106 performance stock units during the first six months of 2021 and 2020, respectively.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 24,690 and 27,495 of restricted stock units (“RSUs”) during the first six months of 2021 and 2020, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant.

The fair value of each share issued under the MSPP is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

	(in millions)
Net sales
Americas	$307.1	$237.4	$579.9	$499.8
Europe	136.8	88.1	259.7	198.3
APMEA	23.1	13.2	40.7	23.2
Consolidated net sales	$467.0	$338.7	$880.3	$721.3
Operating income (loss)
Americas	$55.2	$29.5	$103.7	$72.9
Europe	5.4	9.2	24.9	22.9
APMEA	4.3	0.8	6.6	0.7
Subtotal reportable segments	64.9	39.5	135.2	96.5
Corporate(*)	(12.2)	(8.5)	(22.9)	(17.7)
Consolidated operating income	52.7	31.0	112.3	78.8
Interest income	—	(0.1)	—	(0.2)
Interest expense	1.5	4.0	3.5	7.0
Other income, net	(0.5)	(0.4)	(0.8)	(0.1)
Income before income taxes	$51.7	$27.5	$109.6	$72.1
Capital expenditures
Americas	$4.8	$11.1	$7.2	$17.7
Europe	2.9	3.8	5.2	6.0
APMEA	0.6	—	0.6	0.1
Consolidated capital expenditures	$8.3	$14.9	$13.0	$23.8
Depreciation and amortization
Americas	$7.4	$7.5	$15.1	$14.9
Europe	3.0	3.5	6.3	6.9
APMEA	1.1	0.5	1.9	1.1
Consolidated depreciation and amortization	$11.5	$11.5	$23.3	$22.9
Identifiable assets (at end of period)
Americas			$1,127.2	$1,079.0
Europe			586.7	479.7
APMEA			141.4	89.6
Consolidated identifiable assets			$1,855.3	$1,648.3
Property, plant and equipment, net (at end of period)
Americas			$120.6	$123.9
Europe			81.5	77.8
APMEA			4.9	5.2
Consolidated property, plant and equipment, net			$207.0	$206.9

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

The U.S. property, plant and equipment of the Company’s Americas segment was $116.0 million and $120.0 million at June 27, 2021 and June 28, 2020, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

	(in millions)
U.S. net sales	$285.0	$222.6	$539.4	$469.3

The following includes intersegment sales for Americas, Europe and APMEA:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

	(in millions)
Intersegment Sales
Americas	$2.5	$2.9	$4.9	$5.5
Europe	8.5	5.3	16.2	9.5
APMEA	37.1	21.0	63.4	34.5
Intersegment sales	$48.1	$29.2	$84.5	$49.5

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)
Change in period	(14.1)	(0.1)	(14.2)
Balance March 28, 2021	$(114.0)	$(0.2)	$(114.2)
Change in period	5.8	(0.8)	5.0
Balance June 27, 2021	$(108.2)	$(1.0)	$(109.2)

Balance December 31, 2019	$(131.3)	$0.5	$(130.8)
Change in period	(16.5)	(0.9)	(17.4)
Balance March 29, 2020	$(147.8)	$(0.4)	$(148.2)
Change in period	10.0	(0.3)	9.7
Balance June 28, 2020	$(137.8)	$(0.7)	$(138.5)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 5 for further details.

11. Debt

On March 30, 2021, the Company entered into the Second Amended Credit Agreement. The Second Amended Credit Agreement amends the Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Second Amended Credit Agreement increases the Company’s maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusts certain fees to reflect market conditions and reduces the 1.00% floor on the adjusted LIBOR rate to 0.00%.

The New Revolving Credit Facility also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of June 27, 2021, the Company had drawn down $195.0 million on this line of credit and had $14.0 million in letters of credit outstanding, which resulted in $591.0 million of unused and available credit under the New Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50%

and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. The weighted average interest rate on debt outstanding under the New Revolving Credit Facility as of June 27, 2021 was 1.16%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 5 of the Notes to Consolidated Financial Statements and interest rates under the New Revolving Credit Facility as of June 27, 2021 was 1.65%. As of June 27, 2021, the Company was in compliance with all covenants related to the Second Amended Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $14.0 million as of June 27, 2021. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

The Amended Credit Agreement amended and restated the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million and extended the maturity by one additional year to February 2022. The senior unsecured revolving credit facility (the "Revolving Credit Facility") also included sublimits of $100 million for letters of credit and $15 million for swing line loans. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bore interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. In addition to paying interest under the Amended Credit Agreement, the Company was also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The terms of the Amended Credit Agreement are further detailed in Note 11 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2020.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at June 27, 2021 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

As of June 27, 2021, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $4.0 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. The Remedial Investigation report has been completed, and the draft Feasibility Study report is due to be submitted to U.S. Environmental Protection Agency (USEPA) near the end of August 2021.  Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period.  The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because:  (i) the RI/FS for the first portion of the Site has not been completed, and the RI/FS process for the remainder of the Site has not yet been initiated, to determine what remediation plans will be implemented and the costs of such plans; (ii) the total amount of material sent to the Site, and the total number of potentially responsible parties who may or may not agree to fund or perform any remediation, have not been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA is uncertain.

Income Taxes

In determining its provision for income taxes, the Company makes certain judgments and interpretations with respect to tax laws in jurisdictions in which the Company has business operations. Because of the complex nature of these laws, in the normal course of our business, the Company is subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. The Company recognizes a tax benefit when it is more likely than not that its position will result in a tax deduction or credit. As of June 27, 2021, the Company had gross unrecognized tax benefits of approximately $9.0 million. As a result of recent challenges from a non-U.S. income tax authority, it is reasonably possible that the unrecognized tax benefits associated with this matter could increase by $4.6 million in the next twelve months. The Company also estimates that it is reasonably possible that other matters included in unrecognized tax benefits at June 27, 2021 may decrease by $2.0 million to $2.5 million in the next twelve months as a result of lapse in statutes of limitations and potential settlements.

13. Subsequent Events

On August 2, 2021, the Company declared a quarterly dividend of twenty-six cents ($0.26) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2021 to stockholders of record on September 1, 2021.

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

COVID-19 Pandemic

The COVID-19 pandemic materially impacted our operating results in 2020. The impact was most pronounced during the second quarter of 2020, which was shortly after the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. However, as the second half of 2020 progressed and government-imposed restrictions subsided, we noted market activity levels increasing with sales and profits improving sequentially from the second to fourth quarters. Profits improved in part from better volumes and in part from the cost actions we executed in response to the pandemic. Entering 2021, first quarter and second quarter results continued that trend of improved top line growth and profit performance. However, there are still end markets we serve that may take time to recover, and future regional COVID-19 outbreaks and lockdowns may occur that could further impact our operating results.

We remain diligent as a company to mitigate future outbreaks in our facilities by taking precautions to reduce the spread of COVID-19 while maintaining our production capabilities. We continue to focus on the health and safety of our employees, including ongoing social distancing guidelines and temperature monitoring, providing personal protective equipment and maintaining our COVID-19 website for employees, which includes the latest CDC and other government protocols.

Further, we believe the actions we have taken over the last several years to strengthen our portfolio and increase customer intimacy, along with aggressively paying down debt, have put us in a strong financial position. We maintain ample liquidity to work through these uncertain times, including the refinancing of our credit facility in the second quarter of 2021, and continue to invest for the future. Our experienced management team is proactively managing this situation and we are well positioned to respond to challenges presented by the COVID-19 pandemic as they arise.

Our revenues improved in all three segments for the second quarter of 2021 as compared to the second quarter of 2020, primarily driven by the negative impact of COVID-19 last year. We have started to see recovery in certain markets, however, future sales expansion or contraction is dependent on the duration and severity of the evolving COVID-19 pandemic. Factors include supply chain constraints, the construction lending markets, investments and capital spending in building services construction markets, additional governmental actions that may or may not be taken, and numerous other uncertainties, including COVID-19 vaccination rates and the impact of the virus variants.

As worldwide economies recover from the pandemic, increased market demand is straining suppliers’ ability to fill orders. This has been compounded by logistical issues with respect to container capacity on ships, port congestion and in-road trucking. Increased demand following the February 2021 South-Central severe weather freeze in the United States has caused additional supply constraints. The global shortage of electronic components like semiconductors and other raw materials may continue to challenge our supply chain. We are also experiencing higher transportation costs, including expedited freight cost, as well as rising prices for commodities and other raw materials. While we were able to effectively manage these issues during the first half of the year, we cannot predict how supply chain issues and related costs may impact our ability to service our customers, effectively roll out and realize price increases and impact our profit margins in the second half of 2021.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the six months ended June 27, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales, supply chain, manufacturing and distribution or on economic conditions generally, including the effects on customer spending. The extent of the effects of the COVID-19 pandemic on the Company remains uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Overview

Second quarter 2021 sales increased 37.9%, or $128.3 million, on a reported basis and 32.1%, or $108.6 million, on an organic basis, compared to the second quarter of 2020, primarily driven by the global economic recovery across all of our operating segments following the significant negative effect of COVID-19 last year. This increase also included the growth in the Americas due to positive demand driven by the February 2021 severe freezing weather in the South-Central U.S. The severe freeze was estimated to have contributed approximately 4% of incremental sales during the second quarter at a consolidated level. The reported sales increase included the impact of foreign exchange of 4.8%, or $16.1 million, primarily driven by a stronger euro, and a net increase in acquired/divested sales of $3.6 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $52.7 million increased by $21.7 million, or 70.0%, in the second quarter of 2021 as compared to the second quarter of 2020. This increase was primarily driven by higher sales volume, price, productivity and savings from prior restructuring actions, partially offset by inflation, investments, the return of expenses related to business normalization and restructuring charges related to the closure of a facility in Méry, France. During the second quarter of 2021, we successfully completed negotiations to exit the facility and recorded pre-tax restructuring charges of $18.0 million in the quarter, with total expected pre-tax costs of $26.0 million estimated to be incurred through the second half of 2022. See Note 6 of Notes to Consolidated Financial Statements for more details.

Recent Developments

On August 2, 2021, we declared a quarterly dividend of twenty-six cents ($0.26) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2021 to stockholders of record on September 1, 2021.

Results of Operations

Second Quarter Ended June 27, 2021 Compared to Second Quarter Ended June 28, 2020

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the second quarters of 2021 and 2020 were as follows:

	Second Quarter Ended		Second Quarter Ended			% Change to
	June 27, 2021		June 28, 2020			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$307.1	65.8%	$237.4	70.1%	$69.7	20.6%
Europe	136.8	29.3	88.1	26.0	48.7	14.4
APMEA	23.1	4.9	13.2	3.9	9.9	2.9
Total	$467.0	100.0%	$338.7	100.0%	$128.3	37.9%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$66.2	$36.4	$6.0	$108.6	19.5%	10.8%	1.8%	32.1%	27.9%	41.3%	51.0%
Foreign exchange	2.5	12.3	1.3	16.1	0.8	3.6	0.4	4.8	1.1	14.0	9.8
Acquired/divested, net	1.0	—	2.6	3.6	0.3	—	0.7	1.0	0.4	—	14.2
Total	$69.7	$48.7	$9.9	$128.3	20.6%	14.4%	2.9%	37.9%	29.4%	55.3%	75.0%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$44.4	$7.4	$1.5	$12.9	$66.2	33.9%	44.2%	8.4%	17.9%
Europe	25.4	10.7	0.3	—	36.4	46.2	32.8	75.5	—
APMEA	6.0	—	—	—	6.0	53.1	—	—	—
Total	$75.8	$18.1	$1.8	$12.9	$108.6

Organic net sales in the Americas increased due to higher volume and price in the majority of our channels. The higher volume in 2021 was supported by the global economic recovery, as well as the continued positive impact on our wholesale and DIY channels from the February 2021 severe weather freeze in the South-Central U.S. We estimate the severe weather freeze drove approximately 5% of incremental sales for the region in the second quarter of 2021.

Organic net sales in Europe increased due to higher volume and price, with volume growth in all major regions in 2021 primarily driven by the global economic recovery. Net sales also increased due to higher demand in our plumbing products within the French wholesale market as well as in our HVAC products within the Italy and Germany OEM markets driven by government energy incentives.

Organic net sales in APMEA increased primarily due to higher volumes in China and New Zealand and from the global economic recovery. China’s sales growth was primarily driven by higher demand for commercial valves within data centers.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in the second quarter of 2021. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquired/divested relates to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the fourth quarter of 2020, partially offset by an immaterial divestiture in our APMEA segment during the third quarter of 2020.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2021 and 2020 were as follows:

	Second Quarter Ended
	June 27, 2021	June 28, 2020

	(dollars in millions)
Gross profit	$200.1	$134.9
Gross margin	42.8%	39.8%

Gross profit and gross margin increased primarily from higher sales volume, price and productivity savings, partially offset by investments, the return of expenses related to business normalization, higher freight costs to expedite components and product, and general inflation.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $32.8 million, or 33.6%, in the second quarter of 2021 compared to the second quarter of 2020. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$27.0	27.7%
Foreign exchange	3.9	4.0
Acquired/divested, net	1.9	1.9
Total	$32.8	33.6%

The organic increase related to the return of expenses related to business normalization of $5.6 million, increased variable costs due to the higher sales volume of $7.8 million, an increase in short-term and long-term compensation related accruals due to adjustments to expected attainment levels of $10.2 million, an increase in investments of $3.8 million, including new products, commercial excellence, and technology, increased product liability costs of $1.7 million, as well as general inflation of $2.1 million compared to the second quarter of 2020. These increases were partially offset by restructuring savings of $2.3 million and $4.3 million due to productivity initiatives. The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. The acquired/divested, net SG&A costs related to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the fourth quarter of 2020, partially offset by SG&A costs related to an immaterial divestiture in our APMEA segment. Total SG&A expenses, as a percentage of sales, were 27.9% in the second quarter of 2021 compared to 28.8% in the second quarter of 2020.

Restructuring. In the second quarter of 2021, we recorded a net restructuring charge of $17.0 million, which included an $18.0 million charge related to a 2021 French restructuring program that was approved in the second quarter of 2021. The charge was partially offset by adjustments reducing previous estimates related to severance accruals from the programs initiated in the second and third quarters of 2020 in response to the economic challenges from the COVID-19 pandemic. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the second quarters of 2021 and 2020 was as follows:

				% Change to
	Second Quarter Ended			Consolidated
	June 27,	June 28,		Operating
	2021	2020	Change	Income

	(dollars in millions)
Americas	$55.2	$29.5	$25.7	82.9%
Europe	5.4	9.2	(3.8)	(12.3)
APMEA	4.3	0.8	3.5	11.3
Corporate	(12.2)	(8.5)	(3.7)	(11.9)
Total	$52.7	$31.0	$21.7	70.0%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$20.2	$12.4	$1.7	$(3.8)	$30.5	65.1%	40.0%	5.5%	(12.2)%	98.4%	68.4%	134.8%	212.5%	44.7%
Foreign exchange	0.3	2.0	0.4	—	2.7	1.0	6.5	1.3	—	8.7	1.0	21.7	50.0	—
Acquired/divested, net	(0.1)	—	0.3	—	0.2	(0.3)	—	1.0	—	0.6	(0.3)	—	37.5	—
Restructuring, impairment charges	5.3	(18.2)	1.1	0.1	(11.7)	17.1	(58.8)	3.5	0.3	(37.7)	18.0	(197.8)	137.5	(1.2)
Total	$25.7	$(3.8)	$3.5	$(3.7)	$21.7	82.9%	(12.3)%	11.3%	(11.9)%	70.0%	87.1%	(41.3)%	437.5%	43.5%

The increase in organic operating income was due to higher sales volume, price, benefits from productivity initiatives, and savings from restructuring actions taken in response to the COVID-19 pandemic. These increases were partially offset by higher variable selling costs, the return of expenses related to business normalization, general inflation, compensation accruals and investments.

Interest Expense. Interest expense in the second quarter of 2021 decreased $2.5 million, or 62.5%, compared to the second quarter of 2020 due to a decline in interest rates as well as reduction in the principal balance of debt outstanding in the second quarter of 2021 compared to the second quarter of 2020. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate increased to 27.5% in the second quarter of 2021, from 26.5% in the second quarter of 2020. The higher rate resulted from the favorable foreign exchange impact of repatriating funds related to the Toll Tax as part of the Tax Cuts and Jobs Act of 2017 in the second quarter of 2020.

Net Income. Net income was $37.5 million, or $1.11 per common share on a diluted basis, for the second quarter of 2021, compared to $20.2 million, or $0.59 per common share on a diluted basis, for the second quarter of 2020. Results for the second quarter of 2021 include an after-tax charge of $12.6 million, or $0.37 per common share, for restructuring.

Results for the second quarter of 2020 include an after-tax charge of $4.0 million, or $0.12 per common share, for restructuring; $0.7 million, or $0.02 per common share, for other long-lived asset impairment charges, and $0.3 million, or $0.01 per common share, for footprint optimization.

Six Months Ended June 27, 2021 Compared to Six Months Ended June 28, 2020

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the first six months of 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended			% Change to
	June 27, 2021		June 28, 2020			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$579.9	65.9%	$499.8	69.3%	$80.1	11.1%
Europe	259.7	29.5	198.3	27.5	61.4	8.5
APMEA	40.7	4.6	23.2	3.2	17.5	2.4
Total	$880.3	100.0%	$721.3	100.0%	$159.0	22.0%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$74.3	$38.3	$10.0	$122.6	10.3%	5.3%	1.4%	17.0%	14.9%	19.3%	47.2%
Foreign exchange	3.5	23.1	2.4	29.0	0.5	3.2	0.3	4.0	0.6	11.7	10.3
Acquired/divested, net	2.3	—	5.1	7.4	0.3	—	0.7	1.0	0.5	—	17.9
Total	$80.1	$61.4	$17.5	$159.0	11.1%	8.5%	2.4%	22.0%	16.0%	31.0%	75.4%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$53.5	$8.4	$5.1	$7.3	$74.3	19.2%	23.2%	14.5%	4.8%
Europe	24.1	13.6	0.6	—	38.3	18.6	20.3	54.0	—
APMEA	9.9	0.1	—	—	10.0	48.8	—	—	—
Total	$87.5	$22.1	$5.7	$7.3	$122.6

Organic net sales in the Americas increased primarily due to higher volume and price in the majority of our channels. The higher volume in 2021 was primarily supported by the global economic recovery, as well as the positive impact on our wholesale and DIY channels from the February 2021 severe weather freeze in the South-Central U.S. We estimate the impact of the severe weather freeze drove approximately 5% of incremental sales for the region in the first six months of 2021.

Organic net sales in Europe increased primarily due to higher volume and price, with volume growth in most regions in 2021 primarily due to the global economic recovery. Net sales also increased due to higher demand in our plumbing products within the French wholesale market as well as in our HVAC products within the Italy and Germany OEM markets driven by government energy incentives, partially offset by softness in our drains products within the marine wholesale channel.

Organic net sales in APMEA increased primarily driven by the global economic recovery, as well as higher volumes in China and New Zealand. The sales growth in China was primarily driven by higher demand for commercial valves within data centers.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in the first six months of 2021. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquired/divested relates to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the fourth quarter of 2020, partially offset by an immaterial divestiture in our APMEA segment during the third quarter of 2020.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2021 and 2020 were as follows:

	Six Months Ended
	June 27, 2021	June 28, 2020

	(dollars in millions)
Gross profit	$373.8	$297.7
Gross margin	42.5%	41.3%

Gross profit and gross margin increased primarily from higher sales volume, price and productivity savings, partially offset by investments, higher freight costs to expedite components and product, and general inflation.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $31.6 million, or 14.9%, in the first six months of 2021 compared to the first six months of 2020. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$21.3	10.0%
Foreign exchange	6.8	3.2
Acquired/divested, net	3.5	1.7
Total	$31.6	14.9%

The organic increase related to increased variable costs due to the higher sales volume of $9.0 million, an increase in short-term and long-term compensation related accruals due to adjustments to expected attainment levels of $12.2 million, an increase in investments of $6.0 million, including new products, commercial excellence, and technology, increased product liability costs of $1.6 million, as well as general inflation of $3.5 million compared to the first six months of 2020. These increases were partially offset by restructuring savings of $6.2 million and $6.6 million due to productivity initiatives. The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. The acquired/divested, net SG&A costs related to two immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, and one in the Americas segment in the fourth quarter of 2020, partially offset by SG&A costs related to an immaterial divestiture in our APMEA segment. Total SG&A expenses, as a percentage of sales, were 27.7% in the first six months of 2021 compared to 29.5% in the first six months of 2020.

Restructuring. In the first six months of 2021, we recorded a net restructuring charge of $17.3 million, which included an $18.0 million charge related to a 2021 French restructuring program that was approved in the second quarter of 2021. The charge was partially offset by adjustments reducing previous estimates related to severance accruals from the programs initiated in the second and third quarters of 2020 in response to the economic challenges from the COVID-19 pandemic. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first six months of 2021 and 2020 was as follows:

				% Change to
	Six Months Ended			Consolidated
	June 27,	June 28,		Operating
	2021	2020	Change	Income

	(Dollars in millions)
Americas	$103.7	$72.9	$30.8	39.1%
Europe	24.9	22.9	2.0	2.5
APMEA	6.6	0.7	5.9	7.5
Corporate	(22.9)	(17.7)	(5.2)	(6.6)
Total	$112.3	$78.8	$33.5	42.5%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$25.0	$16.5	$4.0	$(5.3)	$40.2	31.7%	20.9%	5.1%	(6.7)%	51.0%	34.3%	72.1%	571.4%	29.9%
Foreign exchange	0.5	3.7	0.3	—	4.5	0.6	4.7	0.4	—	5.7	0.7	16.2	42.9	—
Acquired/divested, net		—	0.8	—	0.8	—	—	1.0	—	1.0	—	—	114.3	—
Restructuring, impairment charges	5.3	(18.2)	0.8	0.1	(12.0)	6.8	(23.1)	1.0	0.1	(15.2)	7.3	(79.5)	114.3	(0.6)
Total	$30.8	$2.0	$5.9	$(5.2)	$33.5	39.1%	2.5%	7.5%	(6.6)%	42.6%	42.2%	8.7%	842.9%	29.4%

The increase in organic operating income was due to higher sales volume, price, benefits from productivity initiatives, and savings from restructuring actions in response to the COVID-19 pandemic. These increases were partially offset by higher variable selling costs, general inflation, compensation accruals and investments.

Interest Expense.  Interest expense decreased $3.5 million, or 50%, in the first six months of 2021 as compared to the first six months of 2020 primarily due to a decline in interest rates as well as reduction in the principal balance of debt outstanding in the first six months of 2021 compared to the first six months of 2020. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Income Taxes.  Our effective income tax rate increased slightly to 27.7% in the first six months of 2021, from 27.6 % in the first six months of 2020.

Net Income. Net income was $79.2 million, or $2.34 per common share, for the first six months of 2021, compared to $52.2 million, or $1.53 per common share, for the first six months of 2020. Results for the first six months of 2021 include an after-tax charge of $12.8 million, or $0.37 per common share, for restructuring. Results for the first six months of 2020 include an after-tax charge of $4.0 million, or $0.12 per common share, for restructuring; $0.7 million, or $0.02 per common share, for other long-lived asset impairment charges, and $0.6 million, or $0.02 per common share, for footprint optimization.

Liquidity and Capital Resources

We generated $73.2 million of net cash from operating activities in the first six months of 2021 as compared to $47.3 million of net cash provided by operating activities in the first six months of 2020. The increase in cash was primarily related to higher net income.

We used $8.1 million of net cash for investing activities in the first six months of 2021 compared to $22.3 million used in the first six months of 2020. We used $10.8 million less cash for capital expenditures and received $3.4 million more in cash proceeds from asset sales in the first six months of 2021 compared to the first six months of 2020. For the remainder of 2021, we expect to invest approximately $20 million to $25 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $41.7 million of net cash in financing activities in the first six months of 2021 primarily due to dividend payments of $16.7 million, tax withholding payments on vested stock awards of $9.2 million, and payments of $7.8 million to repurchase approximately 62,000 shares of Class A common stock. In the first six months of 2020, we used $92.9 million of net cash in financing activities primarily due to long-term debt repayments of $452.5 million (offset by proceeds from drawdowns of $407.5 million), dividend payments of $15.8 million, tax withholding payments on vested stock awards of $7.8 million, and payments of $21.1 million to repurchase approximately 254,000 shares of Class A common stock.

On March 30, 2021, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Second Amended Credit Agreement amends and restates the Amended and Restated Credit Agreement (the "Amended Credit Agreement", discussed below) to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Second Amended Credit Agreement increases our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusts certain fees to reflect market conditions and reduces the 1.00% floor on the adjusted LIBOR rate to 0.00%.The senior unsecured revolving credit facility under the Second Amended Credit Agreement (the " New Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of June 27, 2021, we had drawn down $195.0 million on this line of credit and had $14.0 million in letters of credit outstanding, which resulted in $591.0 million of unused and available credit under the New Revolving Credit Facility. Borrowings outstanding under the New Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. The weighted average interest rate on debt outstanding under the New Revolving Credit Facility as of June 27, 2021 was 1.16%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 5 of the Notes to Consolidated Financial Statements and interest rates under the New Revolving Credit Facility as of June 27, 2021 was 1.65%. In addition to paying interest under the Second Amended Credit Agreement, we are also required to pay certain fees in connection with the New Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Second Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Second Amended Credit Agreement. We may repay loans outstanding under the Second Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Second Amended Credit Agreement. As of June 27, 2021, we were in compliance with all covenants related to the Second Amended Credit Agreement.

On April 24, 2020, we and certain of our subsidiaries entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein. The Amended Credit Agreement amended and restated the previous Credit Agreement (the “Prior Credit Agreement”) in its entirety while increasing the amount of revolving credit available from $500 million to $800 million and extending the maturity by one additional year to February 2022. The senior unsecured revolving credit facility (the "Revolving Credit Facility") also included sublimits of $100 million for letters of credit and $15 million for swing line loans. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times will not be less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars.

As of June 27, 2021, we held $240.1 million in cash and cash equivalents. Of this amount, $193.4 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our New Revolving Credit Facility. We believe that our financial resources allow us to manage the anticipated impacts of the COVID-19 pandemic on our business operations for the foreseeable future. We anticipate the impacts of COVID-19 will continue to evolve, and, as a result we will continue to evaluate our financial position as additional information becomes available, particularly relating to COVID-19. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Six Months Ended
	June 27,	June 28,
	2021	2020

	(in millions)
Net cash provided by operating activities	$73.2	$47.3
Less: additions to property, plant, and equipment	(13.0)	(23.8)
Plus: proceeds from the sale of property, plant, and equipment	4.9	1.5
Free cash flow	$65.1	$25.0
Net income —as reported	$79.2	$52.2
Cash conversion rate of free cash flow to net income	82.2%	47.9%

Free cash flow improved in the first six months of 2021 when compared to the first six months of 2020 primarily driven by higher net income and lower net capital expenditures.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at June 27, 2021 was (4.5%) compared to net debt (2%) at December 31, 2020. The increase was driven by an increase in net cash outstanding during the first six months of 2021 of $21.2 million. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 27,	December 31,
	2021	2020

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	191.5	198.2
Less: cash and cash equivalents	(240.1)	(218.9)
Net debt	$(48.6)	$(20.7)

A reconciliation of capitalization is provided below:

	June 27,	December 31,
	2021	2020

	(in millions)
Net debt	$(48.6)	$(20.7)
Total stockholders’ equity	1,117.9	1,069.8
Capitalization	$1,069.3	$1,049.1
Net debt to capitalization ratio	(4.5)%	(2.0)%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 27, 2021 was a liability of $0.3 million.

Under the Second Amended Credit Agreement, our earnings and cash flows are exposed to fluctuations in LIBOR-indexed interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we receive the one-month USD-LIBOR subject to a 0.00% floor, and pays a fixed rate of 1.02975% on a notional amount of $100.0 million. The swaps mature on March 30, 2026. Information about our long-term debt facility and related interest rates appears in Note 11 of the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the second quarter ended June 27, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2020, we are party to certain litigation.  There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 27, 2021, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the second quarter ended June 27, 2021.

Issuer Purchases of Equity Securities
(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
March 29, 2021 – April 25, 2021	268	$122.41	—	—
April 26, 2021 – May 23, 2021	—	$—	—	—
May 24, 2021 - June 27, 2021	—	$—	—	—
Total	268	$122.41	—	—

The following table includes information with respect to repurchases of our Class A common stock during the second quarter ended June 27, 2021 under our stock repurchase program.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
March 29, 2021 – April 25, 2021	10,148	$119.11	10,148	$108,404,144
April 26, 2021 – May 23, 2021	9,713	$129.97	9,713	$107,141,778
May 24, 2021 - June 27, 2021	11,056	$138.69	11,056	$105,608,370
Total	30,917	$129.50	30,917
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2015 (File No. 001- 11499).
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

10.2

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

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 27, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the Second Quarters and Six Months Ended June 27, 2021 and June 28, 2020, (iii) Consolidated Statements of Comprehensive Income for the Second Quarters and Six Months Ended June 27, 2021 and June 28, 2020, (iv) Consolidated Statements of Stockholders’ Equity for the Second Quarters and Six Months Ended June 27, 2021 and June 28, 2020, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 27, 2021 and June 28, 2020, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: August 5, 2021	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 5, 2021	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: August 5, 2021	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)