Form 10-K
period 2021-12-31
WATTS WATER TECHNOLOGIES INC
filed 2022-02-22
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 25, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,885,336,411 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2022
Class A common stock, $0.10 par value per share	27,580,055 shares
Class B common stock, $0.10 par value per share	6,024,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our strategy is to be the preferred supplier of differentiated products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets of the Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”), our three geographic segments. Within this framework, we focus upon three themes: safety and regulation, energy efficiency and water conservation. This strategy provides us with a platform to increase our earnings via sales growth, both organic and inorganic, and the systematic reduction of manufacturing costs and operational expenses.

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

The Internet of Things (“IoT”) has allowed companies to transform components and products into smart and connected devices.  We remain committed to enhancing our smart and connected capabilities by expanding our internal competencies and making strategic acquisitions.  We continue to focus our efforts related to our smart and connected strategy by investing in IoT architecture development, enhancing digital tools used by our customers, including Watts’ website, and investing in new smart and connected product development projects. Our strategy focuses on three dimensions: Connect, Control and Conserve. We have introduced and plan to continue offering new products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety. Our goal is to derive 25% of our revenue from smart and connected products by 2023.

We continue to focus on sustainability by taking steps to reduce the negative impact our operations have on the environment while generating economic value by manufacturing and selling products, solutions and technologies that enable our customers to reduce the negative impact they have on the environment. As a leading global water technology company, we address some of the world's most important sustainability priorities – the conservation, control and safe use of water. Our smart and connected strategy is anchored by a commitment to connect our customers to smart systems, control those systems for optimal performance, and conserve critical water and other resources by increasing operability, efficiency, and safety. Internally, we have reduced our global water consumption and greenhouse gas emissions, improved our safety performance, made our work environment more diverse, equitable and inclusive, and maintained robust ethics and compliance programs to help ensure we do business with integrity and in accordance with high ethical standards.

We intend to generate incremental growth by targeting select acquisitions, both in our core markets and in new complementary markets. We have completed 12 acquisitions since 2012. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

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

COVID-19 Pandemic and Supply Chain Disruptions

The COVID-19 pandemic and its widespread global impact presented new and unique challenges for us, affecting our employees, operations and how we safely work, as well as impacting our customers, supply chain, channels and distribution partners. Many of our products qualify as “essential products” under local, state and national guidelines and orders. Throughout 2020, we experienced temporary shutdowns of a few of our facilities in Europe and temporarily reduced capacity at other facilities, but otherwise we were able to keep most of our facilities open and employees working, manage our supply chain and continue to make our products available to our customers. Our operations in China were impacted beginning early in the first quarter of 2020, followed by our Europe and then Americas segments, which experienced the initial impact of the pandemic late in the first quarter of 2020. Temporary closures, lockdowns and other restrictions mandated by various government authorities intended to combat the COVID-19 pandemic negatively impacted our business at varying levels within each of our operating segments as customers curtailed and reduced overall spending in response to the protective measures implemented and the resulting economic impacts. We implemented cost management and capital preservation actions early in 2020 in response to these impacts. As the second half of 2020 progressed and government-imposed restrictions subsided, we noted market activity levels increasing with sales and profits improving sequentially from the second to fourth quarters. Profits improved in part from better volumes and in part from the cost actions we executed in response to the pandemic. Results in 2021 continued that trend of improved top line growth and profit performance. However, as worldwide economies recover from the pandemic, increased market demand is straining suppliers’ ability to fill orders. This has been compounded by logistical issues throughout the supply chain. Labor shortages and other workforce disruptions have affected our manufacturing and distribution processes, as well as our suppliers, including higher absenteeism caused by illness from virus variants or quarantine measures. Our operating response and mitigation actions are discussed within Item. 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Despite these ongoing challenges, we continued to invest in our business, including new products, our connected solutions and our growth and productivity initiatives. We achieved record performance for 2021 despite the impact of the COVID-19 pandemic and the supply chain disruption, while committing to the safety of our employees, meeting our customers’ needs and continuing to invest in our long-term strategy.

Products

We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four global product lines. These product lines are:

●	Residential & commercial flow control products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection products. Residential & commercial flow control products accounted for approximately 53% of our total net sales in 2021, and 52% of our total net sales in 2020 and 2019.

●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. HVAC & gas products accounted for approximately 31% of our total net sales in 2021, 30% of our total net sales in 2020, and 31% of our total net sales in 2019. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications. Drainage & water re-use products accounted for approximately 10% of our total net sales in 2021, and 11% of our total net sales in 2020 and 2019.

●	Water quality products—includes point-of-use and point-of-entry water filtration, conditioning and scale prevention systems and monitoring and metering products for commercial, marine and residential applications. Water quality products accounted for approximately 6% of our total net sales in 2021, 7% of our total net sales in 2020, and 6% of our total net sales in 2019.

Commercial and Operational Excellence

We strive to invest in product innovation that meets the wants and needs of our customers. Our focus is on differentiated products and solutions that will provide greater opportunity to distinguish ourselves in the marketplace. Conversely, we continue to migrate away from commoditized products where it is more difficult to add value. Our goal is to be a solutions provider, not merely a components supplier. We refer to this customer-facing mindset as commercial excellence, and we are continually looking for strategic opportunities to invest or divest, where necessary, in order to meet those objectives. In conjunction with this customer-centric focus, we continually review our operations to ensure we can efficiently and effectively produce and deliver products to customers. We are also striving to simplify our administrative operations to drive further efficiencies. We call this aspect of our business operational excellence.

Customers and Markets

We sell our products to plumbing, heating and mechanical wholesale distributors and dealers, original equipment manufacturers (OEMs), specialty product distributors, and major do-it-yourself (DIY) and retail chains.

Wholesalers. Approximately 61%, 60% and 61% of our net sales in 2021, 2020 and 2019, respectively, were to wholesale distributors for commercial and residential applications.

OEMs. Approximately 15% of our net sales in 2021 and 2020, and 14% of our net sales in 2019 were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in APMEA are primarily to water heater, air conditioning, and appliance manufacturers.

Specialty. Approximately 19% of our net sales in 2021 and 2020, and 21% of our net sales in 2019 were through our specialty channel. The specialty channel primarily includes sales related to high-efficiency boilers and water heaters, water filtration and conditioning products, specialty floor and tile products, food service products and leak detection products.

DIY Chains. Approximately 5% of our net sales in 2021 and 2020, and 4% of our net sales in 2019 were to DIY chains. The DIY channel primarily includes sales related to valves and a portion of our water quality products.

In 2021, 2020 and 2019, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for $371.5 million, or 20.5%, of our total net sales in 2021; $344.1 million, or 22.8%, of our total net sales in 2020; and $359.1 million, or 22.4%, of our total net sales in 2019. Thousands of other customers constituted the balance of our net sales in each of those years.

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

Manufacturing

We have integrated and automated manufacturing capabilities, including a state-of-the-art foundry dedicated exclusively to the production of products that qualify as “lead-free” under the U.S. Safe Drinking Water Act; and machining capabilities, plastic extrusion, and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics, robotic assembly capability, laser cutting technology, and automatic screw machines for machining bronze, brass and steel components. Our heating and hot water product manufacturing capabilities include all phases of light and heavy gauge metal fabrication, incorporating the latest technology for welding and brazing, as well as laser cutting; automated and robotic applications; and metal finishing, which includes chemical passivation of stainless steel. We have invested in recent years to expand our manufacturing capabilities and to adopt the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. In 2021, we continued to invest in our systems and in our manufacturing facilities and our commercial and operational excellence initiatives.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2021	2020	2019

	(in millions)
Capital expenditures	$26.7	$43.8	$29.2
Depreciation	$31.4	$31.3	$31.0

Purchased Raw Materials and Components

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel, and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly with respect to copper and stainless steel, and currently we are experiencing high inflationary pressures in these markets. Tariffs impact the total cost of our products and the components and raw materials that go into manufacturing them. Increased tariff costs could adversely impact the gross margin we earn on our products. Because we internationally source a significant amount of raw materials and components, several months of raw materials and work in process are moving through our supply chain at any point in time. We are not able to predict whether component costs or commodity costs, including copper and stainless steel, will significantly increase or decrease in the future. If component costs or commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If component costs or commodity costs were to decline, we may experience pressure from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

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

The current global supply chain disruptions are impacting our supply of raw materials and purchased components. Refer to Item. 1A “Risk Factors” for risks related to the impact of supply chain and logistic disruptions and Item. 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure.

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

We consistently advocate for the development and enforcement of plumbing codes and standards. Our product-testing capabilities and dedicated investments are areas of strength for us. Manufacturing operations consistently maintain stringent quality control and testing procedures, thus ensuring products remain in continuous compliance with all requirements. Investment in product-testing capability and in plant and equipment also ensures ongoing continuous product compliance. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

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

New Product Development and Engineering

We retain our own product development staff, design teams, and testing laboratories in the Americas, Europe and APMEA that work to enhance our existing products and develop new products and solutions with a focus on sustainable customer-centric technological innovation and smart and connected solutions. We maintain sophisticated product development and testing laboratories and continue to invest in our smart and connected product pipeline. We employ a global new-product development process that is used to prioritize, guide and support new projects. Over the years, we have continued to bring innovation to our markets, with the continued expansion of our IntelliStation® smart mixing system with the new Connected IntelliStation Junior enhancing energy savings and safety. We also continue to focus on smart leak detection and prevention solutions for both residential and commercial applications and recently launched our Connected IntelliFlow® Washing Machine flood prevention system and ACV Assure™ Municipal Water Monitoring System solution. Our new Lync® brand offers expertly designed and pre-assembled commercial water technology system solutions improving efficiency, safety and water quality while minimizing planning, design and installation time. Our Aegis® brand delivers natural, non-toxic refrigerant-grade CO2, making Lync’s Aegis electric heat pumps one of the cleanest, most efficient and environmentally friendly ways to heat domestic water. We recently launched our Lync Element® Q as one of the world’s first hot water wellness solutions with multi-barrier pathogen mitigation. We have expanded our sustainability focused product offerings in Europe, driving energy efficiency with the launch of our Vision® wired and wireless thermostats. As we continue to expand development in APMEA, we launched a Chinese version of our successful IntelliStation Senior, significantly enhancing user experience and providing a competitive advantage in the China market. In Australia, we launched the SS009 backflow to help grow the strategic commercial market.

In 2021, we launched 21 new smart and connected product offerings. We will continue to focus on and invest in our global new product development program to leverage new technologies, inhouse expertise and our electronics capabilities to expand our smart and connected strategy.

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

Human Capital Management

We believe that our employees are our greatest asset. As of December 31, 2021, we had 4,597 employees globally, including 2,063 in the Americas, 2,239 in Europe and 295 in APMEA. At Watts, hiring the right talent is only the beginning. By developing and promoting our talented people, we are creating value for our customers and shareholders today, while advancing our Environmental, Social, and Corporate Governance (“ESG”) goals. As the economy and our business grow, so does the need for qualified candidates; hence we are always competing for talent in an environment of increasingly challenged supply. To that end, we have developed, and continue to enhance and refine, a robust and comprehensive talent management strategy that spans from talent attraction to performance management, career development and retention of our top talent and, ultimately, to succession planning across our organization. We continually strive to cultivate and support a highly engaged and productive workforce.

Talent Acquisition

●	Recruitment efforts follow a defined Talent Acquisition process.
●	We provide a robust college internship program to identify and potentially cultivate an early career pipeline of talent.
●	We are actively engaging with a select group of historically Black colleges and universities to help attract and recruit diverse professionals.
●	We engage with external professional recruiting firms to supplement our internal recruiting efforts as needed.

Professional Development

●	iLead Program. The iLead Program is our flagship program designed to build the skills of our manager level employees. It includes a series of training programs tailored to reach and serve a broad range of current and potential leaders across the organization.
●	One Watts Performance System (OWPS) Training Program. We want to make sure all employees are aligned with our operating philosophies and principles. Alignment helps us identify and eliminate waste and simplify and standardize our work, resulting in more productivity to fund our future. We have launched a global training program educating all employees on our philosophies and principles, empowering them to use OWPS tools in their daily work.
●	LinkedIn Learning Curriculum. We provide a comprehensive suite of online LinkedIn Learning courses to supplement our management development training by providing employees with relevant training on specialized topics to fill in knowledge and experience gaps.

Engagement and Performance Management

●	Senior Leader Communication and Transparency. We actively seek opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population. For example, we hold a Quarterly Connect Meeting that follows the release of our quarterly earnings and is accessible to thousands of employees across the Company.
●	Employee Engagement Surveys. We periodically conduct confidential company-wide employee engagement surveys. Feedback from these surveys provides our management team with valuable information about our workplace culture. Survey results are also reviewed with our Board and used to develop and refine other aspects of our overall human capital management and other growth strategies. During 2021, 82% of our employees participated in our global employee engagement survey, providing us with valuable feedback that we have used to create action plans for improving our workplace environment.
●	Performance Management Framework. We maintain a robust annual performance management process across the organization. Together with their managers, employees start the process by setting goals; year-end activities begin with employee self-assessments and conclude with a conversation led by the manager on goal accomplishment and defined core competencies.
●	Safety. Employee safety is one of our highest priorities and we strive for zero hazards and zero injuries by educating and training employees on safety best practices through awareness campaigns and related engagement initiatives.

Diversity, Equity & Inclusion

An integral part of our mission to build a high performance, values-driven culture is creating an inclusive culture that welcomes and celebrates diversity. Our path to innovation starts and ends with our employees, who are fundamental to the vibrancy and success of Watts. Everything we accomplish depends on creating an environment that is engaging and supportive and enables employees to perform to their potential. This is why we have initiated a comprehensive approach to diversity, equity and inclusion focusing on awareness and education programs for our leaders and employees; monitoring engagement through employee survey feedback; creating awareness with our employees about diversity, equity and inclusion topics through our company intranet, in employee meetings and on our public website; and improving our hiring and leadership development processes to increase diversity, equity and inclusion at all levels at Watts. We have also encouraged the visibility of diverse employees through the recent formation of employee resource groups, which are voluntary employee-led groups that provide a forum for employees to share common interests and experiences, gain professional development support, engage with our leadership teams, and drive initiatives to improve diversity, equity and inclusion at Watts.

Sustainability

Commitment to Sustainability

We have demonstrated our commitment to environmental sustainability by reducing our impact on the environment in multiple areas of our global business and by providing innovative products and solutions that enable our customers to reduce their impact on the environment. We are also focused on building a sustainable company by adhering to responsible business practices, prioritizing employee safety and providing our employees with opportunities for personal and professional growth, including through programs and initiatives to promote diversity, equity and inclusion. We also strive to have a positive impact on the communities in which we live and work and other communities in need through community involvement, educational partnerships and charitable giving.

Sustainability Leadership

Our Board of Directors has overall authority and responsibility for our sustainability efforts, as set forth in our Corporate Governance Guidelines. In addition to general Board oversight, our Nominating and Corporate Governance Committee is primarily responsible for oversight of governance matters, the Compensation Committee is responsible for oversight of human capital issues and the Audit Committee is responsible for oversight of our corporate ethics and compliance program. At the management level, our General Counsel and Chief Sustainability Officer, who reports directly to our Chief Executive Officer, has general oversight responsibility for all sustainability matters. Our General Counsel and Chief Sustainability Officer also chairs our global Sustainability Steering Committee, which is made up of senior company leaders and is responsible for formulating our sustainability strategy and overseeing the execution of our environmental, social and governance initiatives.

Sustainability Strategy

The materiality principle is one of the core principles of the Global Reporting Initiative (GRI). In order to address the principle of materiality, a company should undertake a process of identifying its key material topics that have the greatest financial, environmental and social impact on its business, as well as those topics regarded as highly important by its key internal and external stakeholder groups. In 2021, we conducted a sustainability materiality assessment with the assistance of an external consultant. The results of that assessment were used by the Sustainability Steering Committee to identify our key focus areas and from there to build a strategy to address the material environmental, social and governance topics identified by the materiality assessment.

Environmental Stewardship

We have made substantial progress in minimizing the environmental impact of our operations. Recent initiatives have resulted in a reduction on our global water consumption and our greenhouse gas emissions, including through the implementation of smart monitoring systems in many of our high water use facilities to promote early leak and surge detection and investments in various energy reduction projects. With respect to our product handprint, we provide a portfolio of products, components and systems that conserve water, save energy, reduce waste and preserve water quality and safety. In addition, our goal is to embed sustainability throughout the lifecycle of our products with our goal being to create safe, efficient, long-lasting products made with high-recycling-value materials wherever possible.

Social Responsibility

We are committed to creating both economic and social value and strive to have a positive impact on our global community. During 2021, we supported those in need through donations of money and products to several non-profit charitable organizations and through the volunteer efforts of our employees. One example was our ongoing partnership with the Planet Water Foundation. During 2021, we worked with Planet Water to fund the construction of six AquaTowers and AquaSan systems, which provide clean, safe drinking water for up to 10,800 people in Cambodia, India, Mexico, the Philippines and Vietnam.

Governance, Business Ethics, and Compliance

We believe that good corporate governance and an environment of high ethical standards are important for us to achieve business success and to create value for our stockholders. Our Board is committed to high governance standards and continually works to improve them. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities on corporate governance and employed by other public companies and consider changes to our corporate governance policies and practices in light of such guidance and interpretations. We have adopted a Code of Business Conduct applicable to all officers, employees and Board members worldwide that serves as the foundation for our ethics and compliance program, and drives policy development, training initiatives, and reinforcement of our values throughout the global organization.

Recognition

In 2021, we were recognized for the third year in a row as one of Newsweek’s Most Responsible Companies. We placed 100th overall in the Newsweek rankings and 5th within our industry classification.

More information about our sustainability efforts is included in our latest Sustainability Report, available at https://investors.wattswater.com/sustainability. The material in our Sustainability Report is for informational purposes only and is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Information about Our Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	59	Chief Executive Officer, President, Chairperson of the Board and Director
Shashank Patel	61	Chief Financial Officer
Monica Barry	51	Chief Human Resources Officer
Kenneth R. Lepage	51	General Counsel, Chief Sustainability Officer & Secretary
Elie A. Melhem	58	President, Asia-Pacific, the Middle East & Africa
Munish Nanda	57	President, Americas & Europe
Non-Employee Directors
Christopher L. Conway(2)(3)	66	Director
Michael J. Dubose(2)(3)	66	Director
David A. Dunbar(1)(3)	60	Director
Louise K. Goeser(2)(3)	68	Director
Jes Munk Hansen(2)(3)	54	Director
W. Craig Kissel(3)	71	Lead Independent Director
Joseph T. Noonan	40	Director
Merilee Raines(1)(3)	66	Director
Joseph W. Reitmeier(1)(3)	57	Director
(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Robert J. Pagano, Jr. has served as Chief Executive Officer, President and a director of our Company since May 2014 and as Chairperson of the Board of Directors since February 2022. He also served as interim Chief Financial Officer from October 2014 to April 2015 and from April 2018 to July 2018. Mr. Pagano previously served as Senior Vice President of ITT Corporation and President, ITT Industrial Process from April 2009 to May 2014. Mr. Pagano originally joined ITT in 1997 and served in several additional management roles during his career at ITT, including as Vice President Finance, Corporate Controller, and President of Industrial Products. ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Prior to joining ITT, Mr. Pagano worked at KPMG LLP. Mr. Pagano is a Certified Public Accountant. Mr. Pagano has also served as a member of the Board of Directors of Applied Industrial Technologies, Inc. since August 2017. Applied Industrial Technologies is a distributor of bearings, power transmission products, fluid power components and other industrial supplies and provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services.

Shashank Patel has served as Chief Financial Officer of our Company since July 2018. Mr. Patel previously worked at Xylem Inc. from the time of its spin-off from ITT Corporation in 2011 until June 2018. While at Xylem, Mr. Patel served as Vice President, Finance for Xylem Applied Water Systems, Dewatering and the America’s Commercial Team from July 2017 to June 2018, Integration Leader for the Sensus business from August 2016 to June 2017, Vice President, Finance for Global Operations from April 2016 to July 2016, Interim Chief Financial Officer of Xylem from July 2015 to March 2016, and Vice President, Finance for the Applied Water Systems division from 2011 to July 2015. Mr. Patel also served in several leadership roles in finance, operations and engineering at ITT from 1996 until the spin-off of Xylem in 2011. Xylem is a global designer, manufacturer and equipment and service provider for water and wastewater applications. Mr. Patel has served as a member of the Board of Directors of Federal Signal Corporation since October 2021. Federal Signal Corporation designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers.

Monica Barry has served as Chief Human Resources Officer since October 2021. Ms. Barry previously served as Vice President, Talent Management, Organizational Development and Corporate Human Resources Business Partner with Colfax Corporation from February 2020 to September 2021. Colfax is a global diversified technology company that provides specialty medical technologies and fabrication technology products and services. Ms. Barry served as Vice President, Global Talent, Learning & Development and Inclusion from July 2015 to January 2020 and as Vice President, Human Resources, Health Sector from August 2012 to October 2015 for Johnson Matthey, PLC. Johnson Matthey is a provider of catalyst systems for emission control within vehicles, products and processing services for the efficient use and transformation of natural resources, active pharmaceutical ingredients for a variety of treatments and drugs, and emerging opportunities in battery materials and fuel cells. From 2010 to 2012, Ms. Barry served as Director Human Resources, North America Supply Chain & Labor Relations for The Campbell Soup Company. Prior to 2010, Ms. Barry held several human resources and operations management positions with FMC Corporation.

Kenneth R. Lepage has served as General Counsel and Secretary of the Company since August 2008 and as Chief Sustainability Officer since May 2021. Mr. Lepage also previously served as Chief Human Resources Officer of the Company from April 2020 to October 2021 and from December 2009 to October 2015. Mr. Lepage originally joined the Company in September 2003 as Assistant General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Lepage was a Junior Partner at the law firm of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

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

W. Craig Kissel has served as a director of our Company since October 2011. Mr. Kissel has served as Lead Independent Director of our Board of Directors since February 2022 and served as the Chairperson of our Board of Directors from October 2014 to February 2022. Mr. Kissel previously was employed by American Standard Companies Inc. from 1980 until his retirement in September 2008. American Standard was a leading worldwide supplier of air conditioning and heating systems, vehicle control systems, and bathroom china and faucet ware. During his time at American Standard, Mr. Kissel served as President of Trane Commercial Systems from 2004 to June 2008, President of WABCO Vehicle Control Systems from 1998 to 2003, President of the Trane North American Unitary Products Group from 1994 to 1997, Vice President of Trane Marketing of the North American Unitary Products Group from 1992 to 1994 and held various other management positions at Trane from 1980 to 1991. From 2001 to 2008, Mr. Kissel served as Chairman of American Standard’s Corporate Ethics and Integrity Council, which was responsible for developing the company’s ethical business standards. Mr. Kissel also served in the U.S. Navy from 1973 to 1978. Mr. Kissel served as a director of Chicago Bridge & Iron Company from May 2009 until its merger with McDermott International, Inc. in May 2018 and then Mr. Kissel served as a member of the board of directors of McDermott International until June 2020. McDermott International is a global provider of technology, engineering and construction solutions for the energy industry.

Joseph T. Noonan has served as a director of our Company since May 2013. Mr. Noonan is currently an angel investor and advisor to consumer, software and technology-enabled companies. Mr. Noonan served as Founder and Chief Executive Officer of Linger Home, Inc., a direct-to-consumer home textile brand, from August 2018 to January 2020.

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

Merilee Raines has served as a director of our Company since February 2011. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc. from October 2003 until her retirement in May 2013. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President and Treasurer of Finance, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes diagnostic and information technology-based products and services for companion animals, livestock, poultry, water quality and food safety, and human point of care diagnostics. Ms. Raines served as a member of the Board of Directors of Affymetrix, Inc., a provider of life science and molecular diagnostic products that enable analysis of biological systems at the gene, protein and cell level, from January 2015 until it was acquired in March 2016. Ms. Raines also served as a member of the Board of Directors of Aratana Therapeutics, Inc., a pet therapeutics company focused on licensing, developing and commercializing biopharmaceutical products for companion animals, from February 2014 until it was acquired in July 2019. Ms. Raines served as a member of the Board of Directors of Benchmark Electronics, Inc., a worldwide provider of engineering services, integrated technology solutions and electronic manufacturing services from May 2018 to June 2021. Ms. Raines has served as a member of the Board of Directors of TransMedics Group, Inc., a medical technology company providing novel systems for the preservation and transport of organs to be used for transplant, since January 2021. Ms. Raines has also served as a member of the Board of Directors of Ocular Therapeutix, Inc., a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye, since September 2021.

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

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and OEM manufacturers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. An economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. If economic conditions worsen in the future, our revenues and profits could decrease or trigger additional goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material effect on our financial condition and results of operations.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and prospects.

Future sales expansion or contraction may be dependent on the duration and severity of the evolving COVID-19 pandemic as well as a number of macroeconomic challenges caused by the pandemic, which could have a material adverse effect on our business, financial condition and results of operations. Global health concerns pertaining to COVID-19 and related government actions taken to reduce the spread of the virus continue to impact the economic environment and significantly increase economic uncertainty. The pandemic has caused governmental authorities to implement numerous measures to try to contain the virus, including ongoing travel restrictions, quarantines, and business limitations and shutdowns. The health and safety measures we’ve adopted to slow and limit the spread of the COVID-19 pandemic have resulted in reduced production capacity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown, and they may be lifted, extended, or reinstated, and additional measures may be imposed due to new outbreaks and variants of COVID-19 in various regions. The measures imposed have resulted in supply chain disruption, volatility in demand and higher absenteeism in our manufacturing facilities. There remains a risk of future employee health concerns, and we cannot predict whether any of our manufacturing facilities will experience disruptions or how long such disruptions would last. While we are unable to predict the magnitude of such impact at this time, the loss of, or significant reduction in, purchases by our customers could materially impair our business, operating results, prospects and financial condition.

The reopening of global economies in 2021 created supply chain disruptions and inflationary pressures, and virus variants have caused labor shortages and the need for additional health and safety measures. These challenges could cause economic disruption and could have a material adverse effect on our business if customers reduce capital or overall spending and if the supply chain disruptions continue. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our facilities, customers and suppliers, as well as the time it takes for normal economic and business conditions to resume, all of which are uncertain and cannot be predicted. We may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, payment delays, and defaults or bankruptcy of our third-party customers and suppliers, which could adversely affect our consolidated financial condition, liquidity and results of operations. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

The extent of the effects of the COVID-19 pandemic on us remains uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. There is no guarantee that our efforts to mitigate the impact of COVID-19 will be effective.

The impact of supply chain and logistics disruptions may adversely affect our business and operations. Changes in the costs of raw materials and purchased components, including imposition of or changes in tariff rates, could reduce our profit margins. Reductions or interruptions in the supply of raw materials, components or finished goods from supply sources could adversely affect our ability to meet our customer delivery commitments.

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The costs and availability of raw materials and components may be subject to change due to, among other things, interruptions in production by suppliers, changes in worldwide price, demand levels, exchange rates and imposition of or changes in tariff rates. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials and purchased components for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. Commodity prices, particularly copper and stainless-steel prices, have experienced tremendous volatility over the past several years. Should commodity costs or purchased component costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs or purchased component costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers including due to pandemics or other public health crises, suppliers’ allocations to other purchasers and new laws, tariffs or regulations.

As a global manufacturer and distributor, we are facing additional risks related to ongoing disruptions and increased costs in our supply chain and logistics, including:

●	Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure or our suppliers’ failure to meet the demand for raw materials and components could adversely affect our business and results of operations.
●	We are currently experiencing supply shortages and inflationary pressures for certain components and raw materials, including but not limited to stainless steel and electronic components, such as semiconductors, that are important to our manufacturing processes. When facing supply-related challenges, we may increase our inventories and purchase commitments to shorten lead times and to help maintain adequate inventories to meet customer expectations.
●	There is the possibility of supply chain normalization in 2022 which could result in inventory destocking in the channels we sell through. If destocking were to happen, it could adversely impact our financial results.
●	Logistical disruptions with respect to container capacity on ships, port congestion and in-road trucking delays in shipping may cause us to have to use more expensive expedited freight or other costly methods to ship our products, as well as result in longer lead times for our customers.
●	Illness, labor shortages, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We and our suppliers may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or increase our costs.

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

Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

●	unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders;
●	our failure to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom’s Bribery Act of 2010;
●	trade protection measures and import or export duties or licensing requirements, which could increase our costs of doing business internationally;
●	potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;
●	difficulty in staffing and managing widespread operations, which could reduce our productivity;
●	costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;
●	laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;
●	unexpected changes in regulatory requirements, which may be costly and require time to implement; and
●	foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our net sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 38% of our net sales during the years ended December 31, 2021, and 37% of our net sales during the years ended December 31, 2020 and 2019 were from sales outside of the U.S. We cannot predict whether currencies such as the euro, Canadian dollar, Chinese yuan, or other currencies in which we transact will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

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

Cyber security attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cyber security may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, distributors, vendors, suppliers, and their products. We currently have a larger percentage of our workforce working remotely due to the COVID-19 pandemic, which may heighten these risks. In addition, we have designed products and services that connect to and are part of the “Internet of Things” which may also be vulnerable to cyber security breaches. We have experienced cyber security attacks and may continue to experience them going forward, potentially with more frequency. In addition, cybersecurity and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness and expose us to substantial fines or other penalties.

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

One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and solutions and increase market share for our existing product lines. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve anticipated revenues, cost synergies, profitability or cash flows that justify our investment in them. We have faced increasing competition for acquisition candidates, which has resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of risks, including, but not limited to:

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

Climate change, and legislation or regulations addressing climate change, may have an adverse impact on our business and results of operations.

The impacts of climate change are highly unpredictable and vary depending on geographical location, but could include changing temperatures, droughts, water shortages, wildfires, changes in weather and rainfall patterns, changes in sea levels, and changing storm patterns and intensities. These impacts present several potential challenges to water and energy related products, such as potential degradation of water quality and changes in water conservation or energy efficiency requirements, particularly during periods of increased precipitation, flooding, or water shortages. Inclement weather and extreme weather events may have varying impacts on our business. Certain events may disrupt the operations of our customers, creating customer shutdowns that prevent or defer sales of our product, while other events may drive increased demand for our products, which may create volatility in our financial results. Additionally, these events may disrupt our own operations and the operations of our suppliers, including the operation of manufacturing plants, the transportation of raw materials from our suppliers, and the transportation of products to our customers, any of which may increase our costs, reduce our productivity and adversely affect our business, financial condition, results of operations and prospects. Additionally, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, including limitations on greenhouse gas emissions, which could increase our costs or require additional investments in our facilities and equipment. New legislation and regulatory requirements may also impact our customers and suppliers, which could affect demand for our products or our ability to source key materials. In addition, our customers and suppliers may impose their own requirements with respect to climate change and greenhouse gas emissions. Any failure to comply with those requirements may also affect demand for our products or our ability to source key materials. Any failure to achieve our own goals with respect to reducing our impact on the environment, or any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, resulting in an adverse effect on our business or damage to our reputation.

Our ability to achieve savings through our restructuring and business transformation activities may be adversely affected by management’s ability to fully execute the plans as a result of local regulations, geo-political risk or other factors within or beyond the control of management.

We have implemented a number of restructuring and business transformation activities, which include steps that we believe are necessary to enhance the value and performance of the Company, including reducing operating costs and increasing efficiencies throughout our manufacturing, sales and distribution footprint. Factors within the control of management, or factors beyond management’s control such as local labor regulations or legal or political intervention, may change the total estimated costs or the timing of when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring or business transformation activities timely or if additional or unanticipated issues such as labor disruptions, inability to retain key personnel during and after the transformation or higher exit costs arise, our expected cost savings may not be met and our operating results could be negatively affected. In addition, our restructuring and transformation activities may place substantial demands on our management, which could lead to diversion of management’s attention from other business priorities and result in a reduced customer focus.

The requirements to evaluate goodwill, indefinite-lived intangible assets and long-lived assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

As of December 31, 2021, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $600.7 million, $35.9 million, $92.7 million and $200.7 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In 2021, 2020 and 2019, none of our goodwill reporting units or our indefinite lived tradenames were impaired. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2020, we recognized a pre-tax non-cash impairment charge of $1.4 million related to a long-lived asset and a technology intangible asset in which market value expectations indicated the carrying amounts of these assets were in excess of the fair value. In 2021 and 2019, none of our long-lived assets were impaired.

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

In 2021, our top ten customers accounted for approximately 21% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations.

Our credit facility may limit our ability to pay dividends, incur additional debt and make acquisitions and other investments.

Our revolving credit facility contains operational and financial covenants that restrict our ability to make distributions to stockholders, incur additional debt and make acquisitions and other investments unless we satisfy certain financial tests and comply with various financial ratios. If we do not maintain compliance with these covenants, our creditors could declare a default under our revolving credit facility, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our indebtedness may be affected by changes in economic or business conditions beyond our control. Further, one of our strategies is to increase our revenues and profitability and expand our business through acquisitions. We may require capital in excess of our available cash and the unused portion of our revolving credit facility to make large acquisitions, which we would generally obtain from access to the credit markets. There can be no assurance that if a large acquisition is identified that we would have access to sufficient capital to complete such acquisition. Should we require additional debt financing above our existing credit limit, we cannot be assured such financing would be available to us or available to us on reasonable economic terms

Our inability to attract and retain key personnel may adversely affect our business.

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

As of December 31, 2021, Timothy P. Horne beneficially owned 6,004,290 shares of Class B common stock. Our Class B common stock entitles its holders to ten votes for each share, and our Class A common stock entitles its holders to one vote per share. As of December 31, 2021, Timothy P. Horne beneficially owned approximately 17.9% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.7% of our outstanding shares of Class B common stock, which represents approximately 68.4% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and subsequent sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of December 31, 2021, there were outstanding 27,584,525 shares of our Class A common stock and 6,024,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

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

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Fort Worth, TX	Manufacturing/Distribution	Leased
Fort Myers, FL	Manufacturing/Distribution	Leased
Blauvelt, NY	Manufacturing/Distribution	Leased
Sparks, NV	Distribution Center	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased
Groveport, OH	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Rosières, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Owned
Monastir, Tunisia	Manufacturing	Leased
St. Neots, United Kingdom	Distribution	Leased

Asia-Pacific, Middle East, and Africa:

Location	Principal Use	Owned/Leased
Ningbo, Beilun, China	Manufacturing	Owned
Shanghai, China	APMEA Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased
Dubai, United Arab Emirates	Distribution	Leased
Perth, Australia	Distribution	Leased
Melbourne, Australia	Distribution	Leased

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

The number of record holders of our Class A common stock as of January 23, 2022 was 63. The number of record holders of our Class B common stock as of January 23, 2022 was 10.

Aggregate common stock dividend payments in 2021 were $34.3 million, which consisted of $28.2 million and $6.1 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2020 were $31.4 million, which consisted of $25.7 million and $5.7 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities
(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
September 27, 2021 – October 24, 2021	—	$—	—	—
October 25, 2021 – November 21, 2021	—	$—	—	—
November 22, 2021 - December 31, 2021	239	$193.96	—	—
Total	239	$193.96	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2021 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
September 27, 2021 – October 24, 2021	7,040	$173.72	7,040	$100,400,573
October 25, 2021 – November 21, 2021	6,559	$196.48	6,559	$99,111,847
November 22, 2021 - December 31, 2021	8,954	$192.83	8,954	$97,385,284
Total	22,553	$187.90	22,553
(1)	On February 7, 2019, we announced that the Board of Directors had approved a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2016 and that all dividends were reinvested.

Cumulative Total Return

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Watts Water Technologies, Inc.	100.00	117.84	101.20	158.06	194.67	312.71
S & P 500	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39

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

Item 6.   [Reserved]

Not applicable.

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

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. We have completed 12 acquisitions since 2012. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

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

COVID-19 Pandemic and Supply Chain Disruptions

The COVID-19 pandemic materially impacted our operating results in 2020. The impact was most pronounced during the second quarter of 2020, which was shortly after the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. However, as the second half of 2020 progressed and government-imposed restrictions subsided, we noted market activity levels increasing with sales and profits improving sequentially from the second to fourth quarters. Profits improved in part from better volumes and in part from the cost actions we executed in response to the pandemic. Results in 2021 continued that trend of improved top line growth and profit performance. However, there are still end markets we serve that may take time to recover, and potential regional COVID-19 outbreaks and associated restrictions may occur that could further impact our operating results.

We remain diligent as a Company to mitigate potential future outbreaks in our facilities by taking precautions to reduce the spread of COVID-19 while maintaining our production capabilities. We continue to focus on the health and safety of our employees by maintaining continuous adherence to social distancing guidelines, temperature monitoring, encouraging vaccinations, enabling remote work and hybrid work schedules where feasible, providing personal protective equipment and providing COVID-19 information, which includes the latest CDC and other government protocols and our Pandemic Plan.

Further, we believe the actions we have taken over the last several years to strengthen our portfolio and increase customer focus, along with aggressively paying down debt, have put us in a strong financial position. We maintain ample liquidity to work through these uncertain times, including the refinancing of our credit facility in the second quarter of 2021, and we continue to invest for the future. Our experienced management team is proactively managing this situation and we are well positioned to respond to challenges presented by the COVID-19 pandemic as they arise.

Our revenues improved in all three geographic segments for 2021 as compared to 2020, primarily driven by the global economic recovery, as well as from incremental price increases. Although, we continue to see recovery in certain markets, future sales expansion or contraction is dependent on the duration and severity of the evolving COVID-19 pandemic. Factors affecting our results include supply chain disruptions, the construction lending markets, investments and capital spending in building services construction markets, labor shortages, additional governmental actions that may or may not be taken, and numerous other uncertainties, including COVID-19 vaccination rates, the impact of virus variants and vaccination efficacy.

As worldwide economies recover from the pandemic, increased market demand is straining suppliers’ ability to fill orders. This has been compounded by logistical issues with respect to container capacity on ships, port congestion and in-road trucking. The global shortage of electronic components like semiconductors and other raw materials continues to challenge our supply chain. We are also experiencing higher transportation costs, including expedited freight cost, as well as rising prices for commodities and other raw materials. Labor shortages and other workforce disruptions have primarily affected our supply chain, manufacturing and distribution processes, as well as our suppliers, including higher absenteeism caused by illness from virus variants or quarantine measures. While we were able to effectively manage these issues during 2021, we cannot predict how supply chain disruptions and related costs may impact our ability to service our customers or the potential impact on our profit margins.

Due to the above circumstances and as described generally in this Form 10-K, our results of operations for the year ended December 31, 2021 are not necessarily indicative of future results. Management cannot predict the full impact of the COVID-19 pandemic on our sales, supply chain disruptions, manufacturing and distribution or on economic conditions generally, including effects on customer spending. The extent of the effects of the COVID-19 pandemic on us remains uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. For further information regarding the impact of COVID-19 pandemic and supply chain disruptions on us, see Item 1A, “Risk Factors.”

Financial Overview

Net sales for 2021 increased 19.9%, or $300.6 million, on a reported basis and 17.3%, or $260.1 million, on an organic basis, compared to 2020, primarily driven by the global economic recovery across all of our operating segments, as well as incremental price increases. The reported sales increase included the impact of foreign exchange movements of 2.0%, or $29.9 million, primarily driven by a stronger euro, and a net increase in acquired/divested sales of $10.6 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $239.6 million increased by $58.5 million, or 32.3%, in 2021 compared to 2020. This increase was primarily driven by higher sales volume, price, savings from productivity and restructuring actions, partially offset by higher inflation including logistic and freight costs, investments, incentives and the return of expenses related to business normalization.

Despite the challenges presented by the COVID-19 pandemic and supply chain disruptions in 2021, we continued to drive commercial and operational excellence, invest in our business through capital expenditures, the acquisition discussed in the section below, and invest in product innovation, technology, including our smart and connected products and solutions, and commercial excellence, as we strove to meet the needs of our customers.

Management’s discussion and analysis of our financial condition, results of operations and cash flows as of and for the year ended December 31, 2019 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Acquisitions

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

Recent Developments

On February 4, 2022, Munish Nanda, President of Americas and Europe, provided notice of his intention to retire from the Company. Mr. Nanda has agreed to remain in his current role as President of Americas and Europe until a successor is in place. Mr. Nanda has further agreed that after he has transferred his responsibilities as President of Americas and Europe to a successor, he will remain employed in a different role until May 2023 to assist with the transition and provide advisory services. We expect to enter into a transition and retention agreement with Mr. Nanda to document these arrangements.

On February 7, 2022, the Board of Directors voted unanimously to name Robert J. Pagano, Jr., the Company’s Chief Executive Officer, as the new Chairperson of the Board effective immediately. The Board also voted unanimously to name the former Chairperson of the Board, W. Craig Kissel, as Lead Independent Director. The Company’s Corporate Governance Guidelines prevent any Board member from being renominated for election to the Board after their 72nd birthday, and as such Mr. Kissel will not be eligible to stand for reelection at the 2023 Annual Meeting of Stockholders. The Board decided to make this change now in order to have an orderly transition of responsibilities.

On February 7, 2022, we declared a quarterly dividend of twenty-six cents ($0.26) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2022 to stockholders of record on March 1, 2022.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the years ended December 31, 2021 and December 31, 2020 were as follows:

	Year Ended		Year Ended			% Change to
	December 31, 2021		December 31, 2020			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,207.2	66.7%	$1,025.7	68.0%	$181.5	12.0%
Europe	517.4	28.6	424.9	28.2	92.5	6.1
APMEA	84.6	4.7	58.0	3.8	26.6	1.8
Total	$1,809.2	100.0%	$1,508.6	100.0%	$300.6	19.9%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$170.7	$71.9	$17.5	$260.1	11.3%	4.8%	1.2%	17.3%	16.7%	17.0%	31.5%
Foreign exchange	5.5	20.6	3.8	29.9	0.4	1.3	0.3	2.0	0.5	4.8	6.5
Acquired/divested, net	5.3	—	5.3	10.6	0.3	—	0.3	0.6	0.5	—	7.9
Total	$181.5	$92.5	$26.6	$300.6	12.0%	6.1%	1.8%	19.9%	17.7%	21.8%	45.9%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$110.6	$19.6	$7.8	$32.7	$170.7	19.1%	25.8%	9.6%	11.3%
Europe	40.2	31.4	0.3	—	71.9	14.4	21.9	11.5	—
APMEA	17.1	0.5	—	(0.1)	17.5	32.4	16.1	—	—
Total	$167.9	$51.5	$8.1	$32.6	$260.1

Organic net sales in the Americas increased primarily due to higher volume and price in all of our channels. The higher volume in 2021 was primarily supported by the global economic recovery, as well as strong repair and replacement activity and the positive impact on our wholesale and DIY channels from the February 2021 severe weather freeze in the South-Central U.S. We estimate the impact of the severe weather freeze drove approximately 3% of incremental sales for the region in 2021.

Organic net sales in Europe increased primarily due to higher volume and price, with volume growth in most regions in 2021 driven by the global economic recovery. More specifically, net sales increased due to higher demand in our plumbing products within the French wholesale market, in our HVAC products within the Italy and Germany OEM markets driven by government energy incentives, and due to the recovery in our marine-based drains products in the second half of 2021.

Organic net sales in APMEA increased primarily due to higher volumes in China, Australia, New Zealand and the Middle East, primarily from the global economic recovery. The sales growth in China was primarily driven by higher demand for commercial valves within data centers.

The net increase in sales due to foreign exchange was primarily due to the appreciation of the euro against the U.S. dollar in 2021. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisitions/divestitures relates to three immaterial acquisitions, one in the APMEA segment in the third quarter of 2020, one in the Americas segment in the fourth quarter of 2020 and one in the Americas segment in the fourth quarter of 2021, partially offset by an immaterial divestiture in our APMEA segment during the third quarter of 2020.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020

	(dollars in millions)
Gross profit	$767.1	$625.4
Gross margin	42.4%	41.5%

Gross profit and gross margin increased primarily from higher sales volume, price and productivity savings, partially offset by material and labor costs inflation, higher logistic and freight costs to expedite components and product, and the return of expenses related to business normalization.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $75.8 million, or 17.5%, in 2021 compared to 2020. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$62.0	14.3%
Foreign exchange	7.3	1.7
Acquired/divested, net	6.5	1.5
Total	$75.8	17.5%

The organic increase was primarily due to higher variable costs from the higher sales volume of $21.3 million, an increase in short-term and long-term compensation costs of $20.1 million based on expected attainment levels, an increase in investments of $17.8 million, including new products, commercial excellence, and technology, the return of expenses related to business normalization of $10.8 million, increased general inflation of $5.5 million, as well as product liability and insurance costs of $3.1 million compared to 2020. These increases were partially offset by $18.2 million due to productivity and restructuring savings. The increase in foreign exchange was mainly due to the appreciation of the euro against the U.S. dollar. The acquired/divested, net SG&A costs related to three immaterial acquisitions, partially offset by SG&A costs related to an immaterial divestiture. Total SG&A expenses, as a percentage of sales, were 28.1% in 2021 compared to 28.7% in 2020.

Restructuring. In 2021, we recorded a net restructuring charge of $19.3 million, primarily for costs related to a 2021 French restructuring program that was approved in the second quarter of 2021. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

Other long-lived asset impairment charges. In 2020, we recorded impairment charges of $1.4 million in our Americas segment, primarily relating to $1.0 million for a long-lived asset impairment charge and $0.4 million related to a technology intangible asset in which market value expectations indicated the carrying amounts of these assets were in excess of the fair value.

Operating Income (Loss). Operating income (loss) by geographic segment for 2021 and 2020 was as follows:

				% Change to
				Consolidated
	Year Ended December 31,			Operating
	2021	2020	Change	Income

	(dollars in millions)
Americas	$211.0	$166.3	$44.7	24.7%
Europe	63.6	50.2	13.4	7.4
APMEA	14.4	3.5	10.9	6.0
Corporate	(49.4)	(38.9)	(10.5)	(5.8)
Total	$239.6	$181.1	$58.5	32.3%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$36.7	$28.2	$7.2	$(10.6)	$61.5	20.3%	15.5%	4.0%	(5.9)%	33.9%	22.1%	56.2%	—%	27.3%
Foreign exchange	0.9	3.4	0.6	—	4.9	0.5	1.9	0.3	—	2.7	0.5	6.8	—	—
Acquired	(0.7)	—	0.8	—	0.1	(0.4)	—	0.4	—	—	(0.4)	—	—	—
Restructuring, impairment charges	7.8	(18.2)	2.3	0.1	(8.0)	4.3	(10.0)	1.3	0.1	(4.3)	4.7	(36.3)	—	(0.3)
Total	$44.7	$13.4	$10.9	$(10.5)	$58.5	24.7%	7.4%	6.0%	(5.8)%	32.3%	26.9%	26.7%	—%	27.0%

The increase in organic operating income was due to higher sales volume, price, savings from productivity initiatives and restructuring actions in response to the COVID-19 pandemic. These increases were partially offset by material and labor costs inflation, higher logistics and freight costs, the return of expenses related to business normalization, compensation costs and investments.

Interest Expense. Interest expense decreased $7.0 million, or 52.6%, in 2021 as compared to 2020 primarily due to a decline in interest rates as well as a reduction in the principal balance of debt outstanding. Refer to Note 11 of Notes to

Consolidated Financial Statements in this Annual Report on Form10-K for further details.

Other (income) expense, net. Other (income) expense increased $1.8 million to an income balance of $0.8 million compared to 2020. The increase was primarily due to more favorable net foreign currency transaction gains.

Income Taxes. Our effective income tax rate decreased to 29.2% in 2021, from 31.6% in 2020. The tax rate decreased primarily because the inclusion of an increase in the valuation allowance in the prior year income tax rate as a result of 2020 final tax regulations, which was partially offset by the net tax adjustment related to the restructuring of our Mexican manufacturing supply chain operations.

Net Income. Net income for 2021 was $165.7 million, or $4.88 per common share on a diluted basis, compared to $114.3 million, or $3.36 per common share on a diluted basis, for 2020. Results for 2021 include an after-tax charge of $14.1 million, or $0.42 per common share, for restructuring and $7.2 million, or $0.22 per common share, for an income tax adjustment related to the restructuring of our Mexican manufacturing supply chain operations.

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

Liquidity and Capital Resources

2021 Cash Flows

We generated $180.8 million of net cash from operating activities in 2021 as compared to $228.8 million in 2020. The decrease in cash generated was primarily due to a proactive decision to increase inventory in response to a combination of strong market demand and disrupted supply chains, partially offset by higher net income.

We used $30.7 million of net cash for investing activities in 2021 compared to $54.8 million used in 2020. We spent $17.1 million less on capital expenditures and $6.1 million less for acquisitions in 2021 compared to 2020. We received $5.1 million in cash proceeds from the sale of property, plant and equipment in 2021.

We used $118.6 million of net cash from financing activities in 2021 primarily due to long-term debt repayments of $95.0 million, dividend payments of $34.3 million, tax withholding payments on vested stock awards of $9.6 million and payments of $16.0 million to repurchase approximately 110,000 shares of Class A common stock. These payments were partially offset by proceeds from drawdowns on our line of credit totaling $40.0 million.

On March 30, 2021, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Second Amended Credit Agreement amends and restates the Amended Credit Agreement (defined below) to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Second Amended Credit Agreement increases our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusts certain fees to reflect market conditions and reduces the 1.00% floor on the adjusted LIBOR rate to 0.00%.The senior unsecured revolving credit facility under the Second Amended Credit Agreement (the " New Revolving Credit Facility") also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2021, we had drawn down $145.0 million on this line of credit and had $14.0 million in letters of credit outstanding, which resulted in $641.0 million of unused and available credit under the New Revolving Credit Facility. Borrowings outstanding under the New Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. The weighted average interest rate on debt outstanding under the New Revolving Credit Facility as of December 31, 2021 was 1.17%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 5 of the Notes to Consolidated Financial Statements and interest rates under the New Revolving Credit Facility as of December 31, 2021 was 1.82%. In addition to paying interest under the Second Amended Credit Agreement, we are also required to pay certain fees in connection with the New Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Second Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Second Amended Credit Agreement. We may repay loans outstanding under the Second Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Second Amended Credit Agreement. As of December 31, 2021, we were in compliance with all covenants related to the Second Amended Credit Agreement.

On April 24, 2020, we and certain of our subsidiaries entered into the Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the other lenders referred to therein (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the previous Credit Agreement (the “Prior Credit Agreement”) in its entirety while increasing the amount of revolving credit available from $500 million to $800 million and extending the maturity by one additional year to February 2022. The senior unsecured revolving credit facility (the “Revolving Credit Facility”) also included sublimits of $100 million for letters of credit and $15 million for swing line loans. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020. Borrowings outstanding under the Revolving Credit Facility bore interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times was not less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times was not less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars.

As of December 31, 2021, we held $242.0 million in cash and cash equivalents. Of this amount, $195.9 million was held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our New Revolving Credit Facility. We believe that our financial resources allow us to manage the anticipated impacts of the COVID-19 pandemic on our business operations for the foreseeable future. We anticipate the impacts of COVID-19 will continue to evolve, and, as a result we will continue to evaluate our financial position as additional information becomes available, particularly relating to COVID-19. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

Covenant Compliance

Under the Second Amended Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2021. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Second Amended Credit Agreement. The Second Amended Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Second Amended Credit Agreement, includes all long and short-term debt, finance lease obligations and any trade letters of credit that are outstanding, less cash and cash equivalents on the balance sheet.

As of December 31, 2021, our actual financial ratios calculated in accordance with the Second Amended Credit Agreement compared to the required levels under the Second Amended Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level
Interest Charge Coverage Ratio	51.4 to 1.00	3.50 to 1.00
Maximum level
Leverage Ratio	0.00 to 1.00	3.50 to 1.00

As of December 31, 2021, we were in compliance with all covenants related to the Second Amended Credit Agreement.

In addition to financial ratios, the Second Amended Credit Agreement contains affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreement.

Working capital (defined as current assets less current liabilities) as of December 31, 2021 was $453.0 million compared to $396.7 million as of December 31, 2020. The ratio of current assets to current liabilities was 2.1 to 1 as of December 31, 2021 compared to 2.3 to 1 as of December 31, 2020. The increase in working capital is primarily related to the increase in inventory as a result of the supply chain disruptions.

Material Cash Requirements

We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs for the next 12 months and thereafter for the foreseeable future.

We anticipate investing between $40 million to $50 million in capital expenditures in the next 12 months to improve our manufacturing capabilities and invest in technology and other commercial and operational excellence initiatives.

We anticipate spending approximately $15 million in the next 12 months related to the French restructuring program that was approved in 2021. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

We intend to continue to repurchase shares of Class A common stock consistent with prior years. The repurchases are executed from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined based on our evaluation of market conditions and other factors, see Note 12 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

While we presently intend to continue to pay comparable quarterly cash dividends on both Class A and B common stock, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $14.0 million as of December 31, 2021 and $16.2 million as of December 31, 2020. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore, they do not necessarily represent future cash flow obligations.

Our contractual obligations as of December 31, 2021 are presented in the following table:

		Next	Beyond
Contractual Obligations	Total	12 Months	12 Months

	(in millions)
Long-term debt obligations, including current maturities(a)	$145.0	$—	$145.0
Operating lease obligations(b)	60.0	10.4	49.6
Finance lease obligations(c)	3.6	1.4	2.2
Pension contributions(d)	9.2	0.5	8.7
Interest(e)	17.1	5.0	12.1
2017 Tax Act Toll Tax payable(f)	18.7	—	18.7
Capital expenditures(g)	6.8	6.8	—
Other(h)	66.4	59.9	6.5
Total	$326.8	$84.0	$242.8
(a)	Relates to the drawdown on the line of credit under the Second Amended Credit Agreement as recognized in the consolidated balance sheet. See Note 11 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(b)	Relates to the lease liabilities recognized for right-of-use assets of operating leases with a lease term longer than twelve months. See Note 5 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(c)	Relates to the lease liabilities recognized for right-of-use assets of financing leases with a lease term longer than twelve months. See Note 5 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(d)	Relates to estimated future obligations for the Europe pension plans. See Note 14 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(e)	Represents the current estimate of future interest payments due on the current drawdown on the line of credit under the Second Amended Credit Agreement referenced above at (a).

(f)	Relates to the 2017 Tax Act one time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which was payable over a number of years.

(g)	Relates to capital expenditure obligations included in investment totals of $40 million to $50 million discussed above.

(h)	The majority relates to commodity commitments, as well as the contingent consideration related to two immaterial acquisitions.

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

A reconciliation of U.S. GAAP results to these adjusted non-GAAP measures is provided below (dollars in millions, except per share amounts):

	Year Ended
	December 31,	December 31,
	2021	2020

Net sales	$1,809.2	$1,508.6

Operating income - as reported	239.6	181.1
Operating margin %	13.2%	12.0%

Adjustments for special items:
Restructuring	19.3	9.9
Footprint optimization	—	1.1

Acquisitions / divesture costs / adjustments:
- Other long-lived asset impairment charge	—	1.4
- Acquisition related costs	—	1.3
- Loss on disposal	—	0.6
- Earnout adjustment	—	(1.5)
Total acquisitions / divesture costs / adjustments	—	1.8

Total adjustments for special items	$19.3	$12.8

Operating income - as adjusted	$258.9	$193.9
Adjusted operating margin %	14.3%	12.9%

Net income - as reported	$165.7	$114.3

Adjustments for special items - tax effected:
Restructuring	14.1	7.4
Footprint optimization	—	0.8
Tax adjustments	7.2	9.7

Acquisitions / divesture costs / adjustments:
- Other long-lived asset impairment charge	—	1.0
- Acquisition related costs	—	1.0
- Net gain on disposal	—	(0.7)
- Earnout adjustment	—	(1.5)
Total acquisitions / divesture costs / adjustments	—	(0.2)

Total adjustments for special items - tax effected:	$21.3	$17.7

Net income as adjusted	$187.0	$132.0

Diluted earnings per share - as reported	$4.88	$3.36
Adjustments for special items	0.64	0.52
Diluted earnings per share - as adjusted	$5.52	$3.88

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Year Ended December 31,
	2021	2020

	(in millions)
Net cash provided by operating activities	$180.8	$228.8
Less: additions to property, plant, and equipment	(26.7)	(43.8)
Plus: proceeds from the sale of property, plant, and equipment	5.1	2.2
Free cash flow	$159.2	$187.2
Net income —as reported	$165.7	$114.3
Cash conversion rate of free cash flow to net income	96.1%	163.8%

Our free cash flow declined in 2021 when compared to 2020 primarily driven by a proactive decision to increase inventory in response to a combination of strong market demand and disrupted supply chains, partially offset by higher net income and lower net capital expenditures.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at December 31, 2021 was (9.3)% for 2021 compared to (2.0)% in 2020. The decrease was driven by an increase in net cash outstanding of $23.1 million and a reduction of debt outstanding of $56.3 million at December 31, 2021 compared to December 31, 2020. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,
	2021	2020

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	141.9	198.2
Less: cash and cash equivalents	(242.0)	(218.9)
Net debt	$(100.1)	$(20.7)

A reconciliation of capitalization is provided below:

	December 31,
	2021	2020

	(in millions)
Net debt	$(100.1)	$(20.7)
Total stockholders’ equity	1,173.2	1,069.8
Capitalization	$1,073.1	$1,049.1
Net debt to capitalization ratio	(9.3)%	(2.0)%

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no significant changes in our accounting policies or significant changes in our accounting estimates during 2021.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect our more significant estimates and assumptions.

Revenue recognition

We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. When determining the transaction price of each contract, we consider contractual consideration payable by the customer and variable consideration that may affect the total transaction price. Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience. We regularly review our estimates of variable consideration on the transaction price and recognize changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.

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

Inventory valuation

Inventories are stated at the lower of cost or net realizable value with costs determined primarily on a first-in first-out basis. We evaluate the need to record adjustments for excess or obsolete inventory at least quarterly. We utilize both specific product identification and historical product demand as the basis for estimating our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to three years in sales to calculate inventory on hand that exceeds estimated demand. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any estimated recoverable amounts based on historical experience. Changes in market conditions, lower-than- expected customer demand or changes in technology or features could result in additional excess or obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

In 2021, we had seven reporting units. One of these reporting units, Water Quality, had no goodwill. We performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA.

As of our October 24, 2021 testing date, we had $605.8 million of goodwill on our balance sheet. As a result of our qualitative analyses, we determined that the fair values of the six reporting units noted above were more likely than not greater than the carrying amounts. In 2021, we did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative analyses could result in the reporting unit fair value not exceeding the carrying amounts and could lead to impairment.

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition and we have recorded certain trademarks and trade names as indefinite-lived intangible assets. Values assigned to intangible assets are typically determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2021 impairment assessment, which occurred as of October 24, 2021, we performed a qualitative assessment for all trademarks and tradenames as each intangible asset’s fair value significantly exceeded the carrying value in the previous quantitative assessment performed, each had sales growth in 2021, sales growth is expected in the trademark or tradename in 2022, and no other indicators of impairment were present. As a result of our qualitative analyses, we determined that the fair values of the indefinite-lived intangibles assets were more likely than not greater than the carrying amounts. If we were to perform a quantitative assessment, the methodology we employ is the relief from royalty method, a subset of the income approach. During 2021, 2020, and 2019, no impairment was recognized on our indefinite-lived intangible assets. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative analyses could result in the trademark’s or trade name’s fair value not exceeding its carrying amount and could lead to impairment.

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

For our product liability cases in the U.S., we establish a product liability accrual, which includes estimated legal costs associated with accrued claims. For our most significant volume of liability matters, we utilize third-party actuarial valuations which incorporate historical trend factors including, but not limited to, claim frequency and loss severity, and our specific claims experience derived from loss reports provided by third-party claims administrators to establish our product liability accrual. The product liability accrual represents the estimated ultimate losses for all reported and incurred but not reported claims. For the remainder of our product liability accrual, where we do not utilize third-party actuarial valuations, we maintain insurance and calculate potential product liability accruals which includes legal costs associated with the accrued claims on a case by case basis. Changes in the nature and volume of product liability claims, legal costs, or the actual settlement amounts could affect the adequacy of the estimates and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported. Any material change in the aforementioned factors could have an adverse impact on our operating results for any particular period depending, in part, upon the operating results for such period.

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

A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider estimated future taxable income, future reversals of the deferred tax liabilities, and tax planning strategies, in assessing the need for a valuation allowance. Changes in the relevant facts, including the accuracy of our estimated future taxable income, can significantly impact the judgment or need for valuation allowances. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2021, we released $22.1 million of our valuation allowance on foreign tax credits related to the additional foreign source income resulting from our restructured Mexican manufacturing supply chain operations. See Note 9 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of December 31, 2021 was a liability balance of less than $0.1 million.

Under the Second Amended Credit Agreement, our earnings and cash flows are exposed to fluctuations in LIBOR-indexed interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we receive the one-month USD-LIBOR subject to a 0.00% floor, and we pay a fixed rate of 1.02975% on a notional amount of $100.0 million. The swap matures on March 30, 2026. Information about our long-term debt including principal amounts and related interest rates appears in Note 11 of Notes to the Consolidated Financial Statements, and information on our interest rate swaps appears in Note 16 of the Notes to the Consolidated Financial Statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Item 9B.   OTHER INFORMATION.

None.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Information about Our Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 11, 2022 is incorporated herein by reference.

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

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 11, 2022 is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 11, 2022 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, about the shares of Class A common stock that may be issued upon the exercise of stock options, settlement of performance stock awards and vesting of deferred stock awards issued under the Company’s Second Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Second Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be				available for future issuance
	issued upon exercise of		Weighted‑average exercise		under equity compensation
	outstanding options,		price of outstanding options,		plan (excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	398,190	(1)	$52.92	(2)	1,758,892	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	398,190	(1)	$52.92	(2)	1,758,892	(3)
(1)	Represents 3,756 outstanding options, 178,250 performance stock awards and 131,582 deferred stock awards under the Second Amended and Restated 2004 Stock Incentive Plan, and 84,602 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)	Represents the weighted-average exercise price of the 3,756 outstanding options.

(3)	Includes 1,038,783 shares available for future issuance under the Second Amended and Restated 2004 Stock Incentive Plan, and 720,109 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 11, 2022 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 11, 2022 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	85

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product liability accrual

As discussed in Notes 10 and 15 to the consolidated financial statements, the Company’s product liability accrual as of December 31, 2021 was $22.2 million. The Company is generally self-insured for potential product liability claims. For its most significant volume of liability matters, the Company uses third-party actuarial valuations, which incorporate historical trend factors and its specific claims experience derived from loss reports provided by third-party claims administrators, to establish its product liability accrual.

We identified the evaluation of the product liability accrual as a critical audit matter. A high degree of auditor judgment and actuarial professionals with specialized skills and knowledge were required to (1) assess the actuarial methods used, and (2) evaluate the estimated ultimate losses on claims that are based on application of loss development factors to historical claims experience.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the product liability accrual, which included controls over the review of the actuarial valuations and selection of estimated ultimate losses, as well as completeness and accuracy of claims data used in the actuarial valuations. We tested current year claims data used to estimate the product liability accrual by selecting certain claims and comparing them to relevant underlying claim information, including documentation of claim payments. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

●	assessing the actuarial methods used to calculate the product liability accrual for consistency with generally accepted actuarial standards;
●	assessing the loss development factors by comparing them to historical loss development factors and industry loss development trends;
●	evaluating the weighting of actuarial methods used to derive ultimate losses.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

February 22, 2022

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Year Ended December 31,
	2021	2020	2019
Net sales	$1,809.2	$1,508.6	$1,600.5
Cost of goods sold	1,042.1	883.2	923.0
GROSS PROFIT	767.1	625.4	677.5
Selling, general and administrative expenses	508.2	432.4	476.1
Restructuring	19.3	9.9	4.3
Other long-lived asset impairment charge	—	1.4	—
Loss on disposition	—	0.6	—
OPERATING INCOME	239.6	181.1	197.1
Other (income) expense:
Interest income	—	(0.2)	(0.4)
Interest expense	6.3	13.3	14.1
Other (income) expense, net	(0.8)	1.0	(0.5)
Total other expense	5.5	14.1	13.2
INCOME BEFORE INCOME TAXES	234.1	167.0	183.9
Provision for income taxes	68.4	52.7	52.4
NET INCOME	$165.7	$114.3	$131.5
Basic EPS
NET INCOME PER SHARE	$4.90	$3.37	$3.86
Weighted average number of shares	33.8	33.9	34.1
Diluted EPS
NET INCOME PER SHARE	$4.88	$3.36	$3.85
Weighted average number of shares	33.9	34.0	34.2
Dividends declared per share	$1.01	$0.92	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$165.7	$114.3	$131.5
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustments	(28.0)	31.4	(5.0)
Cash flow hedges	0.7	(0.6)	(4.7)
Other comprehensive (loss) income	(27.3)	30.8	(9.7)
Comprehensive income	$138.4	$145.1	$121.8

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242.0	$218.9
Trade accounts receivable, less reserve allowances of $10.3 million at December 31, 2021 and $11.1 million at December 31, 2020	220.9	197.6
Raw materials	119.4	79.6
Work in process	20.4	16.1
Finished goods	230.9	167.9
Total Inventories	370.7	263.6
Prepaid expenses and other current assets	27.9	29.4
Total Current Assets	861.5	709.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	608.8	608.6
Accumulated depreciation	(408.1)	(396.3)
Property, plant and equipment, net	200.7	212.3
OTHER ASSETS:
Goodwill	600.7	602.4
Intangible assets, net	128.6	141.8
Deferred income taxes	3.5	4.4
Other, net	60.6	67.8
TOTAL ASSETS	$1,855.6	$1,738.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$143.4	$110.1
Accrued expenses and other liabilities	186.9	137.4
Accrued compensation and benefits	78.2	65.3
Total Current Liabilities	408.5	312.8
LONG-TERM DEBT	141.9	198.2
DEFERRED INCOME TAXES	40.5	51.1
OTHER NONCURRENT LIABILITIES	91.5	106.3
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,584,525 shares at December 31, 2021 and 27,478,512 shares at December 31, 2020	2.8	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,024,290 shares at December 31, 2021 and 6,144,290 shares at December 31, 2020	0.6	0.6
Additional paid-in capital	631.2	606.3
Retained earnings	665.9	560.1
Accumulated other comprehensive loss	(127.3)	(100.0)
Total Stockholders’ Equity	1,173.2	1,069.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,855.6	$1,738.2

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in millions, except share information)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	27,646,465	$2.8	6,329,290	$0.6	$568.3	$440.7	$(121.1)	$891.3
Net income	—	—	—	—	—	131.5	—	131.5
Other comprehensive loss	—	—	—	—	—	—	(9.7)	(9.7)
Comprehensive income								121.8
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	38,288	—	—	—	2.1	—	—	2.1
Stock-based compensation	—	—	—	—	17.8	—	—	17.8
Stock repurchase	(227,620)	—	—	—	—	(19.5)	—	(19.5)
Net change in restricted stock units	79,283	—	—	—	3.3	(7.4)	—	(4.1)
Common stock dividends	—	—	—	—	—	(31.4)	—	(31.4)
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	$978.0
Net income	—	—	—	—	—	114.3	—	114.3
Other comprehensive income	—	—	—	—	—	—	30.8	30.8
Comprehensive income								145.1
Shares of Class B common stock converted to Class A common stock	135,000	—	(135,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	4,666	—	—	—	0.4	—	—	0.4
Stock-based compensation	—	—	—	—	12.7	—	—	12.7
Stock repurchase	(331,531)	—	—	—	—	(28.9)	—	(28.9)
Net change in restricted stock units	83,961	—	—	—	1.7	(7.8)	—	(6.1)
Common stock dividends	—	—	—	—	—	(31.4)	—	(31.4)
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	165.7	—	165.7
Other comprehensive loss	—	—	—	—	—	—	(27.3)	(27.3)
Comprehensive income							—	138.4
Shares of Class B common stock converted to Class A common stock	120,000	—	(120,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	1,440	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	22.9	—	—	22.9
Stock repurchase	(109,998)	—	—	—	—	(16.0)	—	(16.0)
Net change in restricted stock units	94,571	—	—	—	1.9	(9.6)	—	(7.7)
Common stock dividends	—	—	—	—	—	(34.3)	—	(34.3)
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	1,173.2

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$165.7	$114.3	$131.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.4	31.3	31.0
Amortization of intangibles	13.7	15.2	15.6
Loss on disposal and impairment of property, plant and equipment and other	1.4	4.0	0.8
Stock-based compensation	22.9	12.7	17.8
Deferred income tax	(8.2)	7.0	1.3
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(30.2)	32.2	(15.0)
Inventories	(113.7)	18.7	17.0
Prepaid expenses and other assets	(0.8)	0.7	(1.6)
Accounts payable, accrued expenses and other liabilities	98.6	(7.3)	(4.4)
Net cash provided by operating activities	180.8	228.8	194.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(26.7)	(43.8)	(29.2)
Proceeds from the sale of property, plant and equipment	5.1	2.2	0.1
Proceeds from the sale of business, and other	—	2.0	—
Business acquisitions, net of cash acquired	(9.1)	(15.2)	(42.7)
Net cash used in investing activities	(30.7)	(54.8)	(71.8)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	40.0	407.5	82.0
Payments of long-term debt	(95.0)	(517.5)	(127.0)
Payments for withholding taxes on vested awards	(9.6)	(7.8)	(7.4)
Payments for finance leases and other	(1.4)	(2.1)	(1.6)
Payments on contractual call option	—	—	(2.8)
Proceeds from share transactions under employee stock plans	0.1	0.5	2.1
Debt issuance costs	(2.4)	(2.2)	—
Payments to repurchase common stock	(16.0)	(28.9)	(19.5)
Dividends	(34.3)	(31.4)	(31.4)
Net cash used in financing activities	(118.6)	(181.9)	(105.6)
Effect of exchange rate changes on cash and cash equivalents	(8.4)	7.1	(1.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23.1	(0.8)	15.6
Cash and cash equivalents at beginning of year	218.9	219.7	204.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$242.0	$218.9	$219.7

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$12.1	$20.4	$43.3
Cash paid, net of cash acquired	9.1	15.2	42.7
Liabilities assumed	$3.1	$5.2	$0.6
Issuance of stock under management stock purchase plan	$0.6	$0.6	$1.8
CASH PAID FOR:
Interest	$6.9	$12.2	$17.1
Income taxes	$73.0	$45.6	$50.8

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

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2021, 2020 and 2019, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method. Market value is determined by replacement cost or net realizable value. The Company utilizes both specific product identification and historical product demand as the basis for estimating its excess or obsolete inventory reserve, which is evaluated at least quarterly. The Company identifies all inventories that exceed a range of one to three years in sales to calculate inventory on hand that exceeds estimated demand. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of the Company’s products contain recoverable materials, therefore the excess and obsolete reserve is established net of any estimated recoverable amounts based on historical experience. Changes in market conditions, lower-than-expected customer demand or changes in technology or features could result in additional excess or obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

Leases

The Company has leases for the following classes of underlying assets: real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company determines if an arrangement qualifies as a lease at its inception. The Company, as the lessee, recognizes in the consolidated balance sheets a liability to make lease payments and a right-of-use asset (“ROU”) representing the right to use the underlying asset for both finance and operating leases with a lease term longer than twelve months. The Company elected the short-term lease recognition exemption for all leases that qualify and does not recognize ROU assets or lease liabilities for short-term leases. The Company recognizes short-term lease payments on a straight-line basis over the lease term in the consolidated statements of operations. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified.

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

ROU assets for operating and finance leases are assessed for impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment- Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in a remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in the consolidated statements of operations.

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

Stock-Based Compensation

The Company records compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards for restricted stock awards and deferred stock awards. Stock-based compensation expense for restricted stock awards and deferred stock awards is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The performance stock units offered by the Company to employees are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period of the respective grant. The Company does not reclassify the benefits associated with tax deductions in excess of recognized compensation cost from operating activities to financing activities in the consolidated statements of cash flows.

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

Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The Company had an interest rate swap and foreign exchange hedges designated as cash flow hedges as of December 31, 2021. Refer to Note 16 for further details.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $69.4 million, $55.0 million and $57.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $45.6 million, $42.2 million and $39.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Revenue Recognition

The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. When determining the transaction price of each contract, we consider contractual consideration payable by the customer and variable consideration that may affect the total transaction price. Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience. The Company regularly reviews its estimates of variable consideration on the transaction price and recognizes changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The worldwide spread of COVID-19 has created uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are uncertain and difficult to predict. The use of estimates in specific accounting policies is described further below as appropriate. Actual results could differ from those estimates.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted this standard in the second quarter of 2021, and it did not have a material impact on the Company’s financial statements.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Restructuring costs:
2021 France Actions	$19.7	$—	$—
Other Actions	(0.4)	9.9	4.3
Total restructuring charges	$19.3	$9.9	$4.3

The Company recorded pre-tax restructuring in its business segments as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Americas	$(0.3)	$6.1	$—
Europe	19.5	1.3	4.3
APMEA	0.1	2.4	—
Corporate	—	0.1	—
Total	$19.3	$9.9	$4.3

2021 France Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program includes the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. The program is expected to include pre-tax charges totaling approximately $26.3 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 80 positions at the Méry, France facility. As a result of the facility consolidations, the net headcount reduction in France is expected to be approximately 40 positions. Total net after-tax charges for this restructuring program are expected to be approximately $19.0 million (including approximately $2.0 million in non-cash charges), with costs being incurred through the second half of 2022, at which time the restructuring program is expected to be completed. The Company expects to spend approximately $0.7 million in capital expenditures to consolidate operations, of which $0.6 million was spent as of December 31, 2021. Annual cash savings, net of tax, are estimated to be approximately $3.0 million, which the Company expects to fully realize by 2023.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2021 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2021	$16.9	$0.9	$0.9	$1.0	$19.7
Remaining costs to be incurred	4.5	—	0.9	1.2	6.6
Total expected restructuring costs	$21.4	$0.9	$1.8	$2.2	$26.3

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the year ended December 31, 2021 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2020	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	16.9	0.9	0.9	1.0	19.7
Utilization and foreign currency impact	(7.0)	(0.7)	(0.9)	(0.5)	(9.1)
Balance at December 31, 2021	$9.9	$0.2	$—	$0.5	$10.6

Other Actions

The Company periodically initiates other actions which are not part of a major program. Total “Other Actions” pre-tax restructuring charges was a credit of $0.4 million and expense of $9.9 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Included in “Other Actions” for the year ended December 31, 2020, were actions taken in the Americas, Europe and APMEA segments and Corporate primarily in response to the COVID-19 pandemic. For the year ended December 31, 2021 total pre-tax charges for the 2020 “Other Actions” were reduced by approximately $0.8 million due to revised estimates for severance costs, health benefits and outplacement support. This resulted in total expected program restructuring charges of approximately $9.7 million, of which $9.5 million has been incurred through December 31, 2021. The remaining expected costs relate to facility exit and other exit costs and are expected to be completed in the first half of 2022. The restructuring reserve associated with these actions as of December 31, 2021 was approximately $0.9 million and primarily related to severance benefits.

Also included in “Other Actions” for the year ended December 31, 2021 were $0.4 million of charges related to an asset retirement obligation at one of our facilities. An additional $1.6 million of facility exit charges related to the decommissioning of machinery at this facility is expected to be incurred in the first half of 2022.

Included in “Other Actions” for the year ended 2019 were European restructuring activities that were initiated in 2018 and extended through 2019.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	Year ended December 31, 2021
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$694.4	$332.9	$78.8	$1,106.1
OEM	96.5	181.5	5.5	283.5
Specialty	337.7	—	0.3	338.0
DIY	78.6	3.0	—	81.6
Total	$1,207.2	$517.4	$84.6	$1,809.2

	Year ended December 31, 2021
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$697.4	$188.0	$67.6	$953.0
HVAC and Gas Products	308.6	237.0	12.9	558.5
Drainage and Water Re-use Products	92.8	87.8	2.8	183.4
Water Quality Products	108.4	4.6	1.3	114.3
Total	$1,207.2	$517.4	$84.6	$1,809.2

	Year ended December 31, 2020
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$580.3	$279.0	$52.8	$912.1
OEM	75.9	143.3	3.1	222.3
Specialty	288.5	—	2.1	290.6
DIY	81.0	2.6	—	83.6
Total	$1,025.7	$424.9	$58.0	$1,508.6

	Year ended December 31, 2020
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$584.6	$157.8	$44.1	$786.5
HVAC and Gas Products	263.9	184.0	11.7	459.6
Drainage and Water Re-use Products	75.8	79.4	1.1	156.3
Water Quality Products	101.4	3.7	1.1	106.2
Total	$1,025.7	$424.9	$58.0	$1,508.6

The Company generally considers customer purchase orders, which in some cases are governed by master sales agreements, to represent the contract with a customer. The Company’s contracts with customers are generally for products only and typically do not include other performance obligations such as professional services, extended warranties, or other material rights. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected not to assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment from the Company’s manufacturing site or distribution center, or delivery to the customer’s named location. In certain circumstances, revenue from shipments to retail customers is recognized only when the product is consumed by the customer, as based on the terms of the arrangement, transfer of control is not satisfied until that point in time. In determining whether control has transferred, the Company considers if there is a present right to payment, physical possession and legal title, along with risks and rewards of ownership having transferred to the customer. In certain circumstances, the Company manufactures customized products without alternative use for its customers. However, as these arrangements do not entitle the Company to a right to payment of cost plus a profit for work completed, the Company has concluded that control transfers at the point in time and not over time.

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

The timing of revenue recognition, billings and cash collections from the Company’s contracts with customers can vary based on the payment terms and conditions in the customer contracts. In limited cases, customers will partially prepay for their goods. In addition, there are constraints which cause variability in the ultimate consideration to be recognized. These constraints typically include early payment discounts, volume rebates, rights of return, cooperative advertising, and market development funds. The Company includes these constraints in the estimated transaction price when there is a basis to reasonably estimate the amount of variable consideration. These estimates are based on historical experience, anticipated future performance and the Company’s best judgment at the time. The Company did not recognize any material revenue from obligations satisfied in prior periods. When the timing of the Company’s recognition of revenue is different from the timing of payments made by the customer, the Company recognizes a contract liability (customer payment precedes performance). For all periods presented, the recognized contract liabilities and the associated revenue deferred are not material to the consolidated financial statements.

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

(5) Leases

The Company adopted ASC 842 effective January 1, 2019. The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 93% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed and variable lease payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
	(in millions)	(in millions)
Operating Leases (1)
Real Estate	$43.4	$48.1
Automobile	2.2	3.2
Machinery and equipment	1.3	1.3
Total operating lease ROU Asset	$46.9	$52.6

Finance Leases (2)
Real Estate	$—	$15.8
Automobile	0.1	0.1
Machinery and equipment	7.3	7.8
Less: Accumulated depreciation	(4.2)	(10.8)
Finance Leases, net	$3.2	$12.9
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of December 31, 2021 was as follows:

	December 31, 2021
	Operating Leases	Finance Leases

	(in millions)
2022	$10.4	$1.4
2023	8.9	1.0
2024	6.8	0.8
2025	6.1	0.4
2026	4.4	—
Thereafter	23.4	—
Total undiscounted minimum lease payments	$60.0	$3.6
Less imputed interest	9.2	0.2
Total lease liabilities	$50.8	$3.4
Included in the consolidated balance sheet
Current lease liabilities (included in other current liabilities)	8.8	1.5
Non-Current lease liabilities (included in other non-current liabilities)	42.0	1.9
Total lease liabilities	$50.8	$3.4

The total lease cost consisted of the following amounts:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
	(in millions)	(in millions)
Operating lease cost	$11.7	$12.1
Amortization of finance lease right-of-use assets	1.5	1.5
Interest on finance lease liabilities	0.1	0.2
Short-term lease cost	0.1	0.1
Sublease (income)	(0.2)	(0.2)
Variable lease cost	2.8	2.6
Total lease cost	$16.0	$16.3

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	December 31, 2021	December 31, 2020
	(in millions)	(in millions)
Operating cash flows from operating leases	$11.3	$11.8
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	1.4	2.1
Total cash paid for amounts included in the measurement of lease liabilities	12.8	14.1
Finance lease liabilities arising from obtaining right-of-use assets	0.4	2.1
Operating lease liabilities arising from obtaining right-of-use assets	4.9	24.7

The following summarizes additional information related to operating and finance leases:

	December 31, 2021		December 31, 2020
Weighted-average remaining lease term - finance leases	3.0	years	3.4	years
Weighted-average remaining lease term - operating leases	8.5	years	9.0	years
Weighted-average discount rate - finance leases	3.2%		3.5%
Weighted-average discount rate - operating leases	3.5%		3.6%

(6) Goodwill & Intangibles

Goodwill

The Company performs its annual goodwill impairment testing for each reporting unit as of fiscal October month-end or earlier if there is a triggering event or circumstance that indicates an impairment loss may have occurred. As of the October 24, 2021 testing date, the Company had $605.8 million of goodwill on its balance sheet. In 2021, the Company had seven reporting units. One of these reporting units, Water Quality, had no goodwill. The Company performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA. As a result of the qualitative analyses, the Company determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2021 and 2020, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

In the fourth quarter of 2021, the Company completed an acquisition within the Americas segment resulting in $8.4 million of goodwill. The acquisition is not considered material to the Company’s consolidated financial statements. The changes in the carrying amount of goodwill by geographic segment were as follows:

	December 31, 2021
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2021	Period	and Other	2021	2021	the Period	2021	2021

	(in millions)
Americas	$482.5	8.4	$—	$490.9	$(24.5)	—	$(24.5)	$466.4
Europe	252.1	—	(9.2)	242.9	(129.7)	—	(129.7)	113.2
APMEA	34.9	—	(0.9)	34.0	(12.9)	—	(12.9)	21.1
Total	$769.5	8.4	$(10.1)	$767.8	$(167.1)	—	$(167.1)	$600.7

	December 31, 2020
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2020	Period	and Other	2020	2020	the Period	2020	2020

	(in millions)
Americas	$476.8	$5.5	$0.2	$482.5	$(24.5)	$—	$(24.5)	$458.0
Europe	241.4	—	10.7	252.1	(129.7)	—	(129.7)	122.4
APMEA	30.0	3.9	1.0	34.9	(12.9)	—	(12.9)	22.0
Total	$748.2	$9.4	$11.9	$769.5	$(167.1)	$—	$(167.1)	$602.4

Long-Lived Assets

Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is “more likely than not” that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. In 2021, the Company performed a qualitative assessment for all tradenames, and in 2020 and 2019 performed a qualitative assessment for certain tradenames where the fair value significantly exceeded the carrying value in the most recent quantitative assessment, and no other indicators of impairment were present. For the remaining tradenames in 2020 and 2019, the Company performed a quantitative assessment. The methodology employed for quantitative assessments was the relief from royalty method, a subset of the income approach. Based on the results of the assessments, the Company did not recognize an impairment on any indefinite-lived intangibles in 2021, 2020 or 2019.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pre-tax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pre-tax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows. In 2020, the Company recognized a $1.0 million impairment charge for a long-lived asset and $0.4 million impairment charge for an amortizable technology asset, both within the Americas segment, as changes in market expectations indicated the carrying amount of these assets were no longer recoverable. In 2021 and 2019, there were no indications of the carrying amounts of intangible assets with estimable lives not being recoverable.

Intangible assets include the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.1	$(16.1)	$—	$16.1	$(16.0)	$0.1
Customer relationships	237.5	(173.1)	64.4	236.2	(165.8)	70.4
Technology	58.6	(40.7)	17.9	58.0	(36.4)	21.6
Trade names	26.8	(16.9)	9.9	27.0	(15.1)	11.9
Other	4.3	(3.8)	0.5	4.3	(3.7)	0.6
Total amortizable intangibles	343.3	(250.6)	92.7	341.6	(237.0)	104.6
Indefinite-lived intangible assets	35.9	—	35.9	37.2	—	37.2
	$379.2	$(250.6)	$128.6	$378.8	$(237.0)	$141.8

Aggregate amortization expense for amortized intangible assets for 2021, 2020 and 2019 was $13.7 million, $15.2 million and $15.6 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $13.0 million for 2022, $12.3 million for 2023, $12.0 million for 2024, $10.5 million for 2025 and $9.8 million for 2026. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 7.6 years. Customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 7.8 years, 4.1 years, 10.9 years and 15.6 years, respectively. Indefinite-lived intangible assets include trade names and trademarks.

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2021	2020

	(in millions)
Raw materials	$119.4	$79.6
Work-in-process	20.4	16.1
Finished goods	230.9	167.9
	$370.7	$263.6

Raw materials, work-in-process and finished goods are net of valuation reserves of $36.7 million and $37.3 million as of December 31, 2021 and 2020, respectively. Finished goods of $10.6 million and $16.3 million as of December 31, 2021 and 2020, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2021	2020

	(in millions)
Land	$12.6	$13.2
Buildings and improvements	190.6	194.3
Machinery and equipment	394.5	386.6
Construction in progress	11.1	14.5
Property, plant and equipment, at cost	608.8	608.6
Accumulated depreciation	(408.1)	(396.3)
Property, plant, and equipment, net	$200.7	$212.3

(9) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2021	2020

	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$21.5	$22.5
Intangibles	29.0	31.7
Goodwill	25.1	23.6
Foreign earnings	2.2	4.2
Operating lease ROU assets	8.6	11.0
Other	3.2	2.9
Total deferred tax liabilities	89.6	95.9
Deferred income tax assets:
Accrued expenses	10.7	7.8
Product liability	5.9	6.1
Operating lease liabilities	8.9	11.2
Stock based compensation	6.2	4.9
Foreign tax credits	13.8	34.4
Net operating loss carry forward	6.6	7.5
Capital loss carry forward	1.7	1.0
Inventory reserves	9.4	9.0
Other	9.6	9.4
Total deferred tax assets	72.8	91.3
Less: valuation allowance	(20.2)	(42.1)
Net deferred tax assets	52.6	49.2
Net deferred tax liabilities	$(37.0)	$(46.7)

The provision for income taxes is based on the following pre-tax income:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Domestic	$139.6	$96.8	$119.9
Foreign	94.5	70.2	64.0
	$234.1	$167.0	$183.9

The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Current tax expense:
Federal	$32.0	$13.4	$18.7
Foreign	30.3	25.3	25.5
State	14.4	6.9	6.4
	76.7	45.6	50.6
Deferred tax expense (benefit):
Federal	(4.8)	14.8	2.5
Foreign	(2.4)	(6.7)	(2.1)
State	(1.1)	(1.0)	1.4
	(8.3)	7.1	1.8
	$68.4	$52.7	$52.4

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

Actual income taxes reported are different than what would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Computed expected federal income expense	$49.2	$35.0	$38.6
State income taxes, net of federal tax benefit	6.6	4.6	6.3
Foreign tax rate differential	4.3	2.7	4.2
Restructuring of manufacturing supply chain operations	29.3	—	—
Valuation allowance	(22.1)	12.9	—
GILTI HTE	—	(2.1)	—
Unrecognized tax benefits, net	2.0	(0.3)	0.7
Other, net	(0.9)	(0.1)	2.6
	$68.4	$52.7	$52.4

In 2021, the Company restructured its Mexican manufacturing supply chain operations, which resulted in $29.3 million in additional tax expense, and was offset by a $22.1 million release of the valuation allowance on foreign tax credits, for a net tax of $7.2 million. The additional tax expense was primarily related to the prepayment of future royalties from the new structure, which resulted in current foreign source income. The foreign tax credit benefit significantly offset the additional tax expense resulting from the new supply chain structure.

At December 31, 2021, the Company had foreign and domestic net operating loss carry forwards of $24.6 million and $2.6 million, respectively, for income tax purposes before considering valuation allowances; $24.6 million of the foreign losses can be carried forward indefinitely, $1.8 million of the domestic losses expire between 2035 and 2040 and $0.8 million can be carried forward indefinitely. The net operating losses consist of $24.6 million related to Austrian operations and $2.6 million related to United States operations.

At December 31, 2021, the Company had a U.S. capital loss carry forward of $1.7 million before considering valuation allowances that will expire in 2025.

At December 31, 2021 and December 31, 2020, the Company had foreign tax credit carry forwards of $13.8 million and $34.4 million, respectively, for income tax purposes before considering valuation allowances. The foreign tax credit carryforwards expire between 2027 and 2031.

At December 31, 2021 and December 31, 2020, the Company had valuation allowances of $20.2 million and $42.1 million, respectively.  At December 31, 2021, $12.4 million related to foreign tax credits, $6.1 million related to Austrian net operating losses, and $1.7 million related to the domestic capital loss carry forward. At December 31, 2020, $34.4 million related to foreign tax credits, $6.7 million related to Austrian net operating losses, and $1.0 million related to the domestic capital loss carry forward. The $21.9 million decrease from December 31, 2020 to December 31, 2021 in the valuation allowance mainly related to foreign tax credits utilized against additional foreign source income due to supply chain restructuring. Management believes that the ability of the Company to use such foreign tax credits and losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, after December 2017, the Company considers all of its foreign earnings to be permanently reinvested outside of the U.S. and has no plans to repatriate these foreign earnings to the U.S.

Unrecognized Tax Benefits

As of December 31, 2021, the Company had gross unrecognized tax benefits of approximately $8.5 million, approximately $5.0 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of allowable correlative adjustments that are available for certain jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

(in millions)
Balance at January 1, 2021	$11.7
Increases related to prior year tax positions	1.1
Decreases related to prior year tax positions	(1.4)
Decreases due to lapse in statutes	(2.2)
Currency movement	(0.7)
Balance at December 31, 2021	$8.5

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2021 may decrease by $2.6 million to $3.3 million in the next twelve months, as a result of lapses in statutes of limitations and settlements and $1.7 million to $2.2 million of which, if recognized, would affect the effective tax rate.

The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., France, Germany, Italy and Canada. The statute of limitations in the U.S. is subject to tax examination for 2018 and later; France, Germany, Italy and Canada are subject to tax examination for 2016 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state, local or international jurisdictions for tax years before 2014.

The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

(10) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2021	2020

	(in millions)
Commissions and sales incentives payable	$57.1	$44.6
Product liability	22.2	22.1
Shipping / freight payable	16.9	5.3
Other	77.4	57.5
Income taxes payable	13.3	7.9
	$186.9	$137.4

(11) Financing Arrangements

The Company’s debt consists of the following:

	December 31,
	2021	2020

	(in millions)
Line of Credit due March 2026	$145.0	—
Line of Credit due February 2022	—	200.0
Less debt issuance costs (deduction from debt liability)	(3.1)	(1.8)
Total long-term debt	$141.9	$198.2

Principal payments during each of the next five years are due as follows (in millions): 2022: $0; 2023: $0; 2024: $0; 2025: $0; 2026: $145.0.

On March 30, 2021, the Company entered into the Second Amended Credit Agreement. The Second Amended Credit Agreement amends the Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026 (“New Revolving Credit Facility”). Among other changes, the Second Amended Credit Agreement increases the Company’s maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusts certain fees to reflect market conditions and reduces the 1.00% floor on the adjusted LIBOR rate to 0.00%.

The New Revolving Credit Facility also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2021, the Company had drawn down $145.0 million on this line of credit and had $14.0 million in letters of credit outstanding, which resulted in $641.0 million of unused and available credit under the New Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. The weighted average interest rate on debt outstanding under the New Revolving Credit Facility as of December 31, 2021 was 1.17%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 16 of the Notes to Consolidated Financial Statements and interest rates under the New Revolving Credit Facility as of December 31, 2021 was 1.82%. As of December 31, 2021, the Company was in compliance with all covenants related to the Second Amended Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $14.0 million as of December 31, 2021 and $16.2 million as of December 31, 2020. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

The Amended Credit Agreement amended and restated the Prior Credit Agreement in its entirety while increasing the amount of revolving credit available from $500 million to $800 million and extended the maturity by one additional year to February 2022. The senior unsecured revolving credit facility (the "Revolving Credit Facility") also included sublimits of $100 million for letters of credit and $15 million for swing line loans. The term loan facility under the Prior Credit Agreement was terminated and paid off effective April 24, 2020, with funds from the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bore interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate (which at all times was not less than 1.00%) plus an applicable percentage, ranging from 1.50% to 2.10%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times was not less than 2.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. In addition to paying interest under the Amended Credit Agreement, the Company was also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees.

(12) Earnings per Share and Stock Repurchase Program

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holder. As of December 31, 2021, the Company had reserved a total of 2,157,082 shares of Class A common stock for issuance under its stock-based compensation plans and 6,024,290 shares for conversion of Class B common stock to Class A common stock.

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share assumes the conversion of all dilutive securities.

Net income and the number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Year Ended December 31,
	2021			2020			2019
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(Amounts in millions, except per share information)
Basic EPS	$165.7	33.8	$4.90	$114.3	33.9	$3.37	$131.5	34.1	$3.86
Dilutive securities, principally common stock options	—	0.1	(0.02)	—	0.1	(0.01)	—	0.1	(0.01)
Diluted EPS	$165.7	33.9	$4.88	$114.3	34.0	$3.36	$131.5	34.2	$3.85

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company enters into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of December 31, 2021, there was approximately $97.4 million remaining authorized for share repurchases under the $150 million program.

For the years ended December 31, 2021 and 2020, the Company repurchased 109,998 shares for $16.0 million and 331,531 shares for $28.9 million, respectively.

(13) Stock-Based Compensation

As of December 31, 2021, the Company maintains one stock incentive plan, the Second Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”). At December 31, 2021, 1,038,783 shares of Class A common stock were authorized for future grants of new equity awards under this plan. The Company currently grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. The Company also previously granted shares of restricted stock to key employees. Stock awards to non-employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred stock awards typically vest over a three-year period at the rate of one-third per year. The restricted stock awards are outstanding upon grant whereas the deferred stock awards are outstanding upon vesting. The restricted stock awards and deferred stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted performance stock units in 2021, 2020 and 2019. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

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

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2021, 720,109 shares of Class A common stock were authorized for future grants under the Company’s Management Stock Purchase Plan.

2004 Stock Incentive Plan

The following is a summary of unvested restricted stock and deferred stock awards activity and related information:

	Year Ended December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	166	$77.97	196	$76.56	216	$71.28
Granted	61	128.32	92	75.77	96	78.54
Vested	(84)	81.70	(100)	74.84	(102)	68.83
Cancelled/Forfeitures	(5)	93.98	(22)	75.73	(14)	56.97
Unvested at end of year	138	$97.43	166	$77.97	196	$76.56

The total fair value of shares vested during 2021, 2020 and 2019 was $10.5 million, $8.1 million and $8.4 million, respectively. At December 31, 2021, total unrecognized compensation cost related to unvested restricted stock and deferred stock awards was approximately $7.0 million with a total weighted average remaining term of 1.43 years. For 2021, 2020 and 2019, the Company recognized compensation costs of $7.6 million, $7.7 million and $8.5 million, respectively.

The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $26.8 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $194.17 as of December 31, 2021.

The following is a summary of unvested performance stock award activity and related information:

	Year Ended December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	208	$78.06	238	$73.84	249	$66.15
Granted	61	113.37	94	70.65	88	77.58
Vested	(85)	81.50	(97)	60.45	(82)	55.27
Cancelled/Forfeitures	(6)	83.53	(27)	78.59	(17)	71.50
Unvested at end of year	178	$88.32	208	$78.06	238	$73.84

The total fair value of shares vested during 2021, 2020 and 2019 was $10.8 million, $10.0 million and $6.3 million, respectively. At December 31, 2021, total unrecognized compensation cost related to unvested performance stock awards was approximately $10.5 million with a total weighted average remaining term of 1.42 years. For 2021, 2020 and 2019, the Company recognized compensation costs of $14.6 million, $4.3 million and $8.5 million, respectively.

The aggregate intrinsic value of performance shares granted and outstanding approximated $34.6 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $194.17 as of December 31, 2021.

The following is a summary of stock option activity and related information:

	Year Ended December 31,
	2021			2020		2019
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Options	Price	Value	Options	Price	Options	Price

	(Options in thousands)
Outstanding at beginning of year	5	$52.40		10	$53.65	49	$55.25
Cancelled/Forfeitures	—	—		—	—	(1)	57.47
Exercised	(1)	51.04		(5)	55.03	(38)	55.63
Outstanding at end of year	4	$52.92	$141.25	5	$52.40	10	$53.65
Exercisable at end of year	4	$52.92	$141.25	5	$52.40	10	$53.65

For 2021, 2020 and 2019, the Company did not recognize any compensation costs for options. As of December 31, 2021, there was no unrecognized compensation cost related to unvested options. As of December 31, 2021, the aggregate intrinsic value of exercisable options was approximately $0.5 million, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $194.17 as of December 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2021, 2020 and 2019 was approximately $0.2 million, $0.3 million and $1.3 million, respectively.

The following table summarizes information about options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

	(Options in thousands)
$37.41-$37.41	1	0.59	$37.41	1	$37.41
$54.76-$54.76	1	1.59	54.76	1	54.76
$57.47–$57.47	2	2.58	57.47	2	57.47
	4	1.84	$52.92	4	$52.92

Management Stock Purchase Plan

Total unrecognized compensation cost related to unvested RSUs was approximately $0.9 million at December 31, 2021 with a total weighted average remaining term of 1.40 years. The Company recognized compensation cost of $0.7 million for 2021, $0.7 million for 2020, and $0.8 million in 2019. Dividends declared for RSUs that are paid to individuals but remain unpaid and accrued at December 31, 2021 totaled approximately $0.1 million.

A summary of the Company’s RSU activity and related information is shown in the following table:

	Year Ended December 31,
	2021			2020		2019
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Purchase	Intrinsic		Purchase		Purchase
	RSUs	Price	Value	RSUs	Price	RSUs	Price

	(RSU’s in thousands)
Outstanding at beginning of year	95	$64.54		110	$57.91	154	$45.02
Granted	25	97.98		28	69.76	37	63.77
Settled	(34)	61.38		(40)	49.76	(79)	35.63
Cancelled/Forfeitures	(1)	77.03		(3)	65.69	(2)	56.25
Outstanding at end of year	85	$75.34	$118.83	$95	$64.54	110	$57.91
Vested at end of year	31	$65.29	$128.88	$32	$61.89	35	$52.67

As of December 31, 2021, the aggregate intrinsic values of outstanding and vested RSUs were approximately $10.1 million and $4.0 million, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $194.17 as of December 31, 2021, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2021, 2020 and 2019 was approximately $2.1 million, $2.3 million and $3.5 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2021:

	RSUs Outstanding		RSUs Vested
		Weighted Average		Weighted Average
	Number	Purchase	Number	Purchase
Range of Purchase Prices	Outstanding	Price	Vested	Price

	(RSUs in thousands)
$35.41-$63.77	35	$63.69	23	$63.64
$69.76-$97.98	50	83.52	8	69.76
	85	$75.34	31	$65.29

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

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $37.49, $22.36 and $22.16 during 2021, 2020 and 2019, respectively.

At December 31, 2021, the Company had total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $18.4 million and a total weighted average remaining term of 1.42 years. For 2021, 2020 and 2019, the Company recognized compensation costs related to stock-based programs of $22.9 million, $12.7 million, and $17.8 million, respectively. For 2021, 2020 and 2019, stock compensation expense of $1.4 million, $0.9 million and $0.9 million, respectively, was recorded in cost of goods sold and $21.5 million, $11.8 million and $16.9 million, respectively, was recorded in selling, general and administrative expenses. For 2021, 2020 and 2019, the Company recorded $3.7 million, $2.1 million and $3.1 million, respectively, of tax benefit for its other stock-based plans. For 2021, 2020 and 2019, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.53, $0.30 and $0.42, respectively.

(14) Employee Benefit Plans

The Company’s domestic employees are eligible to participate in the Company’s 401(k) savings plan. Since January 1, 2012, the Company has provided a base contribution of 2% of an employee’s salary, regardless of whether the employee participates in the plan. Further, the Company matches the contribution of up to 100% of the first 4% of an employee’s contribution. The Company’s match contributions for the years ended December 31, 2021, 2020 and 2019, were $6.6 million, $6.7 million and $6.8 million, respectively. Charges for Europe pension plans approximated $4.6 million, $3.4 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

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

As of December 31, 2021, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $5.5 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Product Liability

The Company is subject to a variety of potential liabilities in connection with product liability cases. For our most significant volume of liability matters, the Company maintains a high self-insured retention limit within its product liability and general liability coverage, which the Company believes to be generally in accordance with industry practices. For product liability cases in the U.S., management establishes its product liability accrual, which includes estimated legal costs associated with accrued claims. For its most significant volume of liability matters, the Company utilizes third-party actuarial valuations which incorporate historical trend factors, including, but not limited to, claim frequency and loss severity, and the Company’s specific claims experience derived from loss reports provided by third-party claims administrators. The product liability accrual is established after considering any applicable insurance coverage. The product liability accrual represents the estimated ultimate losses for all reported and incurred but not reported claims. Changes in the nature of product liability claims or the actual settlement amounts could affect the adequacy of the estimates and require changes to the provisions. Because the liability is an estimate, the ultimate liability may be more or less than reported.

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

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) governing completion of the RI/FS. The Remedial Investigation (“RI”) report has been completed for the first portion of the Site. For that same portion of the Site, the draft Feasibility Study (“FS”) report was submitted to U.S. Environmental Protection Agency (USEPA) for review and comment in September 2021. Comments and final approval from the EPA are required to complete the FS process; comments from the EPA are pending. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period.  The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the FS process for the first portion of the Site has not been completed, and the RI/FS process for the remainder of the Site has not yet been initiated, to determine what remediation plans will be implemented and the costs of such plans; (ii) the total amount of material sent to the Site, and the total number of potentially responsible parties who may or may not agree to fund or perform any remediation, have not been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA is uncertain.

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

(16) Financial Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payable approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s variable rate debt under the New Revolving Credit Facility approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, redeemable financial instruments, and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at December 31, 2021 and December 31, 2020:

	Fair Value Measurement at December 31, 2021 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swap(1)	$1.4	$—	$1.4	$—
Total assets	$4.0	$2.6	$1.4	$—
Liabilities
Interest rate swap(3)	$0.6	$—	$0.6	$—
Plan liability for deferred compensation(2)	$2.6	$2.6	$—	$—
Contingent consideration(4)	$6.3	$—	$—	$6.3
Total liabilities	$9.5	$2.6	$0.6	$6.3

	Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Total assets	$2.5	$2.5	$—	$—
Liabilities
Interest rate swaps(3)	$0.6	$—	$0.6	$—
Plan liability for deferred compensation(2)	$2.5	$2.5	$—	$—
Designated foreign currency hedge(3)	$0.1	$—	$0.1	$—
Contingent consideration(4)	$3.2	$—	$—	$3.2
Total liabilities	$6.4	$2.5	$0.7	$3.2
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(3)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(4)	As of December 31, 2021, $3.8 million classified in accrued expenses and other liabilities on the Company’s consolidated balance sheet, relates to contingent consideration as part of the acquisition of Australian Valve Group Pty Ltd (“AVG”) and $2.5 million classified in other noncurrent liabilities relates to contingent consideration as part of the acquisition of Sentinel Hydrosolutions, LLC (“Sentinel”). The balance as of December 31, 2020 of $3.2 million related to the estimated contingent consideration as part of the acquisition of AVG and was classified on the Company’s consolidated balance sheet in other noncurrent liabilities.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period December 31, 2020 to

December 31, 2021.

				Total realized and unrealized
	Balance			(gains) losses included in:		Balance
	December 31,			Net earnings	Comprehensive	December 31,
	2020	Settlements	Purchases	adjustments	income	2021

	(in millions)
Contingent consideration	$3.2	—	$2.5	0.8	$(0.2)	$6.3

In connection with the immaterial acquisitions of AVG completed during the third quarter of 2020 and Sentinel completed during the fourth quarter of 2021, contingent liabilities of $2.8 million and $2.5 million, respectively, were recognized as the estimate of the acquisition date fair value of the contingent consideration. The AVG contingent liability as December 31, 2021 was $3.8 million after increasing the liability by $0.8 million during the second quarter of 2021, due to increased probability of achieving higher performance metrics. These liabilities were classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics as of the date of the acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce these liabilities to zero; while complete achievement would increase the liability to a maximum contingent consideration of million 4.4 million for AVG and $4.5 million for Sentinel.

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

Interest Rate Swaps

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt under the New Revolving Credit Facility, see Note 11 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company receives the one-month USD-LIBOR subject to a 0.00% floor and pays a fixed rate of 1.02975% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swap qualifies for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swap is designated as a cash flow hedge. For the year ended December 31, 2021, a gain of $0.7 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

On February 12, 2016, the Company entered into the Prior Credit Agreement pursuant to which it received a funding commitment under a Term Loan of $300 million, and a Revolving Commitment (“Revolver”) of $500 million. For each facility, the Company could choose either an Adjusted LIBOR or Alternative Base Rate (“ABR”). Accordingly, the Company’s earnings and cash flows were exposed to interest rate risk from changes in Adjusted LIBOR. In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into two interest rate swaps. For each interest rate swap, the Company received the three-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.31375% on a notional amount of $225.0 million. The swaps were expected to mature on the same date as the Prior Credit Agreement on February 12, 2021, and were designated as cash flow hedges. On April 24, 2020, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement amended and restated the Prior Credit Agreement in its entirety. As part of the Amended Credit Agreement, the LIBOR rate was subject to a 1.00% floor as opposed to a 0.00% floor in the Prior Credit Agreement. The change in the LIBOR floor in the Amended Credit Agreement caused the interest rate swaps to no longer be considered highly effective in offsetting changes in the cash flow of the hedged item, as critical terms of the Amended Credit Agreement no longer matched the hedged item. As a result, the cash flow hedges no longer qualified for hedge accounting as of the date of execution of the Amended Credit Agreement. The Company subsequently began recognizing the mark-to-market fair value adjustments on a monthly basis in the consolidated statement of operations and continued to do so through the expiration date of the swaps, which occurred on February 12, 2021. For the first quarter ended March 28, 2021, an immaterial amount was recorded into interest expense related to the change in mark-to-market fair value adjustments.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of December 31, 2021, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge are reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of December 31, 2021 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan contracts were $15.1 million and $0.6 million, respectively. The combined fair value of the Company’s designated foreign currency hedge contracts outstanding as of December 31, 2021 was a liability balance of less than $0.1 million. As of December 31, 2021, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months for both programs is a gain of less than $0.1 million.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Net sales
Americas	$1,207.2	$1,025.7	$1,084.1
Europe	517.4	424.9	451.0
APMEA	84.6	58.0	65.4
Consolidated net sales	$1,809.2	$1,508.6	$1,600.5
Operating income (loss)
Americas	$211.0	$166.3	$187.4
Europe	63.6	50.2	49.9
APMEA	14.4	3.5	6.9
Subtotal reportable segments	289.0	220.0	244.2
Corporate(*)	(49.4)	(38.9)	(47.1)
Consolidated operating income	239.6	181.1	197.1
Interest income	—	(0.2)	(0.4)
Interest expense	6.3	13.3	14.1
Other (income) expense, net	(0.8)	1.0	(0.5)
Income before income taxes	$234.1	$167.0	$183.9
Capital expenditures
Americas	$17.6	$31.2	$18.3
Europe	8.5	11.4	10.3
APMEA	0.6	1.2	0.6
Consolidated capital expenditures	$26.7	$43.8	$29.2
Depreciation and amortization
Americas	$29.8	$29.7	$29.3
Europe	12.6	14.3	14.6
APMEA	2.7	2.5	2.7
Consolidated depreciation and amortization	$45.1	$46.5	$46.6
Identifiable assets (at end of period)
Americas	$1,133.5	$1,075.1	$1,102.9
Europe	584.8	537.2	515.2
APMEA	137.3	125.9	105.0
Consolidated identifiable assets	$1,855.6	$1,738.2	$1,723.1
Property, plant and equipment, net (at end of period)
Americas	$121.3	$122.9	$116.7
Europe	74.5	83.8	77.5
APMEA	4.9	5.6	5.8
Consolidated property, plant and equipment, net	$200.7	$212.3	$200.0

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	December 31,
	2021	2020	2019

	(in millions)
U.S. net sales	$1,123.9	$956.5	$1,014.0
U.S. property, plant and equipment, net (at end of year)	$116.2	$118.9	$112.6

The following includes intersegment sales for Americas, Europe and APMEA:

	December 31,
	2021	2020	2019

	(in millions)
Intersegment Sales
Americas	$9.3	$8.7	$12.1
Europe	29.1	18.9	15.2
APMEA	120.5	71.4	67.7
Intersegment sales	$158.9	$99.0	$95.0

(18) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2019	$(131.3)	$0.5	$(130.8)
Change in period	31.4	(0.6)	30.8
Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)
Change in period	(28.0)	0.7	(27.3)
Balance December 31, 2021	$(127.9)	$0.6	$(127.3)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 16 for further details.

(19) Subsequent Events

On February 7, 2022, the Company declared a quarterly dividend of twenty-six cents ($0.26) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2022 to stockholders of record on March 1, 2022.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At	Additions	Foreign		Balance At
	Beginning of	Charged To	Exchange/Acquisitions		End of
	Period	Expense	Impact	Deductions	Period
Year Ended December 31, 2019
Accounts Receivable Reserve Allowances	$15.0	$2.2	—	(2.9)	$14.3
Reserve for excess and obsolete inventories	$24.4	$6.6	(0.1)	(5.9)	$25.0
Year Ended December 31, 2020
Accounts Receivable Reserve Allowances	$14.3	$1.1	0.9	(5.2)	$11.1
Reserve for excess and obsolete inventories	$25.0	$13.3	1.4	(6.3)	$33.4
Year Ended December 31, 2021
Accounts Receivable Reserve Allowances	$11.1	$3.4	(0.2)	(4.0)	$10.3
Reserve for excess and obsolete inventories	$33.4	$8.7	(0.9)	(8.2)	$33.0

EXHIBIT INDEX

Exhibit No.		Description
3.1		Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001- 11499).
3.2		Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2021 (File No. 001-11499).
4†		Description of the Registrant’s Class A Common Stock.
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

10.7		Registration Rights Agreement dated July 25, 1986. Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
10.8*†		Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant.
10.9*		Watts Water Technologies, Inc. Executive Officer Incentive Bonus Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2019 (File No. 001-11499).
10.10*		Non-Employee Director Compensation Arrangements. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11499).
10.11*	†	Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of November 1, 2021.
10.12*		Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-11499).
10.13*

Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499).

10.14*

Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11499).

Exhibit No.		Description
10.15*

Form of 2019 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11499)

10.16*

Form of 2020 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 001-11499)

10.17*

Form of 2021 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 001-11499)

10.18*	†	Watts Water Technologies, Inc. Executive Severance Plan, as amended and restated as of February 8, 2018.
10.19

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

10.20

Amended and Restated Guaranty, dated as of April 24, 2020, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2020 (File No. 001 11499).

10.21

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

10.22

Second Amended and Restated Guaranty, dated as of March 30, 2021, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2021 (File No. 001-11499).

21†		Subsidiaries
23†		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1†		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS†		Inline XBRL Instance Document.
101.SCH†		Inline XBRL Taxonomy Extension Schema Document.
101.CAL†		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

†Filed herewith.

††Furnished herewith.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019, (iii) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and President

DATED: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR.	Chief Executive Officer, President, Chairperson of the Board and Director	February 22, 2022
Robert J. Pagano, Jr.	(Principal Executive Officer)

/s/ SHASHANK PATEL	Chief Financial Officer	February 22, 2022
Shashank Patel	(Principal Financial Officer)

/s/ VIRGINIA A. HALLORAN	Chief Accounting Officer	February 22, 2022
Virginia A. Halloran	(Principal Accounting Officer)

/s/ CHRISTOPHER L. CONWAY	Director	February 14, 2022
Christopher L. Conway

/s/ MICHAEL J. DUBOSE	Director	February 14, 2022
Michael J. Dubose

/s/ DAVID A. DUNBAR	Director	February 14, 2022
David A. Dunbar

/s/ LOUISE K. GOESER	Director	February 14, 2022
Louise K. Goeser

/s/ JES MUNK HANSEN	Director	February 15, 2022
Jes Munk Hansen

/s/ W. CRAIG KISSEL	Lead Independent Director	February 14, 2022
W. Craig Kissel

/s/ JOSEPH T. NOONAN	Director	February 14, 2022
Joseph T. Noonan

/s/ MERILEE RAINES	Director	February 14, 2022
Merilee Raines

/s/ JOSEPH W. REITMEIER	Director	February 14, 2022
Joseph W. Reitmeier