Form 10-Q
period 2022-03-27
WATTS WATER TECHNOLOGIES INC
filed 2022-05-04
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2022
Class A Common Stock, $0.10 par value	27,427,974

Class B Common Stock, $0.10 par value	6,024,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 27,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226.8	$242.0
Trade accounts receivable, less reserve allowances of $11.8 million at March 27, 2022 and $10.3 million at December 31, 2021	261.7	220.9
Raw materials	148.1	119.4
Work in process	24.5	20.4
Finished goods	229.5	230.9
Total Inventories	402.1	370.7
Prepaid expenses and other current assets	29.3	27.9
Total Current Assets	919.9	861.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	603.2	608.8
Accumulated depreciation	(406.6)	(408.1)
Property, plant and equipment, net	196.6	200.7
OTHER ASSETS:
Goodwill	597.7	600.7
Intangible assets, net	123.8	128.6
Deferred income taxes	3.6	3.5
Other, net	61.7	60.6
TOTAL ASSETS	$1,903.3	$1,855.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$156.8	$143.4
Accrued expenses and other liabilities	184.5	186.9
Accrued compensation and benefits	63.5	78.2
Total Current Liabilities	404.8	408.5
LONG-TERM DEBT	202.0	141.9
DEFERRED INCOME TAXES	46.9	40.5
OTHER NONCURRENT LIABILITIES	87.1	91.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,437,126 shares at March 27, 2022 and 27,584,525 shares at December 31, 2021	2.7	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,024,290 shares at March 27, 2022 and at December 31, 2021	0.6	0.6
Additional paid-in capital	636.5	631.2
Retained earnings	655.9	665.9
Accumulated other comprehensive loss	(133.2)	(127.3)
Total Stockholders’ Equity	1,162.5	1,173.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,903.3	$1,855.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 27,	March 28,
	2022	2021
Net sales	$463.2	$413.3
Cost of goods sold	264.6	239.6
GROSS PROFIT	198.6	173.7
Selling, general and administrative expenses	126.1	113.8
Restructuring	1.0	0.3
OPERATING INCOME	71.5	59.6
Other (income) expense:
Interest income	(0.1)	—
Interest expense	1.4	2.0
Other expense (income), net	0.3	(0.3)
Total other expense	1.6	1.7
INCOME BEFORE INCOME TAXES	69.9	57.9
Provision for income taxes	15.4	16.2
NET INCOME	$54.5	$41.7
Basic EPS
NET INCOME PER SHARE	$1.62	$1.23
Weighted average number of shares	33.7	33.8
Diluted EPS
NET INCOME PER SHARE	$1.61	$1.23
Weighted average number of shares	33.8	33.9
Dividends declared per share	$0.26	$0.23

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 27,	March 28,
	2022	2021
Net income	$54.5	$41.7
Other comprehensive (loss) gain net of tax:
Foreign currency translation adjustments	(9.4)	(14.1)
Cash flow hedges	3.5	(0.1)
Other comprehensive loss	(5.9)	(14.2)
Comprehensive income	$48.6	$27.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the first quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
March 27, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	$1,173.2
Net income	—	—	—	—	—	54.5	—	54.5
Other comprehensive loss	—	—	—	—	—	—	(5.9)	(5.9)
Comprehensive income								48.6
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3.3	—	—	3.3
Stock repurchase	(293,390)	(0.1)	—	—	—	(42.9)	—	(43.0)
Net change in restricted and performance stock units	143,666	—	—	—	2.0	(12.6)	—	(10.6)
Common stock dividends	—	—	—	—	—	(9.0)	—	(9.0)
Balance at March 27, 2022	27,437,126	$2.7	6,024,290	$0.6	$636.5	$655.9	$(133.2)	$1,162.5

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the first quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
March 28, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	41.7	—	41.7
Other comprehensive loss	—	—	—	—	—	—	(14.2)	(14.2)
Comprehensive income								27.5
Shares of Class B common stock converted to Class A common stock	20,000	—	(20,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2.9	—	—	2.9
Stock repurchase	(31,153)	—	—	—	—	(3.8)	—	(3.8)
Net change in restricted and performance stock units	117,723	—	—	—	1.8	(9.2)	—	(7.4)
Common stock dividends	—	—	—	—	—	(7.8)	—	(7.8)
Balance at March 28, 2021	27,585,082	$2.8	6,124,290	$0.6	$611.0	$581.0	$(114.2)	1,081.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 27,	March 28,
	2022	2021
OPERATING ACTIVITIES
Net income	$54.5	$41.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7.2	8.0
Amortization of intangibles	3.1	3.8
Loss on disposal and impairment of property, plant and equipment and other	1.3	0.6
Stock-based compensation	3.3	2.9
Deferred income tax	5.8	4.3
Changes in operating assets and liabilities:
Accounts receivable	(43.2)	(44.0)
Inventories	(34.7)	(18.8)
Prepaid expenses and other assets	—	(4.6)
Accounts payable, accrued expenses and other liabilities	0.7	40.0
Net cash (used in) provided by operating activities	(2.0)	33.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.6)	(4.9)
Proceeds from the sale of property, plant and equipment	—	2.9
Net cash used in investing activities	(5.6)	(2.0)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	60.0	20.0
Payments of long-term debt	—	(20.0)
Payments for withholding taxes on vested awards	(12.6)	(9.2)
Payments for finance leases and other	(0.2)	(0.4)
Payments to repurchase common stock	(42.9)	(3.8)
Dividends	(9.0)	(7.8)
Net cash used in financing activities	(4.7)	(21.2)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(4.2)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15.2)	6.5
Cash and cash equivalents at beginning of year	242.0	218.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$226.8	$225.4

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of stock under management stock purchase plan	$0.3	$0.5
CASH PAID FOR:
Interest	$0.7	$2.3
Income taxes	$6.0	$5.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of March 27, 2022, the Consolidated Statements of Operations for the first quarters ended March 27, 2022 and March 28, 2021, the Consolidated Statements of Comprehensive Income for the first quarters ended March 27, 2022 and March 28, 2021, the Consolidated Statements of Stockholders’ Equity for the first quarters ended March 27, 2022 and March 28, 2021, and the Consolidated Statements of Cash Flows for the first quarters ended March 27, 2022 and March 28, 2021.

The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the first quarter ended March 27, 2022, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $17.7 million and $15.4 million for the first quarters of 2022 and 2021, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $11.9 million and $10.9 million for the first quarters of 2022 and 2021, respectively.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the first quarter ended March 27, 2022
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$174.8	$84.0	$18.0	$276.8
OEM	25.6	45.4	1.4	72.4
Specialty	93.8	—	—	93.8
DIY	19.7	0.5	—	20.2
Total	$313.9	$129.9	$19.4	$463.2

	For the first quarter ended March 27, 2022
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$178.1	$46.1	$15.8	$240.0
HVAC and Gas Products	84.3	60.0	2.5	146.8
Drainage and Water Re-use Products	22.8	22.8	0.8	46.4
Water Quality Products	28.7	1.0	0.3	30.0
Total	$313.9	$129.9	$19.4	$463.2

	For the first quarter ended March 28, 2021
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$157.4	$80.9	$16.6	$254.9
OEM	20.4	41.1	1.0	62.5
Specialty	74.2	—	—	74.2
DIY	20.8	0.9	—	21.7
Total	$272.8	$122.9	$17.6	$413.3

	For the first quarter ended March 28, 2021
		(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$162.3	$47.2	$14.7	$224.2
HVAC and Gas Products	65.9	54.2	2.3	122.4
Drainage and Water Re-use Products	18.6	20.3	0.4	39.3
Water Quality Products	26.0	1.2	0.2	27.4
Total	$272.8	$122.9	$17.6	$413.3

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

The Company generally provides an assurance warranty that its products will substantially conform to the published specification. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately sell extended warranty and service policies to its customers. The Company considers the sale of these as separate performance obligations. These policies typically are for periods ranging from one to three years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies are not material to the consolidated financial statements.

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	March 27, 2022
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	March 27,	January 1,	Loss During	March 27,	March 27,
	2022	Period	and Other	2022	2022	the Period	2022	2022

	(in millions)
Americas	$490.9	—	$0.1	$491.0	$(24.5)	—	$(24.5)	$466.5
Europe	242.9	—	(3.5)	239.4	(129.7)	—	(129.7)	109.7
APMEA	34.0	—	0.4	34.4	(12.9)	—	(12.9)	21.5
Total	$767.8	—	$(3.0)	$764.8	$(167.1)	—	$(167.1)	$597.7

	December 31, 2021
	Gross Balance				Accumulated Impairment Losses			Net Goodwill
		Acquired	Foreign
	Balance	During	Currency	Balance	Balance	Impairment	Balance
	January 1,	the	Translation	December 31,	January 1,	Loss During	December 31,	December 31,
	2021	Period	and Other	2021	2021	the Period	2021	2021

	(in millions)
Americas	$482.5	$8.4	$—	$490.9	$(24.5)	$—	$(24.5)	$466.4
Europe	252.1	—	(9.2)	242.9	(129.7)	—	(129.7)	113.2
APMEA	34.9	—	(0.9)	34.0	(12.9)	—	(12.9)	21.1
Total	$769.5	$8.4	$(10.1)	$767.8	$(167.1)	$—	$(167.1)	$600.7

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year. At the most recent annual impairment test which occurred in the fourth quarter of 2021, the Company performed qualitative fair value assessments, including an evaluation of certain key assumptions for all seven of its reporting units. The Company concluded that the fair value of all seven reporting units exceeded their carrying values at that time.

Intangible assets include the following:

	March 27, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.1	$(16.1)	$—	$16.1	$(16.1)	$—
Customer relationships	237.7	(175.0)	62.7	237.5	(173.1)	64.4
Technology	57.4	(41.8)	15.6	58.6	(40.7)	17.9
Trade names	26.8	(17.2)	9.6	26.8	(16.9)	9.9
Other	4.3	(3.8)	0.5	4.3	(3.8)	0.5
Total amortizable intangibles	342.3	(253.9)	88.4	343.3	(250.6)	92.7
Indefinite-lived intangible assets	35.4	—	35.4	35.9	—	35.9
	$377.7	$(253.9)	$123.8	$379.2	$(250.6)	$128.6

Aggregate amortization expense for amortized intangible assets for the first quarters ended March 27, 2022 and March 28, 2021 was $3.1 million and $3.8 million, respectively.

5. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s borrowings under the Amended and Restated Credit Agreement entered into on March 30, 2021 (the “Amended Credit Agreement”) approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at March 27, 2022 and December 31, 2021:

	Fair Value Measurement at March 27, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.4	$2.4	$—	$—
Interest rate swap(2)	$5.7	$—	$5.7	$—
Total assets	$8.1	$2.4	$5.7	$—
Liabilities
Plan liability for deferred compensation(3)	$2.4	$2.4	$—	$—
Designated foreign currency hedges(4)	$0.2	$—	$0.2	$—
Contingent consideration(5)	$6.3	$—	$—	$6.3
Total liabilities	$8.9	$2.4	$0.2	$6.3

	Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swap(1)	$1.4	$—	$1.4	$—
Total assets	$4.0	$2.6	$1.4	$—
Liabilities
Interest rate swap(4)	$0.6	$—	$0.6	$—
Plan liability for deferred compensation(3)	$2.6	$2.6	$—	$—
Contingent consideration(5)	$6.3	$—	$—	$6.3
Total liabilities	$9.5	$2.6	$0.6	$6.3
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	As of March 27, 2022, $0.7 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $5.0 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(5)Contingent consideration of $6.3 million includes $3.8 million classified in accrued expenses and other liabilities on the Company’s consolidated balance sheet related to contingent consideration as part of the acquisition of Australian Valve Group Pty Ltd (“AVG”) and $2.5 million classified in other noncurrent liabilities on the Company’s consolidated balance sheet related to contingent consideration as part of the acquisition of Sentinel Hydrosolutions, LLC (“Sentinel”).

There were no changes in fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the first quarter of 2022.

In connection with the immaterial acquisition of AVG completed during the third quarter of 2020 and Sentinel completed during the fourth quarter of 2021, contingent liabilities of $2.8 million and $2.5 million, respectively, were recognized as the estimate of the acquisition date fair value of the contingent consideration. The AVG contingent liability as of December 31, 2021 was $3.8 million after increasing the liability by $0.8 million during the second quarter of 2021, due to increased probability of achieving higher performance metrics, and foreign exchange translations. These liabilities were classified as Level 3 under the fair value hierarchy as they were based on the probability of achievement of future performance metrics as of the respective dates of acquisition, which were not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of approximately $4.5 million for AVG and $4.5 million for Sentinel.

Cash equivalents consist of instruments with original maturities of three months or less at the date of purchase and consist primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

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

Interest Rate Swaps

On March 30, 2021, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement extended the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026 (the "Revolving Credit Facility"). Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum as further detailed in Note 11.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company receives the one-month USD-LIBOR subject to a 0.00% floor and pays a fixed rate of 1.02975% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the first quarter ended March 27, 2022, a net gain of $3.6 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of March 27, 2022, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of March 27, 2022 for the Canadian dollar to U.S. dollar contracts was $15.5 million. There were no contracts outstanding for the U.S. dollar to the Chinese yuan. The fair value of the Company’s designated foreign hedge contracts outstanding as of March 27, 2022 was a liability of $0.2 million. As of March 27, 2022, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is immaterial.

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

A summary of the pre-tax cost by restructuring program is as follows:

	First Quarter Ended
	March 27,	March 28,
	2022	2021

	(in millions)
Restructuring costs:
2021 France Actions	$1.0	$—
Other Actions	—	0.3
Total restructuring charges	$1.0	$0.3

The Company recorded pre-tax restructuring costs in its business segments as follows:

	First Quarter Ended
	March 27,	March 28,
	2022	2021

	(in millions)
Americas	$0.1	$—
Europe	1.0	—
APMEA	(0.1)	0.3
Total	$1.0	$0.3

2021 France Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program includes the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. The total pre-tax restructuring charges associated with the program were initially estimated to be approximately $26.3 million. As of March 27, 2022, the Company reduced its total expected pre-tax charges for the program to approximately $23.7 million, primarily related to lower severance and outplacement costs than initially estimated. The total expected charges include costs for employees severance, relocation of equipment, clean-up of the facility and certain asset write-downs, and will result in the elimination of approximately 80 positions at the Méry, France facility. As a result of the facility consolidations, the net headcount reduction in France is expected to be approximately 40 positions. Total net after-tax charges for this restructuring program are expected to be approximately $17.5 million (including approximately $2.0 million in non-cash charges), with costs being incurred through the second half of 2022, at which time the restructuring program is expected to be completed. The Company expects to spend approximately $0.7 million in capital expenditures to consolidate operations, of which $0.6 million was spent as of March 27, 2022. Annual cash savings, net of tax, are estimated to be approximately $3.0 million, which the Company expects to fully realize by 2023.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2021 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2021	$16.9	$0.9	$0.9	$1.0	$19.7
Costs incurred—first quarter 2022	0.2	0.1	0.4	0.3	1.0
Remaining costs to be incurred	2.2	—	0.3	0.5	3.0
Total expected restructuring costs	$19.3	$1.0	$1.6	$1.8	$23.7

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the period ended March 27, 2022 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2021	$9.9	$0.2	$—	$0.5	$10.6
Net pre-tax restructuring charges	0.2	0.1	0.4	0.3	1.0
Utilization and foreign currency impact	(4.7)	(0.1)	(0.4)	(0.3)	(5.5)
Balance at March 27, 2022	$5.4	$0.2	$—	$0.5	$6.1

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the first quarter ended March 28, 2021 were immaterial actions taken in the Americas and APMEA segments. An additional $1.5 million of facility exit charges related to the decommissioning of machinery at one of the Company’s facilities in the Americas is expected to be incurred in the second and third quarters of 2022.

7. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 27, 2022			For the First Quarter Ended March 28, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$54.5	33.7	$1.62	$41.7	33.8	$1.23
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1	—
Diluted EPS:
Net income	$54.5	33.8	$1.61	$41.7	33.9	$1.23

There were no options to purchase Class A common stock outstanding during the first quarters ended March 27, 2022 or March 28, 2021 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of March 27, 2022, there was $54.5 million remaining authorized for share repurchases under the $150 million program.

For the first quarters ended March 27, 2022 and March 28, 2021, the Company repurchased 293,390 shares for $42.9 million and 31,153 shares for $3.8 million, respectively.

8. Stock-Based Compensation

The Company granted 45,121 and 51,819 units of deferred stock awards during the first quarters of 2022 and 2021, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Second Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 40,014 and 46,774 performance stock units during the first quarters of 2022 and 2021, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 28,711 and 24,690 of restricted stock units (“RSUs”) during the first quarters of 2022 and 2021, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant.

The fair value of each share issued under the MSPP is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2022	2021
Expected life (years)	3.0	3.0
Expected stock price volatility	33.7%	32.7%
Expected dividend yield	0.80%	0.75%
Risk-free interest rate	2.0%	0.3%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield.

The above assumptions were used to determine the weighted average grant-date fair value of the discount on RSUs granted in 2022 and 2021 of $47.26 and $37.12, respectively.

A more detailed description of each of these plans can be found in Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

9. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of the Company’s products. The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. See Note 3 for further detail on the product lines sold into by region. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 above and in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	First Quarter Ended
	March 27,	March 28,
	2022	2021

	(in millions)
Net sales
Americas	$313.9	$272.8
Europe	129.9	122.9
APMEA	19.4	17.6
Consolidated net sales	$463.2	$413.3
Operating income (loss)
Americas	$57.9	$48.5
Europe	21.1	19.5
APMEA	3.0	2.3
Subtotal reportable segments	82.0	70.3
Corporate(*)	(10.5)	(10.7)
Consolidated operating income	71.5	59.6
Interest income	(0.1)	—
Interest expense	1.4	2.0
Other expense (income), net	0.3	(0.3)
Income before income taxes	$69.9	$57.9
Capital expenditures
Americas	$3.5	$2.5
Europe	2.1	2.4
APMEA	—	—
Consolidated capital expenditures	$5.6	$4.9
Depreciation and amortization
Americas	$7.0	$7.7
Europe	2.7	3.3
APMEA	0.6	0.8
Consolidated depreciation and amortization	$10.3	$11.8
Identifiable assets (at end of period)
Americas	$1,174.5	$1,105.0
Europe	581.8	549.4
APMEA	147.0	130.0
Consolidated identifiable assets	$1,903.3	$1,784.4
Property, plant and equipment, net (at end of period)
Americas	$120.5	$120.3
Europe	71.4	80.4
APMEA	4.7	5.1
Consolidated property, plant and equipment, net	$196.6	$205.8

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2021 consolidated financial statements included in its Annual Report on Form 10-K.

The property, plant and equipment in the U.S. of the Company’s Americas segment was $115.5 million and $116.2 million at March 27, 2022 and March 28, 2021, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	First Quarter Ended
	March 27,	March 28,
	2022	2021

	(in millions)
U.S. net sales	$294.2	$254.4

The following includes intersegment sales for Americas, Europe and APMEA:

	First Quarter Ended
	March 27,	March 28,
	2022	2021

	(in millions)
Intersegment Sales
Americas	$3.0	$2.5
Europe	7.1	7.6
APMEA	23.5	26.3
Intersegment sales	$33.6	$36.4

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2021	$(127.9)	$0.6	$(127.3)
Change in period	(9.4)	3.5	(5.9)
Balance March 27, 2022	$(137.3)	$4.1	$(133.2)

Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)
Change in period	(14.1)	(0.1)	(14.2)
Balance March 28, 2021	$(114.0)	$(0.2)	$(114.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 5 for further details.

11. Debt

On March 30, 2021, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement amended the Company’s borrowings under the Amended and Restated Credit Agreement entered into on April 24, 2020 (the “Prior Amended Credit Agreement”), to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes from the Prior Amended Credit Agreement, the Amended Credit Agreement increased the Company’s maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted LIBOR rate to 0.00%.

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of March 27, 2022, the Company had drawn down $205.0 million on this line of credit and had $14.0 million in letters of credit outstanding, which resulted in $581.0 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one-month interest period in dollars. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of March 27, 2022 was 1.32%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 5 of the Notes to Consolidated

Financial Statements and interest rates under the Revolving Credit Facility as of March 27, 2022 was 1.71%. As of March 27, 2022, the Company was in compliance with all covenants related to the Amended Credit Agreement.

In addition to paying interest under the Amended Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees.

The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. The Company may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement.

The Amended Credit Agreement imposes various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $14.0 million as of March 27, 2022. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at March 27, 2022 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 27, 2022, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $4.2 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

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

13. Subsequent Events

On May 2, 2022, the Company declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2022 to stockholders of record on June 1, 2022.

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

Market activity levels have generally recovered from the COVID-19 pandemic, however there are still end markets we serve that may take time to recover, and potential regional COVID-19 outbreaks and associated restrictions may occur. In the first quarter of 2022, our APMEA segment was impacted by lockdowns in several of our key markets, including New Zealand and Shanghai, China. We were able to adjust accordingly and continued to drive growth in the region in the first quarter of 2022, however extended lockdowns, the impact of other actions and restrictions due to COVID-19 on a regional and global level could further impact our operating results.

We remain diligent as a company to mitigate potential future outbreaks in our facilities by taking precautions to reduce the spread of COVID-19 while maintaining our production capabilities. We continue to focus on the health and safety of our employees by maintaining health authority and government recommended safety protocols, enabling remote work and hybrid work schedules where feasible, providing personal protective equipment and providing COVID-19 information, which includes the latest CDC and other government protocols and our pandemic plan.

Increased market demand continues to strain the global supply chain and extend order fulfillment lead times. Logistical challenges, oil and gas disruption, the war in Ukraine and lingering labor challenges are driving additional inflation. Logistical issues remain with ongoing concerns around container capacity, port congestion and in-road trucking. COVID-19 shutdowns continue to disrupt global ports, though time delays have improved since 2021. The global shortage of electronic components such as semiconductors and other raw materials continues to challenge our supply chain. We are also experiencing rising prices for commodities and other raw materials, energy inflation and higher transportation costs, including expedited freight costs. Labor shortages and other workforce disruptions have affected our supply chain, manufacturing and distribution processes, as well as those of our suppliers. The onset of the war in Ukraine has added strain to the European markets and the global economy, as well as exacerbating inflation and supply chain issues. While we believe we were able to effectively manage these disruptions during the first quarter of 2022, including raising prices to address cost inflation, we cannot predict how ongoing inflation, the war in Ukraine, COVID-19 restrictions, supply chain disruptions and related costs may impact our ability to service our customers or the potential impact on our profit margins going forward.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the first quarter ended March 27, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact of supply chain and logistics disruption risks to the Company and information regarding the impact of COVID-19 on the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Overview

First quarter 2022 sales increased 12.1%, or $49.9 million, on a reported basis and 14.0%, or $57.8 million, on an organic basis, compared to the first quarter of 2021, primarily driven by the global economic recovery across all of our operating segments, as well as incremental price, partially offset by the estimated 3% of incremental sales in the first quarter of 2021 attributable to the severe freezing weather in the South-Central United States. The impact from the war in Ukraine on the first quarter of 2022 was not significant. The reported sales increase included the unfavorable impact of foreign exchange of 2.4%, or $10.0 million, primarily driven by the appreciation of the U.S. dollar against the euro, and an increase in acquired sales of $2.1 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $71.5 million increased by $11.9 million, or 20.0%, in the first quarter of 2022 as compared to the first quarter of 2021. This increase was primarily driven by incremental price, higher sales volume, productivity and cost savings from prior restructuring actions, partially offset by inflation, investments, and the return of expenses related to business normalization.

Recent Developments

On May 2, 2022, we declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2022 to stockholders of record on June 1, 2022.

Results of Operations

First Quarter Ended March 27, 2022 Compared to First Quarter Ended March 28, 2021

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first quarters of 2022 and 2021 were as follows:

	First Quarter Ended		First Quarter Ended			% Change to
	March 27, 2022		March 28, 2021			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$313.9	67.8%	$272.8	66.0%	$41.1	9.9%
Europe	129.9	28.0	122.9	29.7	7.0	1.7
APMEA	19.4	4.2	17.6	4.3	1.8	0.5
Total	$463.2	100.0%	$413.3	100.0%	$49.9	12.1%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$39.0	$16.6	$2.2	$57.8	9.4%	4.0%	0.6%	14.0%	14.3%	13.5%	12.5%
Foreign exchange	—	(9.6)	(0.4)	(10.0)	—	(2.3)	(0.1)	(2.4)	—	(7.8)	(2.3)
Acquired	2.1	—	—	2.1	0.5	—	—	0.5	0.8	—	—
Total	$41.1	$7.0	$1.8	$49.9	9.9%	1.7%	0.5%	12.1%	15.1%	5.7%	10.2%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$17.4	$5.1	$(1.0)	$17.5	$39.0	11.1%	25.0%	(4.8)%	23.6%
Europe	9.1	7.8	(0.3)	—	16.6	11.2	19.0	(33.3)	—
APMEA	1.8	0.4	—	—	2.2	10.8	40.0	—	—
Total	$28.3	$13.3	$(1.3)	$17.5	$57.8

Organic net sales in the Americas increased primarily due to incremental price across all of our channels. The lower volume in the first quarter of 2022 was primarily due to the first quarter of 2021 being positively impacted from the severe weather freeze in the South-Central United States, which drove an estimated 4% of incremental sales in our wholesale and DIY channels.

Organic net sales in Europe increased due to higher price and volume, with growth in both Fluid Solutions and Drains platforms as well as all major regions. Net sales also increased in our HVAC products within the Italy and Germany OEM markets driven by government energy incentives.

Organic net sales in APMEA increased primarily due to higher volumes and price, with sales growth in China, Australia, New Zealand and the Middle East. China’s sales growth was primarily driven by higher demand for commercial valves within data centers and underfloor heating.

The net decrease in sales due to foreign exchange was mostly due to the appreciation of the U.S. dollar against the euro in the first quarter of 2022. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisitions relates to an immaterial acquisition in the Americas segment in the fourth quarter of 2021.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2022 and 2021 were as follows:

	First Quarter Ended
	March 27, 2022	March 28, 2021

	(dollars in millions)
Gross profit	$198.6	$173.7
Gross margin	42.9%	42.0%

Gross profit and gross margin increased primarily from higher price, volume and productivity savings, partially offset by inflation related to material and labor costs, higher logistic and freight costs to expedite components and products and the return of expenses related to business normalization.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $12.3 million, or 10.8%, in the first quarter of 2022 compared to the first quarter of 2021. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$13.2	11.6%
Foreign exchange	(2.0)	(1.8)
Acquired	1.1	1.0
Total	$12.3	10.8%

The organic increase was primarily due to an increase in investments of $4.3 million, including our smart and connected initiatives, automation and commercial excellence, increased variable costs due to the higher sales volume of $3.7 million, general inflation of $2.8 million, as well as the return of expenses related to business normalization of $1.3 million compared to the first quarter of 2021. These increases were partially offset by $2.1 million due to productivity initiatives and a decrease in short-term and long-term compensation accruals of $1.4 million. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro. The acquired SG&A costs related to an immaterial acquisition in the Americas segment in the fourth quarter of 2021. Total SG&A expenses, as a percentage of sales, were 27.2% in the first quarter of 2022 compared to 27.5% in the first quarter of 2021.

Restructuring. In the first quarter of 2022, we recorded a net restructuring charge of $1.0 million which related to a 2021 French restructuring program that was approved in the second quarter of 2021. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first quarters of 2022 and 2021 was as follows:

				% Change to
	First Quarter Ended			Consolidated
	March 27,	March 28,		Operating
	2022	2021	Change	Income

	(dollars in millions)
Americas	$57.9	$48.5	$9.4	15.8%
Europe	21.1	19.5	1.6	2.7
APMEA	3.0	2.3	0.7	1.2
Corporate	(10.5)	(10.7)	0.2	0.3
Total	$71.5	$59.6	$11.9	20.0%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$9.2	$4.3	$0.4	$0.2	$14.1	15.5%	7.2%	0.7%	0.3%	23.7%	19.0%	22.1%	17.4%	(1.9)%
Foreign exchange	—	(1.7)	(0.1)	—	(1.8)	—	(2.8)	(0.2)	—	(3.0)	—	(8.7)	(4.4)	—
Acquired	0.3	—	—	—	0.3	0.5	—	—	—	0.5	0.6	—	—	—
Restructuring, impairment charges	(0.1)	(1.0)	0.4	—	(0.7)	(0.2)	(1.7)	0.7	—	(1.2)	(0.2)	(5.2)	17.4	—
Total	$9.4	$1.6	$0.7	$0.2	$11.9	15.8%	2.7%	1.2%	0.3%	20.0%	19.4%	8.2%	30.4%	(1.9)%

The increase in organic operating income was due to higher price, volume, benefits from productivity initiatives, and savings from prior restructuring actions. These increases were partially offset by inflation related to material and labor costs, higher logistic and freight costs, investment and the return of expenses related to business normalization.

Interest Expense. Interest expense in the first quarter of 2022 decreased $0.6 million, or 30.0%, compared to the first quarter of 2021, primarily due to a decline in interest rates as well as a lower principal balance of debt outstanding during the first quarter of 2022. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 22.0% in the first quarter of 2022, from 28.0% in the first quarter of 2021. The decrease is due to a change in our geographical earnings mix resulting from the restructuring of our Mexican manufacturing supply chain operations, a higher tax benefit resulting from the vesting of stock compensation awards in the first quarter of 2022 and the favorable impact of changes in tax contingencies.

Net Income. Net income was $54.5 million, or $1.61 per common share on a diluted basis, for the first quarter of 2022, compared to $41.7 million, or $1.23 per common share on a diluted basis, for the first quarter of 2021. Results for the first quarter of 2022 include an after-tax charge of $0.7 million, or $0.02 per common share, for restructuring. Results for the first quarter of 2021 include an after-tax charge of $0.2 million, or $0.01 per common share, for restructuring.

Liquidity and Capital Resources

We used $2.0 million of net cash for operating activities in the first quarter of 2022 as compared to $33.9 million of net cash provided by operating activities in the first quarter of 2021. The decrease in cash was primarily related to our proactive decision to increase inventories in response to strong market demand and continued supply chain disruptions, in addition to increased payments related to restructuring and employee and customer incentives. For the remainder of 2022, we expect to spend approximately $10 million related to the French restructuring program that was approved in 2021.

We used $5.6 million of net cash for investing activities in the first quarter of 2022 compared to $2.0 million used in the first quarter of 2021. We used $0.7 million more cash for capital expenditures and received $2.9 million less in cash proceeds from asset sales in the first quarter of 2022 compared to the first quarter of 2021. For the remainder of 2022, we expect to invest approximately $35 million to $40 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $4.7 million of net cash in financing activities during the first quarter of 2022 primarily due to payments of $42.9 million to repurchase approximately 293,000 shares of Class A common stock, dividend payments of $9.0 million and tax withholding payments on vested stock awards of $12.6 million; offset by proceeds from drawdowns on our line of credit totaling $60.0 million. In the first quarter of 2021, we used $21.2 million of net cash in financing activities primarily due to dividend payments of $7.8 million, tax withholding payments on vested stock awards of $9.2 million, and payments of $3.8 million to repurchase approximately 31,000 shares of Class A common stock.

On March 30, 2021, we and certain of our subsidiaries entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent. The Amended Credit Agreement amended and restated the Prior Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Amended Credit Agreement increased our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted LIBOR rate to 0.00%. The Revolving Credit Facility under the Amended Credit Agreement also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of March 27, 2022, we had drawn down $205.0 million on this line of credit and had $14.0 million in letters of credit outstanding, which resulted in $581.0 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of March 27, 2022 was 1.32%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 5 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of March 27, 2022 was 1.71%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of March 27, 2022, we were in compliance with all covenants related to the Amended Credit Agreement.

As of March 27, 2022, we held $226.8 million in cash and cash equivalents. Of this amount, $177.7 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. We believe that our financial resources will allow us to manage the impacts of the COVID-19 pandemic, the war in Ukraine, inflation and supply chain disruption on our business operations for the foreseeable future. We anticipate the impacts related to these matters will continue to evolve, and, as a result we will continue to evaluate our financial position as additional information becomes available. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash (used in) provided by operating activities to free cash flow is provided below:

	First Quarter Ended
	March 27,	March 28,
	2022	2021

	(in millions)
Net cash (used in) provided by operating activities	$(2.0)	$33.9
Less: additions to property, plant, and equipment	(5.6)	(4.9)
Plus: proceeds from the sale of property, plant, and equipment	—	2.9
Free cash flow	$(7.6)	$31.9
Net income —as reported	$54.5	$41.7
Cash conversion rate of free cash flow to net income	(13.9)%	76.5%

Free cash flow declined in the first quarter of 2022 when compared to the first quarter of 2021 primarily driven by our proactive decision to increase inventories in response to strong market demand and continued supply chain disruptions, in addition to increased payments related to restructuring and employee and customer incentives.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at March 27, 2022 was (2.2%) compared to (9.3%) at December 31, 2021. The increase was driven by an increase in debt outstanding of $60.1 million and a decrease in net cash outstanding of $15.2 million at March 27, 2022 compared to December 31, 2021. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 27,	December 31,
	2022	2021

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	202.0	141.9
Less: cash and cash equivalents	(226.8)	(242.0)
Net debt	$(24.8)	$(100.1)

A reconciliation of capitalization is provided below:

	March 27,	December 31,
	2022	2021

	(in millions)
Net debt	$(24.8)	$(100.1)
Total stockholders’ equity	1,162.5	1,173.2
Capitalization	$1,137.7	$1,073.1
Net debt to capitalization ratio	(2.2)%	(9.3)%

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, inventory valuation, goodwill and other intangibles, product liability costs, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our accounting policies are more fully described under the heading “Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 22, 2022.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of March 27, 2022 was a liability of $0.2 million.

Under the Amended Credit Agreement, our earnings and cash flows are exposed to fluctuations in LIBOR-indexed interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we receive the one-month USD-LIBOR subject to a 0.00% floor, and we pay a fixed rate of 1.02975% on a notional amount of $100.0 million. The swaps mature on March 30, 2026. Information about our long-term debt facility and related interest rates appears in Note 11 of the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the first quarter ended March 27, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2021, we are party to certain litigation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 27, 2022, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, which risk factors are incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the first quarter ended March 27, 2022.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
January 1, 2022 – January 23, 2022	—	$—	—	—
January 24, 2022 – February 20, 2022	64,233	$149.91	—	—
February 21, 2022 – March 27, 2022	26,601	$142.48	—	—
Total	90,834	$147.73	—	—

The following table includes information with respect to repurchases of our Class A common stock during the first quarter ended March 27, 2022 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2022 – January 23, 2022	4,470	$189.52	4,470	$96,538,112
January 24, 2022 – February 20, 2022	28,077	$149.51	28,077	$92,340,183
February 21, 2022 – March 27, 2022	260,843	$145.04	260,843	$54,500,459
Total	293,390	$146.15	293,390
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2021 (File No. 001- 11499).
10.1†	Form of 2022 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan.
10.2†	Non-Employee Director Compensation Arrangements.
10.3

Transition and Retention Agreement dated as of March 23, 2022 between Watts Water Technologies, Inc. and Munish Nanda. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 23, 2022 (File No. 001 11499).

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

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 27, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the First Quarters ended March 27, 2022 and March 28, 2021, (iii) Consolidated Statements of Comprehensive Income for the First Quarters ended March 27, 2022 and March 28, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the First Quarters ended March 27, 2022 and March 28, 2021, (v) Consolidated Statements of Cash Flows for the First Quarters ended March 27, 2022 and March 28, 2021, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: May 4, 2022	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: May 4, 2022	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: May 4, 2022	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)