Form 10-Q
period 2022-06-26
WATTS WATER TECHNOLOGIES INC
filed 2022-08-04
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2022
Class A Common Stock, $0.10 par value	27,304,015

Class B Common Stock, $0.10 par value	6,008,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 26,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230.0	$242.0
Trade accounts receivable, less reserve allowances of $11.2 million at June 26, 2022 and $10.3 million at December 31, 2021	267.1	220.9
Raw materials	150.3	119.4
Work in process	27.0	20.4
Finished goods	254.4	230.9
Total Inventories	431.7	370.7
Prepaid expenses and other current assets	38.9	27.9
Total Current Assets	967.7	861.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	594.8	608.8
Accumulated depreciation	(400.8)	(408.1)
Property, plant and equipment, net	194.0	200.7
OTHER ASSETS:
Goodwill	590.9	600.7
Intangible assets, net	119.4	128.6
Deferred income taxes	3.3	3.5
Other, net	59.0	60.6
TOTAL ASSETS	$1,934.3	$1,855.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$166.3	$143.4
Accrued expenses and other liabilities	189.3	186.9
Accrued compensation and benefits	65.5	78.2
Total Current Liabilities	421.1	408.5
LONG-TERM DEBT	202.2	141.9
DEFERRED INCOME TAXES	39.2	40.5
OTHER NONCURRENT LIABILITIES	85.3	91.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,297,954 shares at June 26, 2022 and 27,584,525 shares at December 31, 2021	2.7	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,024,290 shares at June 26, 2022 and at December 31, 2021	0.6	0.6
Additional paid-in capital	641.6	631.2
Retained earnings	696.8	665.9
Accumulated other comprehensive loss	(155.2)	(127.3)
Total Stockholders’ Equity	1,186.5	1,173.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,934.3	$1,855.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021
Net sales	$526.6	$467.0	$989.8	$880.3
Cost of goods sold	287.4	266.9	552.0	506.5
GROSS PROFIT	239.2	200.1	437.8	373.8
Selling, general and administrative expenses	141.6	130.4	267.7	244.2
Restructuring	1.7	17.0	2.7	17.3
OPERATING INCOME	95.9	52.7	167.4	112.3
Other (income) expense:
Interest income	—	—	(0.1)	—
Interest expense	1.7	1.5	3.1	3.5
Other (income) expense, net	—	(0.5)	0.3	(0.8)
Total other expense	1.7	1.0	3.3	2.7
INCOME BEFORE INCOME TAXES	94.2	51.7	164.1	109.6
Provision for income taxes	24.5	14.2	39.9	30.4
NET INCOME	$69.7	$37.5	$124.2	$79.2
Basic EPS
NET INCOME PER SHARE	$2.08	$1.11	$3.70	$2.34
Weighted average number of shares	33.5	33.8	33.6	33.8
Diluted EPS
NET INCOME PER SHARE	$2.07	$1.11	$3.68	$2.34
Weighted average number of shares	33.6	33.9	33.7	33.9
Dividends declared per share	$0.30	$0.26	$0.56	$0.49

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021
Net income	$69.7	$37.5	$124.2	$79.2
Other comprehensive (loss) gain net of tax:
Foreign currency translation adjustments	(23.6)	5.8	(33.0)	(8.3)
Cash flow hedges	1.6	(0.8)	5.1	(0.9)
Other comprehensive (loss) gain	(22.0)	5.0	(27.9)	(9.2)
Comprehensive income	$47.7	$42.5	$96.3	$70.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 26, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	$1,173.2
Net income	—	—	—	—	—	124.2	—	124.2
Other comprehensive loss	—	—	—	—	—	—	(27.9)	(27.9)
Comprehensive income								96.3
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	8.2	—	—	8.2
Stock repurchase	(433,623)	(0.1)	—	—	—	(61.1)	—	(61.2)
Net change in restricted and performance stock units	144,727	—	—	—	2.0	(12.9)	—	(10.9)
Common stock dividends	—	—	—	—	—	(19.3)	—	(19.3)
Balance at June 26, 2022	27,297,954	$2.7	6,024,290	$0.6	$641.6	$696.8	$(155.2)	$1,186.5

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 26, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 27, 2022	27,437,126	$2.7	6,024,290	$0.6	$636.5	$655.9	$(133.2)	$1,162.5
Net income	—	—	—	—	—	69.7	—	69.7
Other comprehensive loss	—	—	—	—	—	—	(22.0)	(22.0)
Comprehensive income								47.7
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	4.9	—	—	4.9
Stock repurchase	(140,233)	—	—	—	—	(18.2)	—	(18.2)
Net change in restricted and performance stock units	1,061	—	—	—	—	(0.3)	—	(0.3)
Common stock dividends	—	—	—	—	—	(10.3)	—	(10.3)
Balance at June 26, 2022	27,297,954	$2.7	6,024,290	$0.6	$641.6	$696.8	$(155.2)	$1,186.5

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 27, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	79.2	—	79.2
Other comprehensive loss	—	—	—	—	—	—	(9.2)	(9.2)
Comprehensive income								70.0
Shares of Class B common stock converted to Class A common stock	70,000	—	(70,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	112	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9.9	—	—	9.9
Stock repurchase	(62,070)	—	—	—	—	(7.8)	—	(7.8)
Net change in restricted and performance stock units	90,556	—	—	—	1.9	(9.2)	—	(7.3)
Common stock dividends	—	—	—	—	—	(16.7)	—	(16.7)
Balance at June 27, 2021	27,577,110	$2.8	6,074,290	$0.6	$618.1	$605.6	$(109.2)	$1,117.9

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 27, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 28, 2021	27,585,082	$2.8	6,124,290	$0.6	$611.0	$581.0	$(114.2)	$1,081.2
Net income	—	—	—	—	—	37.5	—	37.5
Other comprehensive income	—	—	—	—	—	—	5.0	5.0
Comprehensive income								42.5
Shares of Class B common stock converted to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	112	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7.1	—	—	7.1
Stock repurchase	(30,917)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	(27,167)	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(8.9)	—	(8.9)
Balance at June 27, 2021	27,577,110	$2.8	6,074,290	$0.6	$618.1	$605.6	$(109.2)	$1,117.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 26,	June 27,
	2022	2021
OPERATING ACTIVITIES
Net income	$124.2	$79.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.2	16.0
Amortization of intangibles	6.1	7.3
Loss on disposal and impairment of property, plant and equipment and other	1.5	0.7
Stock-based compensation	8.2	9.9
Deferred income tax	(1.1)	(4.8)
Changes in operating assets and liabilities:
Accounts receivable	(54.1)	(60.8)
Inventories	(72.5)	(52.1)
Prepaid expenses and other assets	(6.0)	(7.5)
Accounts payable, accrued expenses and other liabilities	24.4	85.3
Net cash provided by operating activities	44.9	73.2
INVESTING ACTIVITIES
Additions to property, plant and equipment	(13.1)	(13.0)
Proceeds from the sale of property, plant and equipment	0.8	4.9
Net cash used in investing activities	(12.3)	(8.1)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	75.0	35.0
Payments of long-term debt	(15.0)	(40.0)
Payments for withholding taxes on vested awards	(12.9)	(9.2)
Payments for finance leases and other	(0.6)	(0.6)
Proceeds from share transactions under employee stock plans	0.2	—
Debt issuance costs	—	(2.4)
Payments to repurchase common stock	(61.1)	(7.8)
Dividends	(19.3)	(16.7)
Net cash used in financing activities	(33.7)	(41.7)
Effect of exchange rate changes on cash and cash equivalents	(10.9)	(2.2)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12.0)	21.2
Cash and cash equivalents at beginning of year	242.0	218.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230.0	$240.1

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of stock under management stock purchase plan	$0.3	$0.5
CASH PAID FOR:
Interest	$2.3	$3.9
Income taxes	$42.3	$31.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of June 26, 2022, the Consolidated Statements of Operations for the second quarters and six months ended June 26, 2022 and June 27, 2021, the Consolidated Statements of Comprehensive Income for the second quarters and six months ended June 26, 2022 and June 27, 2021, the Consolidated Statements of Stockholders’ Equity for the second quarters and six months ended June 26, 2022 and June 27, 2021, and the Consolidated Statements of Cash Flows for the six months ended June 26, 2022 and June 27, 2021.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the second quarter ended June 26, 2022, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $18.4 million and $17.5 million for the second quarters of 2022 and 2021, respectively, and were $36.1 million and $32.9 million for the first six months of 2022 and 2021, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $12.3 million and $11.0 million for the second quarters of 2022 and 2021, respectively, and were $24.2 million and $21.8 million for the first six months of 2022 and 2021, respectively.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the second quarter ended June 26, 2022				For the six months ended June 26, 2022
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$214.3	$81.0	$20.8	$316.1	$389.1	$165.0	$38.8	$592.9
OEM	27.1	46.3	2.0	75.4	52.7	91.7	3.4	147.8
Specialty	112.4	—	—	112.4	206.2	—	—	206.2
DIY	22.1	0.6	—	22.7	41.8	1.1	—	42.9
Total	$375.9	$127.9	$22.8	$526.6	$689.8	$257.8	$42.2	$989.8

	For the second quarter ended June 26, 2022				For the six months ended June 26, 2022
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$211.9	$46.2	$18.6	$276.7	$389.9	$92.3	$34.5	$516.7
HVAC and Gas Products	100.7	57.9	3.6	162.2	185.0	117.9	6.0	308.9
Drainage and Water Re-use Products	29.8	22.7	0.3	52.8	52.6	45.5	1.1	99.2
Water Quality Products	33.5	1.1	0.3	34.9	62.3	2.1	0.6	65.0
Total	$375.9	$127.9	$22.8	$526.6	$689.8	$257.8	$42.2	$989.8

	For the second quarter ended June 27, 2021				For the six months ended June 27, 2021
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$177.3	$88.5	$21.4	$287.2	$334.7	$169.5	$38.0	$542.2
OEM	24.1	47.4	1.6	73.1	44.6	88.4	2.6	135.6
Specialty	86.1	—	0.1	86.2	160.2	—	0.1	160.3
DIY	19.6	0.9	—	20.5	40.4	1.8	—	42.2
Total	$307.1	$136.8	$23.1	$467.0	$579.9	$259.7	$40.7	$880.3

	For the second quarter ended June 27, 2021				For the six months ended June 27, 2021
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$177.2	$51.8	$18.6	$247.6	$339.5	$99.1	$33.3	$471.9
HVAC and Gas Products	77.6	60.9	3.6	142.1	143.5	115.1	5.9	264.5
Drainage and Water Re-use Products	25.2	22.5	0.5	48.2	43.8	42.7	0.9	87.4
Water Quality Products	27.1	1.6	0.4	29.1	53.1	2.8	0.6	56.5
Total	$307.1	$136.8	$23.1	$467.0	$579.9	$259.7	$40.7	$880.3

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2022 -
	January 1,	the	June 26,	January 1,	Loss During	June 26,	June 26,	June 26,
	2022	Period	2022	2022	the Period	2022	2022	2022

	(in millions)
Americas	$490.9	$—	$490.9	$(24.5)	$—	$(24.5)	$(0.2)	$466.2
Europe	242.9	—	242.9	(129.7)	—	(129.7)	(8.1)	105.1
APMEA	34.0	—	34.0	(12.9)	—	(12.9)	(1.5)	19.6
Total	$767.8	$—	$767.8	$(167.1)	$—	$(167.1)	$(9.8)	$590.9

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

Intangible assets include the following:

	June 26, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.1	$(16.1)	$—	$16.1	$(16.1)	$—
Customer relationships	237.0	(176.8)	60.2	237.5	(173.1)	64.4
Technology	57.4	(42.7)	14.7	58.6	(40.7)	17.9
Trade names	26.6	(17.4)	9.2	26.8	(16.9)	9.9
Other	4.3	(3.8)	0.5	4.3	(3.8)	0.5
Total amortizable intangibles	341.4	(256.8)	84.6	343.3	(250.6)	92.7
Indefinite-lived intangible assets	34.8	—	34.8	35.9	—	35.9
	$376.2	$(256.8)	$119.4	$379.2	$(250.6)	$128.6

Aggregate amortization expense for amortized intangible assets for the second quarters ended June 26, 2022 and June 27, 2021 was $3.0 million and $3.4 million, respectively, and for the first six months of 2022 and 2021 was $6.1 million and $7.3 million, respectively.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at June 26, 2022 and December 31, 2021:

	Fair Value Measurement at June 26, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.0	$2.0	$—	$—
Interest rate swap(2)	$7.5	$—	$7.5	$—
Designated foreign currency hedges(4)	$0.1	$—	$0.1	$—
Total assets	$9.6	$2.0	$7.6	$—
Liabilities
Plan liability for deferred compensation(3)	$2.0	$2.0	$—	$—
Contingent consideration(6)	$6.1	$—	$—	$6.1
Total liabilities	$8.1	$2.0	$—	$6.1

	Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swap(1)	$1.4	$—	$1.4	$—
Total assets	$4.0	$2.6	$1.4	$—
Liabilities
Interest rate swap(5)	$0.6	$—	$0.6	$—
Plan liability for deferred compensation(3)	$2.6	$2.6	$—	$—
Contingent consideration(6)	$6.3	$—	$—	$6.3
Total liabilities	$9.5	$2.6	$0.6	$6.3
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	As of June 26, 2022, $1.9 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $5.6 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(5)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(6)As of June 26, 2022, contingent consideration of $6.1 million related to two immaterial acquisitions, of which $3.6 million was classified in accrued expenses and other liabilities and $2.5 million was classified in other noncurrent liabilities on the Company’s consolidated balance sheet. As of December 31, 2021, contingent consideration of $6.3 million related to two immaterial acquisitions, of which $3.8 million was classified in accrued expenses and other liabilities and $2.5 million was classified in other noncurrent liabilities on the Company’s consolidated balance sheet.

There were no changes in fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the second quarter of 2022.

In connection with the immaterial acquisition of Australian Valve Group Pty Ltd (“AVG”) completed during the third quarter of 2020 and Sentinel Hydrosolutions, LLC (“Sentinel”) completed during the fourth quarter of 2021, contingent liabilities of $2.8 million and $2.5 million, respectively, were recognized as the estimate of the acquisition date fair value of the contingent consideration. The AVG contingent liability as of June 26, 2022 was $3.6 million after increasing the liability by $0.8 million during the second quarter of 2021, due to increased probability of achieving higher performance metrics, and foreign exchange translations. These liabilities were classified as Level 3 under the fair value hierarchy as they were based on the probability of achievement of future performance metrics as of the respective dates of acquisition, which were not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of approximately $4.1 million for AVG and $4.5 million for Sentinel.

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

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in LIBOR-indexed interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company receives the one-month USD-LIBOR subject to a 0.00% floor and pays a fixed rate of 1.02975% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the second quarter and six months ended June 26, 2022, a net gain of $1.3 million and $4.9 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of June 26, 2022, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of June 26, 2022 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan were $15.9 million and $5.4 million, respectively. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 26, 2022 was an asset of $0.1 million. As of June 26, 2022, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is immaterial.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021

	(in millions)
Restructuring costs:
2021 France Actions	$1.3	$18.0	$2.3	$18.0
Other Actions	0.4	(1.0)	0.4	(0.7)
Total restructuring charges	$1.7	$17.0	$2.7	$17.3

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021

	(in millions)
Americas	$0.4	$(0.7)	$0.5	$(0.7)
Europe	1.3	17.9	2.3	17.9
APMEA	—	(0.2)	(0.1)	0.1
Total	$1.7	$17.0	$2.7	$17.3

2021 France Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program includes the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. The total pre-tax restructuring charges associated with the program were initially estimated to be approximately $26.3 million. As of June 26, 2022, the Company reduced its total expected pre-tax charges for the program to approximately $22.9 million, of which $22.0 million was incurred program-to-date. The reduction in total expected charges primarily related to lower severance and outplacement costs than initially estimated. The total expected charges include costs for employee severance, relocation of equipment, clean-up of the facility and certain asset write-downs, and resulted in the elimination of approximately 80 positions at the Méry, France facility. As a result of the facility consolidations, the net headcount reduction in France was approximately 40 positions. Total net after-tax charges for this restructuring program are expected to be approximately $17.0 million (including approximately $1.5 million in non-cash charges), with costs being incurred through the second half of 2022, at which time the restructuring program is expected to be completed. The Company spent approximately $0.6 million in capital expenditures to consolidate operations. Annual cash savings, net of tax, are estimated to be approximately $3.0 million, which the Company expects to fully realize by 2023.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2021 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2021	$16.9	$0.9	$0.9	$1.0	$19.7
Costs incurred—first quarter 2022	0.2	0.1	0.4	0.3	1.0
Costs incurred—second quarter 2022	0.6	0.1	0.4	0.2	1.3
Remaining costs to be incurred	0.9	—	—	—	0.9
Total expected restructuring costs	$18.6	$1.1	$1.7	$1.5	$22.9

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the period ended June 26, 2022 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2021	$9.9	$0.2	$—	$0.5	$10.6
Net pre-tax restructuring charges	0.2	0.1	0.4	0.3	1.0
Utilization and foreign currency impact	(4.7)	(0.1)	(0.4)	(0.3)	(5.5)
Balance at March 27, 2022	$5.4	$0.2	$—	$0.5	$6.1
Net pre-tax restructuring charges	0.6	0.1	0.4	0.2	1.3
Utilization and foreign currency impact	(2.0)	(0.2)	(0.4)	(0.5)	(3.1)
Balance at June 26, 2022	$4.0	$0.1	$—	$0.2	$4.3

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the second quarter and six months ended June 26, 2022 were immaterial actions primarily taken in the Americas segment. An additional $1.1 million of facility exit charges related to the decommissioning of machinery at one of the Company’s facilities in the Americas is expected to be incurred in the third and fourth quarters of 2022.

7. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 26, 2022			For the Second Quarter Ended June 27, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$69.7	33.5	$2.08	$37.5	33.8	$1.11
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1	—
Diluted EPS:
Net income	$69.7	33.6	$2.07	$37.5	33.9	$1.11

	For the Six Months Ended June 26, 2022			For the Six Months Ended June 27, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$124.2	33.6	$3.70	$79.2	33.8	$2.34
Effect of dilutive securities:
Common stock equivalents		0.1	(0.02)		0.1	—
Diluted EPS:
Net income	$124.2	33.7	$3.68	$79.2	33.9	$2.34

There were no options to purchase Class A common stock outstanding during the second quarters and six months ended June 26, 2022 or June 27, 2021 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of June 26, 2022, there was $36.3 million remaining authorized for share repurchases under the $150 million program.

For the second quarters ended June 26, 2022 and June 27, 2021, the Company repurchased 140,233 shares for $18.2 million and 30,917 shares for $4.0 million, respectively. For the six months ended June 26, 2022 and June 27, 2021, the Company repurchased 433,623 shares for $61.1 million and 62,070 shares for $7.8 million, respectively.

8. Stock-Based Compensation

The Company granted 48,285 and 52,230 units of deferred stock awards during the first six months of 2022 and 2021, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Second Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 40,014 and 46,774 performance stock units during the first six months of 2022 and 2021, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 28,711 and 24,690 restricted stock units (“RSUs”) during the first six months of 2022 and 2021, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021

	(in millions)
Net sales
Americas	$375.9	$307.1	$689.8	$579.9
Europe	127.9	136.8	257.8	259.7
APMEA	22.8	23.1	42.2	40.7
Consolidated net sales	$526.6	$467.0	$989.8	$880.3
Operating income (loss)
Americas	$85.5	$55.2	$143.4	$103.7
Europe	19.6	5.4	40.7	24.9
APMEA	3.6	4.3	6.6	6.6
Subtotal reportable segments	108.7	64.9	190.7	135.2
Corporate(*)	(12.8)	(12.2)	(23.3)	(22.9)
Consolidated operating income	95.9	52.7	167.4	112.3
Interest income	—	—	(0.1)	—
Interest expense	1.7	1.5	3.1	3.5
Other expense (income), net	—	(0.5)	0.3	(0.8)
Income before income taxes	$94.2	$51.7	$164.1	$109.6
Capital expenditures
Americas	$4.3	$4.8	$7.8	$7.2
Europe	2.8	2.9	4.9	5.2
APMEA	0.4	0.6	0.4	0.6
Consolidated capital expenditures	$7.5	$8.3	$13.1	$13.0
Depreciation and amortization
Americas	$6.7	$7.4	$13.7	$15.1
Europe	2.8	3.0	5.5	6.3
APMEA	0.5	1.1	1.1	1.9
Consolidated depreciation and amortization	$10.0	$11.5	$20.3	$23.3
Identifiable assets (at end of period)
Americas			$1,223.6	$1,127.2
Europe			569.1	586.7
APMEA			141.6	141.4
Consolidated identifiable assets			$1,934.3	$1,855.3
Property, plant and equipment, net (at end of period)
Americas			$123.6	$120.6
Europe			65.8	81.5
APMEA			4.6	4.9
Consolidated property, plant and equipment, net			$194.0	$207.0

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

The property, plant and equipment in the U.S. of the Company’s Americas segment was $118.7 million and $116.0 million at June 26, 2022 and June 27, 2021, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021

	(in millions)
U.S. net sales	$352.1	$285.0	$646.3	$539.4

The following includes intersegment sales for Americas, Europe and APMEA:

	Second Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021

	(in millions)
Intersegment Sales
Americas	$2.4	$2.5	$5.4	$4.9
Europe	6.9	8.5	14.0	16.2
APMEA	29.0	37.1	52.5	63.4
Intersegment sales	$38.3	$48.1	$71.9	$84.5

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2021	$(127.9)	$0.6	$(127.3)
Change in period	(9.4)	3.5	(5.9)
Balance March 27, 2022	$(137.3)	$4.1	$(133.2)
Change in period	(23.6)	1.6	(22.0)
Balance June 26, 2022	$(160.9)	$5.7	$(155.2)

Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)
Change in period	(14.1)	(0.1)	(14.2)
Balance March 28, 2021	$(114.0)	$(0.2)	$(114.2)
Change in period	5.8	(0.8)	5.0
Balance June 27, 2021	$(108.2)	$(1.0)	$(109.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 5 for further details.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of June 26, 2022, the Company had drawn down $205.0 million on this line of credit and had $12.1 million in letters of credit outstanding, which resulted in $582.9 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one-month interest period in dollars. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 26, 2022 was 2.31%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 5 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of June 26, 2022 was 2.29%. As of June 26, 2022, the Company was in compliance with all covenants related to the Amended Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $12.1 million as of June 26, 2022. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at June 26, 2022 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

As of June 26, 2022, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $4.5 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

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

13. Subsequent Events

On August 1, 2022, the Company declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2022 to stockholders of record on September 1, 2022.

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

Over the past several years we have been building our smart and connected foundation by expanding our internal capabilities and making strategic acquisitions. Our strategy is to deliver superior customer value through smart and connected products and solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We are focused on introducing products that connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

The global supply chain disruptions have shown some signs of easing, however market demand remains a challenge that is impacting inventory positions and order fulfillment lead times. We continue to experience rising prices across some key commodities and other raw materials, energy inflation and higher transportation costs. Labor shortages and workforce disruptions have affected our manufacturing and distribution processes, as well as those of our suppliers. The ongoing war in Ukraine has added strain to the European markets and the global economy, as well as exacerbated inflation, particularly energy inflation. Logistical issues remain around container capacity, port congestion and in-road trucking. COVID-19 shutdowns continue to disrupt global ports, though delays have improved since 2021. The global shortage of electronic components such as semiconductors and other raw materials continues to challenge our supply chain. While we believe we were able to effectively manage these disruptions during the second quarter of 2022 by various measures, including raising prices to address cost inflation, we cannot predict how ongoing inflation, the war in Ukraine, COVID-19 restrictions, supply chain disruptions and related costs may impact our ability to service our customers or the potential impact on our profit margins going forward.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the second quarter ended June 26, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact of supply chain and logistics disruption risks to the Company and information regarding the impact of COVID-19 on the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Overview

Second quarter 2022 sales increased 12.8%, or $59.6 million, on a reported basis and 16.2%, or $75.8 million, on an organic basis, compared to the second quarter of 2021, primarily driven by incremental price as well as the global economic recovery across all of our operating segments, partially muted by the estimated 2.6% of incremental sales in the second quarter of 2021 attributable to the severe freezing weather in the South-Central United States. The impact from the war in Ukraine on the second quarter of 2022 was not significant. The reported sales increase included the unfavorable impact of foreign exchange of 3.9%, or $18.2 million, primarily driven by the appreciation of the U.S. dollar against the euro, and an increase in acquired sales of $2.0 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $95.9 million increased by $43.2 million, or 82.0%, in the second quarter of 2022 as compared to the second quarter of 2021. This increase was primarily driven by incremental price, higher sales volume, productivity, cost savings from prior restructuring actions and lower restructuring charges, partially offset by inflation, investments, and the return of expenses related to business normalization. The lower restructuring charges were due to a $18 million pre-tax restructuring charge recorded in the second quarter of 2021 related to the approved French restructuring program.

Recent Developments

On July 19, 2022, we announced the appointment of Andre Dhawan as our Chief Operating Officer effective upon the commencement of his employment with us on August 15, 2022. In connection with Mr. Dhawan joining the Company, Munish Nanda will step down as President of the Americas & Europe effective as of August 15, 2022, and thereafter will assist with the transition and provide advisory services until his planned retirement in May 2023.

On August 1, 2022, we declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2022 to stockholders of record on September 1, 2022.

Results of Operations

Second Quarter Ended June 26, 2022 Compared to Second Quarter Ended June 27, 2021

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the second quarters of 2022 and 2021 were as follows:

	Second Quarter Ended		Second Quarter Ended			% Change to
	June 26, 2022		June 27, 2021			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$375.9	71.4%	$307.1	65.8%	$68.8	14.8%
Europe	127.9	24.3	136.8	29.3	(8.9)	(1.9)
APMEA	22.8	4.3	23.1	4.9	(0.3)	(0.1)
Total	$526.6	100.0%	$467.0	100.0%	$59.6	12.8%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$67.7	$7.4	$0.7	$75.8	14.5%	1.6%	0.1%	16.2%	22.0%	5.4%	3.0%
Foreign exchange	(0.9)	(16.3)	(1.0)	(18.2)	(0.2)	(3.5)	(0.2)	(3.9)	(0.3)	(11.9)	(4.3)
Acquired	2.0	—	—	2.0	0.5	—	—	0.5	0.7	—	—
Total	$68.8	$(8.9)	$(0.3)	$59.6	14.8%	(1.9)%	(0.1)%	12.8%	22.4%	(6.5)%	(1.3)%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$37.8	$3.0	$2.5	$24.4	$67.7	21.3%	12.4%	12.8%	28.3%
Europe	2.8	4.8	(0.2)	—	7.4	3.2	10.1	(22.2)	—
APMEA	0.3	0.5	—	(0.1)	0.7	1.4	31.3	—	(100.0)
Total	$40.9	$8.3	$2.3	$24.3	$75.8

Organic net sales in the Americas increased primarily due to incremental price across all of our channels and higher volume. The volume increase was partially muted due to the second quarter of 2021 being positively impacted from the severe weather freeze in the South-Central United States, which drove an estimated 4% of incremental sales in our wholesale and DIY channels.

Organic net sales in Europe increased primarily due to higher price, with growth in both Fluid Solutions and Drains platforms as well as all major regions. Net sales also increased in our HVAC products within the Italy and Germany OEM markets driven by government energy incentives. Sales growth in the quarter was negatively impacted by approximately $3 million due to our decision to exit all direct sales into Russia as a result of the war in Ukraine effective April 1, 2022.

Organic net sales in APMEA increased primarily due to higher price, with sales growth in China and Australia. China’s sales growth was primarily driven by higher demand for commercial valves within data centers, partially offset by a decline in under floor heating sales caused by COVID-19 lockdowns in China.

The net decrease in sales due to foreign exchange was mostly due to the appreciation of the U.S. dollar against the euro in the second quarter of 2022. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisitions relates to an immaterial acquisition in the Americas segment in the fourth quarter of 2021.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2022 and 2021 were as follows:

	Second Quarter Ended
	June 26, 2022	June 27, 2021

	(dollars in millions)
Gross profit	$239.2	$200.1
Gross margin	45.4%	42.8%

Gross profit and gross margin increased primarily from higher price, volume and productivity savings, partially offset by inflation related to material and labor costs, higher logistic and freight costs and the return of expenses related to business normalization.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $11.2 million, or 8.6%, in the second quarter of 2022 compared to the second quarter of 2021. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$13.8	10.6%
Foreign exchange	(3.8)	(2.9)
Acquired	1.2	0.9
Total	$11.2	8.6%

The organic increase was primarily due to an increase in investments of $5.4 million, including our smart and connected initiatives and commercial excellence, increased variable costs due to the higher sales volume of $5.0 million, general inflation of $3.4 million, as well as the return of expenses related to business normalization of $4.0 million compared to the second quarter of 2021. These increases were partially offset by $3.8 million due to productivity initiatives and a net decrease in short-term and long-term compensation accruals of $1.0 million. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro. The acquired SG&A costs related to an immaterial acquisition in the Americas segment in the fourth quarter of 2021. Total SG&A expenses, as a percentage of sales, were 26.9% in the second quarter of 2022 compared to 27.9% in the second quarter of 2021.

Restructuring. In the second quarter of 2022, we recorded a net restructuring charge of $1.7 million which related to a 2021 French restructuring program that was approved in the second quarter of 2021 as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas. In the second quarter of 2021, we recorded a net restructuring charge of $17.0 million, which included an $18.0 million charge related to a 2021 French restructuring program. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the second quarters of 2022 and 2021 was as follows:

				% Change to
	Second Quarter Ended			Consolidated
	June 26,	June 27,		Operating
	2022	2021	Change	Income

	(dollars in millions)
Americas	$85.5	$55.2	$30.3	57.5%
Europe	19.6	5.4	14.2	26.9
APMEA	3.6	4.3	(0.7)	(1.3)
Corporate	(12.8)	(12.2)	(0.6)	(1.1)
Total	$95.9	$52.7	$43.2	82.0%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$31.3	$0.2	$(0.3)	$(0.6)	$30.6	59.4%	0.4%	(0.5)%	(1.1)%	58.2%	56.7%	3.7%	(7.0)%	4.9%
Foreign exchange	(0.2)	(2.6)	(0.2)	—	(3.0)	(0.4)	(5.0)	(0.4)	—	(5.8)	(0.4)	(48.1)	(4.7)	—
Acquired	0.3	—	—	—	0.3	0.6	—	—	—	0.6	0.5	—	—	—
Restructuring, impairment charges	(1.1)	16.6	(0.2)	—	15.3	(2.1)	31.5	(0.4)	—	29.0	(2.0)	307.4	(4.7)	—
Total	$30.3	$14.2	$(0.7)	$(0.6)	$43.2	57.5%	26.9%	(1.3)%	(1.1)%	82.0%	54.8%	263.0%	(16.4)%	4.9%

The increase in organic operating income was due to higher price, volume, benefits from productivity initiatives, and savings from prior restructuring actions. These increases were partially offset by inflation related to material and labor costs, higher logistic and freight costs, investment and the return of expenses related to business normalization.

Interest Expense. Interest expense in the second quarter of 2022 increased $0.2 million, or 13.3%, compared to the second quarter of 2021, primarily due to an increase in interest rates during the second quarter of 2022. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 26.0% in the second quarter of 2022, from 27.5% in the second quarter of 2021. The decrease is primarily due to the restructuring of our Mexican supply chain operations.

Net Income. Net income was $69.7 million, or $2.07 per common share on a diluted basis, for the second quarter of 2022, compared to $37.5 million, or $1.11 per common share on a diluted basis, for the second quarter of 2021. Results for the second quarter of 2022 include an after-tax charge of $1.3 million, or $0.04 per common share, for restructuring. Results for the second quarter of 2021 include an after-tax charge of $12.6 million, or $0.37 per common share, for restructuring.

Six Months Ended June 26, 2022 Compared to Six Months Ended June 27, 2021

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the six months of 2022 and 2021 were as follows:

	Six Months Ended		Six Months Ended			% Change to
	June 26, 2022		June 27, 2021			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$689.8	69.7%	$579.9	65.9%	$109.9	12.5%
Europe	257.8	26.0	259.7	29.5	(1.9)	(0.3)
APMEA	42.2	4.3	40.7	4.6	1.5	0.2
Total	$989.8	100.0%	$880.3	100.0%	$109.5	12.4%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$106.7	$24.0	$2.9	$133.6	12.1%	2.7%	0.4%	15.2%	18.4%	9.3%	7.1%
Foreign exchange	(0.9)	(25.9)	(1.4)	(28.2)	(0.1)	(3.0)	(0.2)	(3.3)	(0.1)	(10.0)	(3.4)
Acquired	4.1	—	—	4.1	0.5	—	—	0.5	0.7	—	—
Total	$109.9	$(1.9)	$1.5	$109.5	12.5%	(0.3)%	0.2%	12.4%	19.0%	(0.7)%	3.7%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$55.2	$8.1	$1.5	$41.9	$106.7	16.5%	18.2%	3.7%	26.2%
Europe	12.0	12.6	(0.6)	—	24.0	7.1	14.3	(33.3)	—
APMEA	2.1	0.9	—	(0.1)	2.9	5.5	34.6	—	(100.0)
Total	$69.3	$21.6	$0.9	$41.8	$133.6

Organic net sales in the Americas increased primarily due to incremental price across all of our channels and higher volume. The volume increase was partially muted due to the first six months of 2021 being positively impacted from the severe weather freeze in the South-Central United States, which drove an estimated 4% of incremental sales in our wholesale and DIY channels.

Organic net sales in Europe increased due to higher price, with growth in both Fluid Solutions and Drains platforms as well as all major regions. Net sales also increased in our HVAC products within the Italy and Germany OEM markets driven by government energy incentives. Sales growth was negatively impacted by approximately $3 million due to our decision to exit all direct sales into Russia as a result of the war in Ukraine effective April 1, 2022.

Organic net sales in APMEA increased primarily due to higher price and volumes, with sales growth in China, Australia, New Zealand and the Middle East. China’s sales growth was primarily driven by higher demand for commercial valves within data centers.

The net decrease in sales due to foreign exchange was mostly due to the appreciation of the U.S. dollar against the euro in the first six months of 2022. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisitions relates to an immaterial acquisition in the Americas segment in the fourth quarter of 2021.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2022 and 2021 were as follows:

	Six Months Ended
	June 26, 2022	June 27, 2021

	(dollars in millions)
Gross profit	$437.8	$373.8
Gross margin	44.2%	42.5%

Gross profit and gross margin increased primarily from higher price, volume and productivity savings, partially offset by inflation related to material and labor costs, higher logistic and freight costs and the return of expenses related to business normalization.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $23.5 million, or 9.6%, in the first six months of 2022 compared to the first six months of 2021. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$27.4	11.2%
Foreign exchange	(6.3)	(2.6)
Acquired	2.4	1.0
Total	$23.5	9.6%

The organic increase was primarily due to increase in investments of $9.5 million, including our smart and connected initiatives and commercial excellence, increased variable costs due to the higher sales volume of $8.6 million, general inflation of $7.6 million, as well as the return of expenses related to business normalization of $7.8 million compared to the first six months of 2021. These increases were partially offset by $5.8 million due to productivity initiatives and a decrease in short-term and long-term compensation accruals of $2.6 million. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro. The acquired SG&A costs related to an immaterial acquisition in the Americas segment in the fourth quarter of 2021. Total SG&A expenses, as a percentage of sales, were 27.0% in the first six months of 2022 compared to 27.7% in the first six months of 2021.

Restructuring. In the first six months of 2022, we recorded a net restructuring charge of $2.7 million which related to a 2021 French restructuring program that was approved in the second quarter of 2021 as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas. In the first six months of 2021, we recorded a net restructuring charge of $17.3 million, which included an $18.0 million charge related to a 2021 French restructuring program. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first six months of 2022 and 2021 was as follows:

				% Change to
	Six Months Ended			Consolidated
	June 26,	June 27,		Operating
	2022	2021	Change	Income

	(Dollars in millions)
Americas	$143.4	$103.7	$39.7	35.4%
Europe	40.7	24.9	15.8	14.1
APMEA	6.6	6.6	—	—
Corporate	(23.3)	(22.9)	(0.4)	(0.4)
Total	$167.4	$112.3	$55.1	49.1%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$40.5	$4.5	$0.6	$(0.4)	$45.2	36.1%	4.0%	0.5%	(0.4)%	40.2%	39.1%	18.1%	9.1%	1.7%
Foreign exchange	(0.1)	(4.3)	(0.8)	—	(5.2)	(0.1)	(3.8)	(0.7)	—	(4.6)	(0.1)	(17.3)	(12.1)	—
Acquired	0.5	—	—	—	0.5	0.5	—	—	—	0.5	0.5	—	—	—
Restructuring, impairment charges	(1.2)	15.6	0.2	—	14.6	(1.1)	13.9	0.2	—	13.0	(1.2)	62.7	3.0	—
Total	$39.7	$15.8	$—	$(0.4)	$55.1	35.4%	14.1%	—%	(0.4)%	49.1%	38.3%	63.5%	—%	1.7%

The increase in organic operating income was primarily due to higher price, volume, benefits from productivity initiatives, and savings from prior restructuring actions. These increases were partially offset by inflation related to material and labor costs, higher logistic and freight costs, investment and the return of expenses related to business normalization.

Interest Expense. Interest expense in the first six months of 2022 decreased $0.4 million, or 11.4%, compared to the first six months of 2021, primarily due to a lower principal balance of debt outstanding during the first six months of 2022, partially offset by an increase in interest rates. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 24.3% in the first six months of 2022, from 27.7% in the first six months of 2021. The decrease is primarily due to the restructuring of our Mexican supply chain operations, a higher tax benefit resulting from the vesting of stock compensation awards in the first six months of 2022 and the favorable impact of changes in tax contingencies.

Net Income. Net income was $124.2 million, or $3.68 per common share on a diluted basis, for the first six months of 2022, compared to $79.2 million, or $2.34 per common share on a diluted basis, for the first six months of 2021. Results for the first six months of 2022 include an after-tax charge of $2.0 million, or $0.06 per common share, for restructuring. Results for the first six months of 2021 include an after-tax charge of $12.8 million, or $0.37 per common share, for restructuring.

Liquidity and Capital Resources

We generated $44.9 million of net cash provided by operating activities in the first six months of 2022 compared to $73.2 million of net cash provided by operating activities in the first six months of 2021. The decrease in net cash provided by operating activities was primarily related to our proactive decision to increase inventories in response to strong market demand and continued supply chain disruptions, in addition to increased payments related to restructuring and employee and customer incentives. These decreases were partially offset by higher net income. For the remainder of 2022, we expect to spend approximately $5 million related to the French restructuring program that was approved in 2021.

We used $12.3 million of net cash for investing activities in the first six months of 2022 compared to $8.1 million used in the first six months of 2021. We used $0.1 million more cash for capital expenditures and received $4.1 million less in cash proceeds from asset sales in the first six months of 2022 compared to the first six months of 2021. For the remainder of 2022, we expect to invest approximately $22 million to $27 million in capital equipment as part of our ongoing commitment to improve our operating capabilities.

We used $33.7 million of net cash for financing activities during the first six months of 2022 primarily due to payments of $61.1 million to repurchase approximately 434,000 shares of Class A common stock, dividend payments of $19.3 million and tax withholding payments on vested stock awards of $12.9 million; offset by proceeds from drawdowns on our line of credit totaling $75.0 million (offset by long-term debt repayments of $15.0 million). In the first six months of 2021, we used $41.7 million of net cash for financing activities primarily due to dividend payments of $16.7 million, tax withholding payments on vested stock awards of $9.2 million, and payments of $7.8 million to repurchase approximately 62,000 shares of Class A common stock.

On March 30, 2021, we and certain of our subsidiaries entered into the Amended Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent. The Amended Credit Agreement amended and restated the Prior Amended Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Amended Credit Agreement increased our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted LIBOR rate to 0.00%. The Revolving Credit Facility under the Amended Credit Agreement also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of June 26, 2022, we had drawn down $205.0 million on this line of credit and had $12.1 million in letters of credit outstanding, which resulted in $582.9 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Eurocurrency rate loans, the adjusted British Bankers Association LIBOR rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime

Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the adjusted LIBOR rate plus 1.00% for a one month interest period in dollars. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 26, 2022 was 2.31%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 5 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of June 26, 2022 was 2.29%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of June 26, 2022, we were in compliance with all covenants related to the Amended Credit Agreement.

As of June 26, 2022, we held $230.0 million in cash and cash equivalents. Of this amount, $166.8 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. We believe that our financial resources will allow us to manage the impacts of the COVID-19 pandemic, the war in Ukraine, inflation and supply chain disruption on our business operations for the foreseeable future. We anticipate the impacts related to these matters will continue to evolve, and, as a result we will continue to evaluate our financial position as additional information becomes available. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Six Months Ended
	June 26,	June 27,
	2022	2021

	(in millions)
Net cash provided by operating activities	$44.9	$73.2
Less: additions to property, plant, and equipment	(13.1)	(13.0)
Plus: proceeds from the sale of property, plant, and equipment	0.8	4.9
Free cash flow	$32.6	$65.1
Net income —as reported	$124.2	$79.2
Cash conversion rate of free cash flow to net income	26.2%	82.2%

Free cash flow declined in the first six months of 2022 when compared to the first six months of 2021 primarily driven by our proactive decision to increase inventories in response to strong market demand and continued supply chain disruptions, increased payments related to restructuring and employee and customer incentives, and higher net capital spend, partially offset by higher net income.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at June 26, 2022 was (2.4%) compared to (9.3%) at December 31, 2021. The increase was driven by an increase in debt outstanding of $60.3 million and a decrease in net cash outstanding of $12.0 million at June 26, 2022 compared to December 31, 2021. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 26,	December 31,
	2022	2021

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	202.2	141.9
Less: cash and cash equivalents	(230.0)	(242.0)
Net debt	$(27.8)	$(100.1)

A reconciliation of capitalization is provided below:

	June 26,	December 31,
	2022	2021

	(in millions)
Net debt	$(27.8)	$(100.1)
Total stockholders’ equity	1,186.5	1,173.2
Capitalization	$1,158.7	$1,073.1
Net debt to capitalization ratio	(2.4)%	(9.3)%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 26, 2022 was an asset of $0.1 million.

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

There was no change in our internal control over financial reporting that occurred during the second quarter ended June 26, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2021, we are party to certain litigation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 26, 2022, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the second quarter ended June 26, 2022.

Issuer Purchases of Equity Securities
(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
March 28, 2022 – April 24, 2022	—	$—	—	—
April 25, 2022 – May 22, 2022	—	$—	—	—
May 23, 2022 – June 26, 2022	711	$132.75	—	—
Total	711	$132.75	—	—

The following table includes information with respect to repurchases of our Class A common stock during the second quarter ended June 26, 2022 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
March 28, 2022 – April 24, 2022	9,152	$137.76	9,152	$53,239,708
April 25, 2022 – May 22, 2022	20,530	$129.54	20,530	$50,580,324
May 23, 2022 – June 26, 2022	110,551	$129.54	110,551	$36,257,304
Total	140,233	$130.07	140,233
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2021 (File No. 001- 11499).
10.1	Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2022 (File No. 001-11499).
10.2†	Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan
10.3	Non-Employee Director Compensation Arrangements. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 001-11499).
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 26, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Second Quarters and Six Months ended June 26, 2022 and June 27, 2021, (iii) Consolidated Statements of Comprehensive Income for the Second Quarters and Six Months ended June 26, 2022 and June 27, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the Second Quarters and Six Months ended June 26, 2022 and June 27, 2021, (v) Consolidated Statements of Cash Flows for the Six Months ended June 26, 2022 and June 27, 2021, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: August 4, 2022	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 4, 2022	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: August 4, 2022	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)