Form 10-Q
period 2022-09-25
WATTS WATER TECHNOLOGIES INC
filed 2022-11-03
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2022
Class A Common Stock, $0.10 par value	27,284,921

Class B Common Stock, $0.10 par value	6,008,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 25,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$219.5	$242.0
Trade accounts receivable, less reserve allowances of $11.7 million at September 25, 2022 and $10.3 million at December 31, 2021	257.0	220.9
Raw materials	153.1	119.4
Work in process	24.0	20.4
Finished goods	245.5	230.9
Total Inventories	422.6	370.7
Prepaid expenses and other current assets	37.7	27.9
Total Current Assets	936.8	861.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	578.4	608.8
Accumulated depreciation	(389.3)	(408.1)
Property, plant and equipment, net	189.1	200.7
OTHER ASSETS:
Goodwill	582.5	600.7
Intangible assets, net	114.9	128.6
Deferred income taxes	3.5	3.5
Other, net	58.8	60.6
TOTAL ASSETS	$1,885.6	$1,855.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$131.6	$143.4
Accrued expenses and other liabilities	174.0	186.9
Accrued compensation and benefits	72.9	78.2
Total Current Liabilities	378.5	408.5
LONG-TERM DEBT	182.4	141.9
DEFERRED INCOME TAXES	33.8	40.5
OTHER NONCURRENT LIABILITIES	83.2	91.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,294,207 shares at September 25, 2022 and 27,584,525 shares at December 31, 2021	2.7	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 6,008,290 shares at September 25, 2022 and 6,024,290 shares at December 31, 2021	0.6	0.6
Additional paid-in capital	646.6	631.2
Retained earnings	741.4	665.9
Accumulated other comprehensive loss	(183.6)	(127.3)
Total Stockholders’ Equity	1,207.7	1,173.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,885.6	$1,855.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021
Net sales	$487.8	$455.0	$1,477.6	$1,335.3
Cost of goods sold	269.9	261.0	821.9	767.5
GROSS PROFIT	217.9	194.0	655.7	567.8
Selling, general and administrative expenses	135.8	128.4	403.5	372.6
Restructuring	1.7	0.9	4.4	18.2
OPERATING INCOME	80.4	64.7	247.8	177.0
Other (income) expense:
Interest income	(0.2)	—	(0.3)	—
Interest expense	1.9	1.4	5.0	4.9
Other (income) expense, net	(0.1)	(0.2)	0.2	(1.0)
Total other expense	1.6	1.2	4.9	3.9
INCOME BEFORE INCOME TAXES	78.8	63.5	242.9	173.1
Provision for income taxes	20.1	17.1	60.0	47.5
NET INCOME	$58.7	$46.4	$182.9	$125.6
Basic EPS
NET INCOME PER SHARE	$1.76	$1.38	$5.46	$3.72
Weighted average number of shares	33.4	33.7	33.5	33.8
Diluted EPS
NET INCOME PER SHARE	$1.75	$1.37	$5.43	$3.70
Weighted average number of shares	33.5	33.9	33.7	33.9
Dividends declared per share	$0.30	$0.26	$0.86	$0.75

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021
Net income	$58.7	$46.4	$182.9	$125.6
Other comprehensive (loss) gain net of tax:
Foreign currency translation adjustments	(30.4)	(8.4)	(63.4)	(16.7)
Cash flow hedges	2.0	0.5	7.1	(0.4)
Other comprehensive loss	(28.4)	(7.9)	(56.3)	(17.1)
Comprehensive income	$30.3	$38.5	$126.6	$108.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 25, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	$1,173.2
Net income	—	—	—	—	—	182.9	—	182.9
Other comprehensive loss	—	—	—	—	—	—	(56.3)	(56.3)
Comprehensive income								126.6
Shares of Class B common stock converted to Class A common stock	16,000	—	(16,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	13.2	—	—	13.2
Stock repurchase	(462,956)	(0.1)	—	—	—	(65.0)	—	(65.1)
Net change in restricted and performance stock units	154,313	—	—	—	2.0	(13.0)	—	(11.0)
Common stock dividends	—	—	—	—	—	(29.4)	—	(29.4)
Balance at September 25, 2022	27,294,207	$2.7	6,008,290	$0.6	$646.6	$741.4	$(183.6)	$1,207.7

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 25, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 26, 2022	27,297,954	$2.7	6,024,290	$0.6	$641.6	$696.8	$(155.2)	$1,186.5
Net income	—	—	—	—	—	58.7	—	58.7
Other comprehensive loss	—	—	—	—	—	—	(28.4)	(28.4)
Comprehensive income								30.3
Shares of Class B common stock converted to Class A common stock	16,000	—	(16,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5.0	—	—	5.0
Stock repurchase	(29,333)	—	—	—	—	(3.9)	—	(3.9)
Net change in restricted and performance stock units	9,586	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(10.1)	—	(10.1)
Balance at September 25, 2022	27,294,207	$2.7	6,008,290	$0.6	$646.6	$741.4	$(183.6)	$1,207.7

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 26, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	125.6	—	125.6
Other comprehensive loss	—	—	—	—	—	—	(17.1)	(17.1)
Comprehensive income								108.5
Shares of Class B common stock converted to Class A common stock	80,000	—	(80,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	112	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16.8	—	—	16.8
Stock repurchase	(87,445)	—	—	—	—	(11.8)	—	(11.8)
Net change in restricted and performance stock units	93,937	—	—	—	1.9	(9.6)	—	(7.7)
Common stock dividends	—	—	—	—	—	(25.5)	—	(25.5)
Balance at September 26, 2021	27,565,116	$2.8	6,064,290	$0.6	$625.0	$638.8	$(117.1)	$1,150.1

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 26, 2021)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 27, 2021	27,577,110	$2.8	6,074,290	$0.6	$618.1	$605.6	$(109.2)	$1,117.9
Net income	—	—	—	—	—	46.4	—	46.4
Other comprehensive loss	—	—	—	—	—	—	(7.9)	(7.9)
Comprehensive income								38.5
Shares of Class B common stock converted to Class A common stock	10,000	—	(10,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6.9	—	—	6.9
Stock repurchase	(25,375)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	3,381	—	—	—	—	(0.4)	—	(0.4)
Common stock dividends	—	—	—	—	—	(8.8)	—	(8.8)
Balance at September 26, 2021	27,565,116	$2.8	6,064,290	$0.6	$625.0	$638.8	$(117.1)	$1,150.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 25,	September 26,
	2022	2021
OPERATING ACTIVITIES
Net income	$182.9	$125.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.5	23.5
Amortization of intangibles	9.1	10.5
Loss on disposal and impairment of property, plant and equipment and other	1.4	1.1
Stock-based compensation	13.2	16.8
Deferred income tax	(5.9)	(8.7)
Changes in operating assets and liabilities:
Accounts receivable	(51.0)	(49.6)
Inventories	(73.6)	(93.4)
Prepaid expenses and other assets	(4.1)	(1.8)
Accounts payable, accrued expenses and other liabilities	(7.2)	110.9
Net cash provided by operating activities	86.3	134.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(20.2)	(19.6)
Proceeds from the sale of property, plant and equipment	0.9	4.9
Net cash used in investing activities	(19.3)	(14.7)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	85.0	35.0
Payments of long-term debt	(45.0)	(80.0)
Payments for withholding taxes on vested awards	(13.0)	(9.6)
Payments for finance leases and other	(1.4)	(1.0)
Proceeds from share transactions under employee stock plans	0.2	—
Debt issuance costs	—	(2.4)
Payments to repurchase common stock	(65.1)	(11.8)
Dividends	(29.4)	(25.5)
Net cash used in financing activities	(68.7)	(95.3)
Effect of exchange rate changes on cash and cash equivalents	(20.8)	(5.1)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22.5)	19.8
Cash and cash equivalents at beginning of year	242.0	218.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219.5	$238.7

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of stock under management stock purchase plan	$0.3	$0.5
CASH PAID FOR:
Interest	$4.1	$5.2
Income taxes	$67.8	$46.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of September 25, 2022, the Consolidated Statements of Operations for the Third Quarters and Nine Months ended September 25, 2022 and September 26, 2021, the Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months ended September 25, 2022 and September 26, 2021, the Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months ended September 25, 2022 and September 26, 2021, and the Consolidated Statements of Cash Flows for the Nine Months ended September 25, 2022 and September 26, 2021.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the third quarter ended September 25, 2022, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $18.6 million and $17.8 million for the third quarters of 2022 and 2021, respectively, and were $54.7 million and $50.7 million for the first nine months of 2022 and 2021, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $14.2 million and $11.0 million for the third quarters of 2022 and 2021, respectively, and were $38.4 million and $32.8 million for the first nine months of 2022 and 2021, respectively.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product line:

	For the third quarter ended September 25, 2022				For the nine months ended September 25, 2022
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$200.0	$69.0	$23.0	$292.0	$589.1	$233.9	$61.8	$884.8
OEM	25.5	43.4	1.9	70.8	78.1	135.2	5.3	218.6
Specialty	105.7	—	—	105.7	312.0	—	—	312.0
DIY	18.6	0.7	—	19.3	60.4	1.8	—	62.2
Total	$349.8	$113.1	$24.9	$487.8	$1,039.6	$370.9	$67.1	$1,477.6

	For the third quarter ended September 25, 2022				For the nine months ended September 25, 2022
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$196.0	$36.8	$19.2	$252.0	$586.0	$129.1	$53.6	$768.7
HVAC and Gas Products	91.3	53.7	4.4	149.4	276.3	171.6	10.4	458.3
Drainage and Water Re-use Products	30.0	21.6	0.9	52.5	82.6	67.1	2.1	151.8
Water Quality Products	32.5	1.0	0.4	33.9	94.7	3.1	1.0	98.8
Total	$349.8	$113.1	$24.9	$487.8	$1,039.6	$370.9	$67.1	$1,477.6

	For the third quarter ended September 26, 2021				For the nine months ended September 26, 2021
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$177.7	$77.5	$20.4	$275.6	$512.4	$247.0	$58.4	$817.8
OEM	24.4	45.9	1.3	71.6	69.0	134.3	3.9	207.2
Specialty	89.3	—	0.1	89.4	249.5	—	0.2	249.7
DIY	17.7	0.7	—	18.4	58.1	2.5	—	60.6
Total	$309.1	$124.1	$21.8	$455.0	$889.0	$383.8	$62.5	$1,335.3

	For the third quarter ended September 26, 2021				For the nine months ended September 26, 2021
		(in millions)				(in millions)
Principal Product Line	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$173.5	$44.5	$17.5	$235.5	$513.0	$143.4	$50.8	$707.2
HVAC and Gas Products	82.9	57.5	3.2	143.6	226.4	172.9	9.1	408.4
Drainage and Water Re-use Products	25.2	21.1	0.8	47.1	69.0	63.8	1.7	134.5
Water Quality Products	27.5	1.0	0.3	28.8	80.6	3.7	0.9	85.2
Total	$309.1	$124.1	$21.8	$455.0	$889.0	$383.8	$62.5	$1,335.3

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

The Company incurs costs to obtain and fulfill a contract; however, the Company has elected to recognize all incremental costs to obtain a contract as an expense when incurred if the amortization period is one year or less. The Company has elected to treat shipping and handling activities performed after the customer has obtained control of the related goods as a fulfillment cost, and the related cost is accrued for in conjunction with the recording of revenue for the goods.

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2022 -
	January 1,	the	September 25,	January 1,	Loss During	September 25,	September 25,	September 25,
	2022	Period	2022	2022	the Period	2022	2022	2022

	(in millions)
Americas	$490.9	$—	$490.9	$(24.5)	$—	$(24.5)	$(0.5)	$465.9
Europe	242.9	—	242.9	(129.7)	—	(129.7)	(15.0)	98.2
APMEA	34.0	—	34.0	(12.9)	—	(12.9)	(2.7)	18.4
Total	$767.8	$—	$767.8	$(167.1)	$—	$(167.1)	$(18.2)	$582.5

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

Intangible assets include the following:

	September 25, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$16.0	$(16.0)	$—	$16.1	$(16.1)	$—
Customer relationships	235.2	(177.2)	58.0	237.5	(173.1)	64.4
Technology	56.6	(42.9)	13.7	58.6	(40.7)	17.9
Trade names	25.9	(17.0)	8.9	26.8	(16.9)	9.9
Other	4.2	(3.7)	0.5	4.3	(3.8)	0.5
Total amortizable intangibles	337.9	(256.8)	81.1	343.3	(250.6)	92.7
Indefinite-lived intangible assets	33.8	—	33.8	35.9	—	35.9
	$371.7	$(256.8)	$114.9	$379.2	$(250.6)	$128.6

Aggregate amortization expense for amortized intangible assets for the third quarters ended September 25, 2022 and September 26, 2021 was $3.0 million and $3.2 million, respectively, and for the first nine months of 2022 and 2021 was $9.1 million and $10.5 million, respectively.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021

	(in millions)
Restructuring costs:
2021 France Actions	$0.4	$0.9	$2.7	$18.9
Other Actions	1.3	—	1.7	(0.7)
Total restructuring charges	$1.7	$0.9	$4.4	$18.2

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021

	(in millions)
Americas	$0.4	$—	$0.8	$(0.7)
Europe	1.3	0.9	3.7	18.8
APMEA	—	—	(0.1)	0.1
Total	$1.7	$0.9	$4.4	$18.2

2021 France Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program includes the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. The total pre-tax restructuring charges associated with the program were initially estimated to be approximately $26.3 million. As of September 25, 2022, the Company’s estimate of total expected pre-tax charges for the program was approximately $24.2 million, of which $22.4 million was incurred program-to-date. The adjustments to the estimated total expected charges primarily related to estimates for severance, social charges and outplacement costs. The total expected charges include costs for employee severance, relocation of equipment, clean-up of the facility and certain asset write-downs, and resulted in the elimination of approximately 80 positions at the Méry, France facility. As a result of the facility consolidation, the net headcount reduction in France was approximately 40 positions. Total net after-tax charges for this restructuring program are expected to be approximately $18.0 million (including approximately $1.5 million in non-cash charges), with costs being incurred through the end of 2022, at which time the restructuring program is expected to be completed. The Company spent approximately $0.6 million in capital expenditures to consolidate operations. In the fourth quarter of 2022, the Company received cash proceeds from the sale of the manufacturing facility of approximately $4.3 million and will recognize a pre-tax gain on sale of approximately $1.8 million. Annual cash savings, net of tax, are estimated to be approximately $3.0 million, which the Company expects to fully realize by 2023.

The following table summarizes by type, the total expected, incurred and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2021 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2021	$16.9	$0.9	$0.9	$1.0	$19.7
Costs incurred—first quarter 2022	0.2	0.1	0.4	0.3	1.0
Costs incurred—second quarter 2022	0.6	0.1	0.4	0.2	1.3
Costs incurred—third quarter 2022	0.3	—	—	0.1	0.4
Remaining costs to be incurred	1.7	0.1	—	—	1.8
Total expected restructuring costs	$19.7	$1.2	$1.7	$1.6	$24.2

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the period ended September 25, 2022 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2021	$9.9	$0.2	$—	$0.5	$10.6
Net pre-tax restructuring charges	0.2	0.1	0.4	0.3	1.0
Utilization and foreign currency impact	(4.7)	(0.1)	(0.4)	(0.3)	(5.5)
Balance at March 27, 2022	$5.4	$0.2	$—	$0.5	$6.1
Net pre-tax restructuring charges	0.6	0.1	0.4	0.2	1.3
Utilization and foreign currency impact	(2.0)	(0.2)	(0.4)	(0.5)	(3.1)
Balance at June 26, 2022	$4.0	$0.1	$—	$0.2	$4.3
Net pre-tax restructuring charges	0.3	—	—	0.1	0.4
Utilization and foreign currency impact	(3.2)	(0.1)	—	—	(3.3)
Balance at September 25, 2022	$1.1	$—	$—	$0.3	$1.4

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the third quarter and nine months ended September 25, 2022 were immaterial actions primarily taken in the Americas segment and Europe segment. In the third quarter and nine months ended September 25, 2022, $0.9 million of restructuring charges were recognized associated with cost saving actions in the Europe segment and related to severance and other costs. An additional $0.7 million of facility exit charges related to the decommissioning of machinery at one of the Company’s facilities in the Americas is expected to be incurred in the fourth quarter of 2022.

6. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 25, 2022			For the Third Quarter Ended September 26, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$58.7	33.4	$1.76	$46.4	33.7	$1.38
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.2	(0.01)
Diluted EPS:
Net income	$58.7	33.5	$1.75	$46.4	33.9	$1.37

	For the Nine Months Ended September 25, 2022			For the Nine Months Ended September 26, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$182.9	33.5	$5.46	$125.6	33.8	$3.72
Effect of dilutive securities:
Common stock equivalents		0.2	(0.03)		0.1	(0.02)
Diluted EPS:
Net income	$182.9	33.7	$5.43	$125.6	33.9	$3.70

There were no options to purchase Class A common stock outstanding during the third quarters and nine months ended September 25, 2022 or September 26, 2021 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of September 25, 2022, there was $32.3 million remaining authorized for share repurchases under the $150 million program.

For the third quarters ended September 25, 2022 and September 26, 2021, the Company repurchased 29,333 shares for $3.9 million and 25,375 shares for $4.0 million, respectively. For the nine months ended September 25, 2022 and September 26, 2021, the Company repurchased 462,956 shares for $65.1 million and 87,445 shares for $11.8 million, respectively.

7. Stock-Based Compensation

The Company granted 55,047 and 59,957 units of deferred stock awards during the first nine months of 2022 and 2021, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 40,014 and 46,774 performance stock units during the first nine months of 2022 and 2021, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 28,711 and 24,690 restricted stock units (“RSUs”) during the first nine months of 2022 and 2021, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021

	(in millions)
Net sales
Americas	$349.8	$309.1	$1,039.6	$889.0
Europe	113.1	124.1	370.9	383.8
APMEA	24.9	21.8	67.1	62.5
Consolidated net sales	$487.8	$455.0	$1,477.6	$1,335.3
Operating income (loss)
Americas	$76.2	$55.9	$219.6	$159.6
Europe	12.6	18.3	53.3	43.2
APMEA	4.1	4.2	10.7	10.8
Subtotal reportable segments	92.9	78.4	283.6	213.6
Corporate(*)	(12.5)	(13.7)	(35.8)	(36.6)
Consolidated operating income	80.4	64.7	247.8	177.0
Interest income	(0.2)	—	(0.3)	—
Interest expense	1.9	1.4	5.0	4.9
Other (income) expense, net	(0.1)	(0.2)	0.2	(1.0)
Income before income taxes	$78.8	$63.5	$242.9	$173.1
Capital expenditures
Americas	$3.2	$5.3	$11.0	$12.6
Europe	3.8	1.3	8.7	6.6
APMEA	0.1	—	0.5	0.4
Consolidated capital expenditures	$7.1	$6.6	$20.2	$19.6
Depreciation and amortization
Americas	$7.3	$7.3	$21.0	$22.4
Europe	2.4	3.2	8.0	9.5
APMEA	0.5	0.2	1.6	2.1
Consolidated depreciation and amortization	$10.2	$10.7	$30.6	$34.0
Identifiable assets (at end of period)
Americas			$1,220.8	$1,150.0
Europe			539.7	571.0
APMEA			125.1	142.2
Consolidated identifiable assets			$1,885.6	$1,863.2
Property, plant and equipment, net (at end of period)
Americas			$122.0	$120.9
Europe			62.9	78.4
APMEA			4.2	4.9
Consolidated property, plant and equipment, net			$189.1	$204.2

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

The property, plant and equipment in the U.S. of the Company’s Americas segment was $117.1 million and $116.4 million as of September 25, 2022 and September 26, 2021, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021

	(in millions)
U.S. net sales	$327.1	$288.7	$973.5	$828.1

The following includes intersegment sales for Americas, Europe and APMEA:

	Third Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021

	(in millions)
Intersegment Sales
Americas	$2.5	$2.5	$7.9	$7.4
Europe	6.2	6.7	20.2	22.9
APMEA	10.8	32.2	63.2	95.6
Intersegment sales	$19.5	$41.4	$91.3	$125.9

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2021	$(127.9)	$0.6	$(127.3)
Change in period	(9.4)	3.5	(5.9)
Balance March 27, 2022	$(137.3)	$4.1	$(133.2)
Change in period	(23.6)	1.6	(22.0)
Balance June 26, 2022	$(160.9)	$5.7	$(155.2)
Change in period	(30.4)	2.0	(28.4)
Balance September 25, 2022	$(191.3)	$7.7	$(183.6)

Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)
Change in period	(14.1)	(0.1)	(14.2)
Balance March 28, 2021	$(114.0)	$(0.2)	$(114.2)
Change in period	5.8	(0.8)	5.0
Balance June 27, 2021	$(108.2)	$(1.0)	$(109.2)
Change in period	(8.4)	0.5	(7.9)
Balance September 26, 2021	$(116.6)	$(0.5)	$(117.1)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 11 for further details.

10. Debt

On March 30, 2021, the Company entered into the Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement amended the Company’s borrowings under the Amended and Restated Credit Agreement entered into on April 24, 2020 (the “Prior Credit Agreement”), to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026 (the "Revolving Credit Facility"). Among other changes from the Prior Credit Agreement, the Credit Agreement increased the Company’s maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted London interbank offered rate (LIBOR) rate to 0.00%. On August 2, 2022 the Company entered into Amendment No. 1 to the Credit Agreement (as so amended, the “Amended Credit Agreement”) to replace LIBOR as a reference rate for borrowings with the term secured overnight financing rate

(“Term SOFR”), and to provide for a fixed adjustment of 10 basis points added to Term SOFR (“Term Benchmark”) for all Term SOFR borrowings, subject to a 0.00% floor. The Company elected the optional expedient under Accounting Standards Update (“ASC”) No. 2020-04, Reference Rate Reform (Topic 848), in connection with amending its credit agreement to replace the reference rate from LIBOR to Term Benchmark to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP.

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of September 25, 2022, the Company had drawn down $185.0 million on this line of credit and had $12.1 million in letters of credit outstanding, which resulted in $602.9 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 25, 2022 was 3.79%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of September 25, 2022 was 2.94%. As of September 25, 2022, the Company was in compliance with all covenants related to the Amended Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $12.1 million as of September 25, 2022. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

11. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s borrowings under the Amended Credit Agreement approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration, and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of September 25, 2022 and December 31, 2021:

	Fair Value Measurement at September 25, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$1.9	$1.9	$—	$—
Interest rate swap(2)	$9.8	$—	$9.8	$—
Designated foreign currency hedges(4)	$0.4	$—	$0.4	$—
Total assets	$12.1	$1.9	$10.2	$—
Liabilities
Plan liability for deferred compensation(3)	$1.9	$1.9	$—	$—
Contingent consideration(6)	$5.2	$—	$—	$5.2
Total liabilities	$7.1	$1.9	$—	$5.2

	Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swap(1)	$1.4	$—	$1.4	$—
Total assets	$4.0	$2.6	$1.4	$—
Liabilities
Interest rate swap(5)	$0.6	$—	$0.6	$—
Plan liability for deferred compensation(3)	$2.6	$2.6	$—	$—
Contingent consideration(6)	$6.3	$—	$—	$6.3
Total liabilities	$9.5	$2.6	$0.6	$6.3
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	As of September 25, 2022, $3.0 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $6.8 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(5)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(6)As of September 25, 2022, contingent consideration of $5.2 million related to two immaterial acquisitions, of which $2.7 million was classified in accrued expenses and other liabilities and $2.5 million was classified in other noncurrent liabilities on the Company’s consolidated balance sheet. As of December 31, 2021, contingent consideration of $6.3 million related to two immaterial acquisitions, of which $3.8 million was classified in accrued expenses and other liabilities and $2.5 million was classified in other noncurrent liabilities on the Company’s consolidated balance sheet.

In connection with the immaterial acquisition of Australian Valve Group Pty Ltd (“AVG”), completed during the third quarter of 2020, and Sentinel Hydrosolutions, LLC (“Sentinel”), completed during the fourth quarter of 2021, contingent liabilities of $2.8 million and $2.5 million, respectively, were recognized as the estimates of the acquisition date fair values of the contingent consideration. The AVG contingent liability as of September 25, 2022 and December 31, 2021 was $2.7 million and $3.8 million, respectively. During the third quarter of 2022 and second quarter of 2021, the liability was reduced by $0.7 million and increased by $0.8 million, respectively, due to adjusted probability of achieving lower or higher performance metrics, and foreign exchange translations. These liabilities were classified as Level 3 under the fair value hierarchy as they were based on the probability of achievement of future performance metrics as of the respective dates of acquisition, which were not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of approximately $4.0 million for AVG and $4.5 million for Sentinel. The AVG contingent liability will be settled in the fourth quarter of 2022.

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

Interest Rate Swaps

On March 30, 2021, the Company entered into the Credit Agreement which extended the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. On August 2, 2022 the Company entered into Amendment No. 1 to the Credit Agreement to replace the LIBOR as a reference rate for borrowings with Term SOFR and to provide for a fixed adjustment of 10 basis points added to Term SOFR for all Term SOFR borrowings, subject to a 0.00% floor. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum as further detailed in Note 10.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1 floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the third quarter and nine months ended September 25, 2022, a net gain of $1.8 million and $6.7 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of September 25, 2022, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of September 25, 2022 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan were $15.7 million and $2.8 million, respectively. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 25, 2022 was an asset of $0.4 million. As of September 25, 2022, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is immaterial.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at September 25, 2022 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

As of September 25, 2022, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $4.5 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company, though the outcome could be material to the Company’s operating results for any particular period depending, in part, upon the operating results for such period.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation (“RI”) report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA, respectively, have now issued comments on the draft FS, with additional EPA comments to follow. There is not yet a date for submission of a revised draft responding to those comments. Comments and final approval from the EPA are required to complete the FS process. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because:  (i) the FS process for the first portion of the Site has not been completed, and the RI/FS process for the remainder of the Site has not yet been initiated, to determine what remediation plans will be implemented and the costs of such plans; (ii) the total amount of material sent to the Site, and the total number of potentially responsible parties who may or may not agree to fund or perform any remediation, have not been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA and IEPA is uncertain.

13. Subsequent Events

On October 31, 2022, the Company declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2022 to stockholders of record on December 1, 2022.

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

We believe that sustainability guides and permeates every aspect of our business, including our product development strategy and design, and how we structure our operations. Our innovation strategy is focused on differentiated products and solutions that will provide greater opportunity to distinguish ourselves in the marketplace, while at the same time creating innovative products and smart solutions to protect, control, and conserve critical resources, and help our customers with their sustainability efforts through the use of our products. We continue to migrate away from commoditized products where we cannot add value. Our goal is to be a solutions provider, not merely a components supplier. We continually look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

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

Although market activity levels have generally recovered from the COVID-19 pandemic, there are still end markets we serve that have taken longer to recover, and potential regional COVID-19 outbreaks and associated restrictions may occur. Extended lockdowns, the impact of other actions and restrictions due to COVID-19 on a regional and global level could further impact our operating results.

We have remained diligent as a company to mitigate potential future outbreaks in our facilities by taking precautions to reduce the spread of COVID-19 while maintaining our production capabilities. We continue to focus on the health and safety of our employees by maintaining health authority and government recommended safety protocols, enabling remote work and hybrid work schedules where feasible, providing personal protective equipment and providing COVID-19 information, which includes the latest CDC and other government protocols and our pandemic plan.

Although the global supply chain disruptions have shown some signs of easing, certain logistical issues remain and global shortage of electronic components continues to challenge our supply chain. We are experiencing inflation across our cost of materials, labor, transportation, and energy. Labor shortages and workforce disruptions have affected our manufacturing and distribution processes, as well as those of our suppliers. The ongoing war in Ukraine has added strain to the European markets and the global economy, as well as exacerbated inflation, particularly energy inflation. COVID-19 shutdowns continue to disrupt global ports, though delays have improved since 2021. While we believe we were able to effectively manage these disruptions during the third quarter of 2022 by various measures, including raising prices to address cost inflation, we cannot predict how ongoing inflation, risk of recession, the war in Ukraine, COVID-19 restrictions, supply chain disruptions and related costs may impact our ability to service our customers or the potential impact on our profit margins going forward.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the third quarter ended September 25, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact of supply chain and logistics disruption risks to the Company and information regarding the impact of COVID-19 on the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Overview

Third quarter 2022 sales increased 7.2%, or $32.8 million, on a reported basis and 11.5%, or $52.1 million, on an organic basis, compared to the third quarter of 2021, primarily driven by double-digit organic growth in the Americas, mostly due to incremental price. The impact from the war in Ukraine on the third quarter of 2022 was not significant. The reported sales increase included the unfavorable impact of foreign exchange of 4.7%, or $21.3 million, primarily driven by the appreciation of the U.S. dollar against the euro and Chinese yuan, and acquired sales of $2.0 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $80.4 million increased by $15.7 million, or 24.3%, in the third quarter of 2022 as compared to the third quarter of 2021. This increase was primarily driven by incremental price, productivity gains, and cost savings from prior restructuring actions, partially offset by inflation and incremental investments.

Recent Developments

On October 31, 2022, we declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2022 to stockholders of record on December 1, 2022.

Results of Operations

Third Quarter Ended September 25, 2022 Compared to Third Quarter Ended September 26, 2021

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2022 and 2021 were as follows:

	Third Quarter Ended		Third Quarter Ended			% Change to
	September 25, 2022		September 26, 2021			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$349.8	71.7%	$309.1	67.9%	$40.7	8.9%
Europe	113.1	23.2	124.1	27.3	(11.0)	(2.4)
APMEA	24.9	5.1	21.8	4.8	3.1	0.7
Total	$487.8	100.0%	$455.0	100.0%	$32.8	7.2%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$39.5	$7.8	$4.8	$52.1	8.7%	1.7%	1.1%	11.5%	12.8%	6.3%	22.0%
Foreign exchange	(0.8)	(18.8)	(1.7)	(21.3)	(0.2)	(4.1)	(0.4)	(4.7)	(0.2)	(15.2)	(7.8)
Acquired	2.0	—	—	2.0	0.4	—	—	0.4	0.6	—	—
Total	$40.7	$(11.0)	$3.1	$32.8	8.9%	(2.4)%	0.7%	7.2%	13.2%	(8.9)%	14.2%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$22.9	$1.1	$1.0	$14.5	$39.5	12.9%	4.5%	5.6%	16.2%
Europe	2.9	4.8	0.1	—	7.8	3.7	10.5	14.3	—
APMEA	4.1	0.7	—	—	4.8	20.1	53.8	—	—
Total	$29.9	$6.6	$1.1	$14.5	$52.1

Organic net sales in the Americas increased primarily due to incremental price across all of our channels and platforms.

Organic net sales in Europe increased primarily due to higher price, with growth in all platforms. A significant portion of this increase was related to sales of our HVAC products within the OEM markets in Italy and Germany driven by government energy incentives. Sales growth in the quarter was negatively impacted by approximately $3 million due to our decision to exit all direct sales into Russia as a result of the war in Ukraine effective April 1, 2022.

Organic net sales in APMEA increased primarily due to higher demand in China, New Zealand and Australia. China’s sales growth was primarily from increased commercial valves within data centers.

The net decrease in sales due to foreign exchange was mostly due to the appreciation of the U.S. dollar against the euro and Chinse yuan in the third quarter of 2022. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisitions relates to an immaterial acquisition in the Americas segment in the fourth quarter of 2021.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2022 and 2021 were as follows:

	Third Quarter Ended
	September 25, 2022	September 26, 2021

	(dollars in millions)
Gross profit	$217.9	$194.0
Gross margin	44.7%	42.6%

Gross profit and gross margin increased primarily from higher prices and productivity savings, partially offset by inflation related to material and labor costs and higher logistic and energy costs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $7.4 million, or 5.8%, in the third quarter of 2022 compared to the third quarter of 2021. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$10.8	8.4%
Foreign exchange	(4.5)	(3.5)
Acquired	1.1	0.9
Total	$7.4	5.8%

The organic increase was primarily due to an increase in investments of $5.8 million, including our smart and connected initiatives and commercial excellence, general inflation of $3.3 million, increased variable costs due to the higher sales of $2.9 million, increased insurance costs of $0.7 million and higher travel and marketing spend of $1.5 million compared to the third quarter of 2021. These increases were partially offset by $3.8 million due to productivity initiatives and a net decrease in short-term and long-term compensation accruals of $2.3 million. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro and Chinese yuan. The acquired SG&A costs related to an immaterial acquisition in the Americas segment in the fourth quarter of 2021. Total SG&A expenses, as a percentage of sales, were 27.8% in the third quarter of 2022 compared to 28.2% in the third quarter of 2021.

Restructuring. In the third quarter of 2022, we recorded a net restructuring charge of $1.7 million which related to a 2021 French restructuring program that was approved in the second quarter of 2021 as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas and cost reduction actions in Europe. For a more detailed description of our current restructuring plans, see Note 5 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the third quarters of 2022 and 2021 was as follows:

				% Change to
	Third Quarter Ended			Consolidated
	September 25,	September 26,		Operating
	2022	2021	Change	Income

	(dollars in millions)
Americas	$76.2	$55.9	$20.3	31.4%
Europe	12.6	18.3	(5.7)	(8.8)
APMEA	4.1	4.2	(0.1)	(0.2)
Corporate	(12.5)	(13.7)	1.2	1.9
Total	$80.4	$64.7	$15.7	24.3%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$20.6	$(2.9)	$0.3	$1.2	$19.2	31.9%	(4.5)%	0.4%	1.9%	29.7%	36.9%	(15.8)%	7.1%	(8.8)%
Foreign exchange	(0.1)	(2.4)	(0.4)	—	(2.9)	(0.2)	(3.7)	(0.6)	—	(4.5)	(0.2)	(13.1)	(9.5)	—
Acquired	0.2	—	—	—	0.2	0.3	—	—	—	0.3	0.4	—	—	—
Restructuring, impairment charges	(0.4)	(0.4)	—	—	(0.8)	(0.6)	(0.6)	—	—	(1.2)	(0.7)	(2.2)	—	—
Total	$20.3	$(5.7)	$(0.1)	$1.2	$15.7	31.4%	(8.8)%	(0.2)%	1.9%	24.3%	36.4%	(31.1)%	(2.4)%	(8.8)%

The increase in organic operating income was due to higher price, benefits from productivity initiatives, and savings from prior restructuring actions. These increases were partially offset by inflation related to material and labor costs, higher logistic and energy costs, and incremental investments.

Interest Expense. Interest expense in the third quarter of 2022 increased $0.5 million, or 35.7%, compared to the third quarter of 2021, primarily due to an increase in interest rates during the third quarter of 2022. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 25.5% in the third quarter of 2022, from 26.9% in the third quarter of 2021. The decrease is primarily due to the restructuring of our Mexican supply chain operations.

Net Income. Net income was $58.7 million, or $1.75 per common share on a diluted basis, for the third quarter of 2022, compared to $46.4 million, or $1.37 per common share on a diluted basis, for the third quarter of 2021. Results for the third quarter of 2022 include an after-tax charge of $1.3 million, or $0.04 per common share, for restructuring. Results for the third quarter of 2021 include an after-tax charge of $0.7 million, or $0.02 per common share, for restructuring.

Nine Months Ended September 25, 2022 Compared to Nine Months Ended September 26, 2021

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first nine months of 2022 and 2021 were as follows:

	Nine Months Ended		Nine Months Ended			% Change to
	September 25, 2022		September 26, 2021			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,039.6	70.4%	$889.0	66.6%	$150.6	11.3%
Europe	370.9	25.1	383.8	28.7	(12.9)	(1.0)
APMEA	67.1	4.5	62.5	4.7	4.6	0.4
Total	$1,477.6	100.0%	$1,335.3	100.0%	$142.3	10.7%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$146.2	$31.9	$7.6	$185.7	10.9%	2.4%	0.6%	13.9%	16.4%	8.3%	12.2%
Foreign exchange	(1.7)	(44.8)	(3.0)	(49.5)	(0.1)	(3.4)	(0.2)	(3.7)	(0.2)	(11.7)	(4.8)
Acquired	6.1	—	—	6.1	0.5	—	—	0.5	0.7	—	—
Total	$150.6	$(12.9)	$4.6	$142.3	11.3%	(1.0)%	0.4%	10.7%	16.9%	(3.4)%	7.4%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$78.1	$9.2	$2.4	$56.5	$146.2	15.2%	13.3%	4.1%	22.6%
Europe	14.9	17.4	(0.4)	—	31.9	6.0	13.0	(16.0)	—
APMEA	6.2	1.6	—	(0.2)	7.6	10.6	41.0	—	(100.0)
Total	$99.2	$28.2	$2.0	$56.3	$185.7

Organic net sales in the Americas increased primarily due to incremental price across all of our channels, as well as higher volume within our heating and hot water solution products. The increase was partially muted due to the first nine months of 2021 being positively impacted from the severe freezing weather in the South-Central United States, which drove an estimated 3% of incremental sales in our wholesale and DIY channels.

Organic net sales in Europe increased due to higher price, with growth in all platforms as well as all major regions. A significant portion of this growth related to HVAC products within the OEM markets in Italy and Germany driven by government energy incentives. Sales growth was negatively impacted by approximately $6 million due to our decision to exit all direct sales into Russia as a result of the war in Ukraine effective April 1, 2022.

Organic net sales in APMEA increased primarily due to higher price and volumes, with sales growth in China, Australia, New Zealand and the Middle East. China’s sales growth was primarily driven by higher demand for commercial valves within data centers.

The net decrease in sales due to foreign exchange was mostly due to the appreciation of the U.S. dollar against the euro and Chinese yuan in the first nine months of 2022. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisitions relates to an immaterial acquisition in the Americas segment in the fourth quarter of 2021.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2022 and 2021 were as follows:

	Nine Months Ended
	September 25, 2022	September 26, 2021

	(dollars in millions)
Gross profit	$655.7	$567.8
Gross margin	44.4%	42.5%

Gross profit and gross margin increased primarily from higher price, volume increases and productivity savings, partially offset by inflation related to material and labor costs and higher logistic and energy costs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $30.9 million, or 8.3%, in the first nine months of 2022 compared to the first nine months of 2021. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$38.1	10.2%
Foreign exchange	(10.7)	(2.8)
Acquired	3.5	0.9
Total	$30.9	8.3%

The organic increase was primarily due to increase in investments of $15.1 million, including our smart and connected initiatives and commercial excellence, increased variable costs due to the higher sales of $11.6 million, general inflation of $9.3 million, increased insurance costs of $0.7 million, higher travel and marketing spend of $4.5 million as well as the return of expenses related to business normalization of $8.1 million compared to the first nine months of 2021. These increases were partially offset by $9.6 million due to productivity initiatives and a decrease in short-term and long-term compensation accruals of $4.9 million. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro. The acquired SG&A costs related to an immaterial acquisition in the Americas segment in the fourth quarter of 2021. Total SG&A expenses, as a percentage of sales, were 27.3% in the first nine months of 2022 compared to 27.9% in the first nine months of 2021.

Restructuring. In the first nine months of 2022, we recorded a net restructuring charge of $4.4 million, which related to a 2021 French restructuring program that was approved in the second quarter of 2021 as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas and cost reduction actions in Europe. In the first nine months of 2021, we recorded a net restructuring charge of $18.2 million, which included an $18.9 million charge related to a 2021 French restructuring program. For a more detailed description of our current restructuring plans, see Note 5 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first nine months of 2022 and 2021 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 25,	September 26,		Operating
	2022	2021	Change	Income

	(Dollars in millions)
Americas	$219.6	$159.6	$60.0	33.9%
Europe	53.3	43.2	10.1	5.7
APMEA	10.7	10.8	(0.1)	(0.1)
Corporate	(35.8)	(36.6)	0.8	0.5
Total	$247.8	$177.0	$70.8	40.0%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$61.1	$1.6	$0.9	$0.8	$64.4	34.5%	0.9%	0.5%	0.5%	36.4%	38.3%	3.7%	8.3%	(2.2)%
Foreign exchange	(0.3)	(6.7)	(1.2)	—	(8.2)	(0.2)	(3.8)	(0.7)	—	(4.7)	(0.2)	(15.5)	(11.1)	—
Acquired	0.7	—	—	—	0.7	0.4	—	—	—	0.4	0.4	—	—	—
Restructuring, impairment charges	(1.5)	15.2	0.2	—	13.9	(0.8)	8.6	0.1	—	7.9	(0.9)	35.2	1.9	—
Total	$60.0	$10.1	$(0.1)	$0.8	$70.8	33.9%	5.7%	(0.1)%	0.5%	40.0%	37.6%	23.4%	(0.9)%	(2.2)%

The increase in organic operating income was primarily due to higher price, volume increases, benefits from productivity initiatives, and savings from prior restructuring actions. These increases were partially offset by inflation related to material and labor costs, higher logistic and energy costs, incremental investments and the return of expenses related to business normalization.

Interest Expense. Interest expense in the first nine months of 2022 increased $0.1 million, or 2.0%, compared to the first nine months of 2021, primarily due to an increase in interest rates, partially offset by a lower principal balance of debt outstanding during the first nine months of 2022. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 24.7% in the first nine months of 2022, from 27.4% in the first nine months of 2021. The decrease is primarily due to the restructuring of our Mexican supply chain operations, a higher tax benefit resulting from the vesting of stock compensation awards in the first nine months of 2022 and the favorable impact of changes in tax contingencies.

Net Income. Net income was $182.9 million, or $5.43 per common share on a diluted basis, for the first nine months of 2022, compared to $125.6 million, or $3.70 per common share on a diluted basis, for the first nine months of 2021. Results for the first nine months of 2022 include an after-tax charge of $3.3 million, or $0.10 per common share, for restructuring. Results for the first nine months of 2021 include an after-tax charge of $13.5 million, or $0.40 per common share, for restructuring.

Liquidity and Capital Resources

We generated $86.3 million of net cash provided by operating activities in the first nine months of 2022 compared to $134.9 million in the first nine months of 2021. The decrease in net cash provided by operating activities was primarily related to incremental cash outflows to fund our proactive decision to increase inventories in response to market demand and supply chain disruptions, in addition to increased payments related to income taxes, restructuring and employee and customer incentives. These decreases were partially offset by higher net income. During the fourth quarter of 2022, we expect to spend approximately $3.0 million related to the French restructuring program that was approved in 2021.

We used $19.3 million of net cash for investing activities in the first nine months of 2022 compared to $14.7 million used in the first nine months of 2021. We used $0.6 million more cash for capital expenditures and received $4.0 million less in cash proceeds from asset sales in the first nine months of 2022 compared to the first nine months of 2021. During the fourth quarter of 2022, we expect to invest approximately $15.0 million in capital equipment as part of our ongoing commitment to improve our operating capabilities. We expect to receive cash proceeds from the sale of the manufacturing facility in the French restructuring program of approximately $4.0 million in the fourth quarter of 2022.

We used $68.7 million of net cash for financing activities during the first nine months of 2022 primarily due to payments of $65.1 million to repurchase approximately 463,000 shares of Class A common stock, dividend payments of $29.4 million and tax withholding payments on vested stock awards of $13.0 million; offset by proceeds from drawdowns on our line of credit totaling $85.0 million (offset by long-term debt repayments of $45.0 million). In the first nine months of 2021, we used $95.3 million of net cash for financing activities primarily due to long-term debt repayments of $80.0 million (offset by proceeds from drawdowns of $35.0 million), dividend payments of $25.5 million, tax withholding payments on vested stock awards of $9.6 million, and payments of $11.8 million to repurchase approximately 87,000 shares of Class A common stock.

On March 30, 2021, we and certain of our subsidiaries entered into the Credit Agreement. The Credit Agreement amended and restated the Prior Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Credit Agreement increased our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted LIBOR rate to 0.00%. The Revolving Credit Facility under the Credit Agreement also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. On August 2, 2022, we and certain of our subsidiaries entered into Amendment No. 1 to the Credit Agreement to replace LIBOR as a reference rate for borrowings with Term SOFR. As of September 25, 2022, we had drawn down $185.0 million on this line of credit and had $12.1 million in letters of credit outstanding, which resulted in $602.9 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 25, 2022 was 3.79%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of September 25, 2022 was 2.94%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of September 25, 2022, we were in compliance with all covenants related to the Amended Credit Agreement.

As of September 25, 2022, we held $219.5 million in cash and cash equivalents. Of this amount, $173.9 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. We believe that our financial resources will allow us to manage the impacts of the COVID-19 pandemic, the war in Ukraine, inflation and supply chain disruption on our business operations for the foreseeable future. We anticipate the impacts related to these matters will continue to evolve, and, as a result we will continue to evaluate our financial position as additional information becomes available. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Nine Months Ended
	September 25,	September 26,
	2022	2021

	(in millions)
Net cash provided by operating activities	$86.3	$134.9
Less: additions to property, plant, and equipment	(20.2)	(19.6)
Plus: proceeds from the sale of property, plant, and equipment	0.9	4.9
Free cash flow	$67.0	$120.2
Net income —as reported	$182.9	$125.6
Cash conversion rate of free cash flow to net income	36.6%	95.7%

Free cash flow declined in the first nine months of 2022 when compared to the first nine months of 2021 primarily driven by incremental cash outflows to fund our proactive decision to increase inventories in response to market demand and supply chain disruptions, increased payments related to income taxes, restructuring and employee and customer incentives, partially offset by higher net income.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at September 25, 2022 was (3.2%) compared to (9.3%) at December 31, 2021. The increase was driven by an increase in debt outstanding of $40.5 million and a decrease in net cash outstanding of $22.5 million at September 25, 2022 compared to December 31, 2021. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 25,	December 31,
	2022	2021

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	182.4	141.9
Less: cash and cash equivalents	(219.5)	(242.0)
Net debt	$(37.1)	$(100.1)

A reconciliation of capitalization is provided below:

	September 25,	December 31,
	2022	2021

	(in millions)
Net debt	$(37.1)	$(100.1)
Total stockholders’ equity	1,207.7	1,173.2
Capitalization	$1,170.6	$1,073.1
Net debt to capitalization ratio	(3.2)%	(9.3)%

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 11 of Notes to the Consolidated Financial Statements for further details.

Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 25, 2022 was an asset of $0.4 million.

Under the Amended Credit Agreement, our earnings and cash flows are exposed to fluctuations in interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, we receive the one-month Term SOFR subject to a -0.1 percent floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The swap matures on March 30, 2026. Information about our long-term debt facility and related interest rates appears in Note 10 of the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the third quarter ended September 25, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2021, we are party to certain litigation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 25, 2022, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the third quarter ended September 25, 2022.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
June 27, 2022 – July 24, 2022	49	$132.75	—	—
July 25, 2022 – August 21, 2022	57	$136.47	—	—
August 22, 2022 – September 25, 2022	150	$141.71	—	—
Total	256	$138.83	—	—

The following table includes information with respect to repurchases of our Class A common stock during the third quarter ended September 25, 2022 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
June 27, 2022 – July 24, 2022	10,009	$123.86	10,009	$35,017,556
July 25, 2022 – August 21, 2022	9,215	$141.03	9,215	$33,717,932
August 22, 2022 – September 25, 2022	10,109	$139.62	10,109	$32,306,539
Total	29,333	$134.66	29,333
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2021 (File No. 001- 11499).
10.1†

Amendment No. 1, dated August 2, 2022, to Second Amended and Restated Credit Agreement, dated March 30, 2021, by and among the Registrant, the Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America N.A., Keybank National Association, Wells Fargo Bank, National Association, and T.D. Bank, N.A., as Co-Syndication Agents, and PNC Bank, National Association, U.S. Bank National Association, HSBC Bank USA, National Association and HSBC Bank Canada, as Co-Documentation Agents.

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

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 25, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Third Quarters and Nine Months ended September 25, 2022 and September 26, 2021, (iii) Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months ended September 25, 2022 and September 26, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months ended September 25, 2022 and September 26, 2021, (v) Consolidated Statements of Cash Flows for the Nine Months ended September 25, 2022 and September 26, 2021, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: November 3, 2022	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: November 3, 2022	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: November 3, 2022	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)