Form 10-K
period 2022-12-31
WATTS WATER TECHNOLOGIES INC
filed 2023-02-21
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 24, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,367,524,069 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2023
Class A common stock, $0.10 par value per share	27,309,838 shares
Class B common stock, $0.10 par value per share	5,958,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Watts Regulator Co. was founded by Joseph E. Watts in 1874 in Lawrence, Massachusetts. Watts Regulator Co. started as a small machine shop supplying parts to the New England textile mills of the 19th century. Since then, Watts has grown into a global manufacturer and become one of the world’s leading providers of water technologies and solutions that are designed to promote safety, energy efficiency, and water conservation for commercial and residential buildings. Watts Water Technologies, Inc. was incorporated in Delaware in 1985 and is the parent company of Watts Regulator Co.

Our strategy is to be the preferred supplier of differentiated products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets of the Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”), our three geographic segments. Within this framework, we focus upon three themes: safety and regulation, energy efficiency and water conservation. This strategy provides us with a platform to increase our earnings through sales growth, both organic and inorganic, and the systematic reduction of manufacturing costs and operational expenses.

Our strategy is to expand organically by introducing new, complementary products and solutions in existing markets, by enhancing our preferred brands, by promoting plumbing code development to drive the need for safety and quality products and by continually improving merchandising in our wholesale and retail distribution channels. We focus on selling solutions to our customers that integrate a variety of our product offerings. We target selected new products and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we leverage our distribution channels through the introduction of new products and solutions, as well as the integration of products of our acquired companies.

The Internet of Things (“IoT”) has allowed companies to transform components and products into smart and connected devices. We are committed to enhancing our smart and connected capabilities by expanding our internal competencies and making strategic acquisitions. We continue to invest in these capabilities by expanding our architecture development, enhancing digital tools used by our customers, including Watts’ website, and investing in new smart and connected product development projects. Our strategy focuses on three dimensions: Connect, Control and Conserve. We have introduced and plan to continue offering new products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety. In 2018, we set a goal to derive 25% of our revenue from smart and connected enabled products by the end of 2023. As of December 31, 2022, 19% of our revenue was from smart and connected enabled products. We believe we are still tracking to achieve our goal of 25% by the end of 2023.

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

We intend to generate incremental growth by targeting select acquisitions both in our core markets and in new complementary markets. We have completed 12 acquisitions since 2012. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings.

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

Products

We have a broad range of products in terms of design distinction, size and configuration. We classify our many products into four global product categories. These product categories are:

●	Residential & commercial flow control and protection products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection and protection products. Many of our flow control and protection products are now smart and connected, warning of leaks and floods with alerts to Business Management Systems (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damages. Residential & commercial flow control and protection products accounted for approximately 52%, 53% and 52% of our total net sales in 2022, 2021 and 2020, respectively.

●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products feature advanced controls enabling customers to easily connect to the Building Automation System for better monitoring, control and operation. HVAC & gas products accounted for approximately 31% of our total net sales in 2022 and 2021, and 30% of our total net sales in 2020. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems. Drainage & water re-use products accounted for approximately 10% of our total net sales in 2022 and 2021, and 11% of our total net sales in 2020.

●	Water quality products—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications. Water quality products accounted for approximately 7%, 6% and 7% of our total net sales in 2022, 2021 and 2020, respectively.

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

Wholesalers. Approximately 60%, 61% and 60% of our net sales in 2022, 2021 and 2020, respectively, were to wholesale distributors for commercial and residential applications.

OEMs. Approximately 15% of our net sales in 2022, 2021 and 2020 were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in APMEA are primarily to water heater, air conditioning, and appliance manufacturers.

Specialty. Approximately 21% of our net sales in 2022, and 19% of our net sales in 2021 and 2020 were through our specialty channel. The specialty channel primarily includes sales related to high-efficiency boilers and water heaters, water filtration and conditioning products, specialty floor and tile products, food service products and leak detection products.

DIY Chains. Approximately 4% of our net sales in 2022, and 5% of our net sales in 2021 and 2020 were to DIY chains. The DIY channel primarily includes sales related to valves and a portion of our water quality products.

In 2022, 2021 and 2020, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for $431.7 million, or 21.8%, of our total net sales in 2022; $371.5 million, or 20.5%, of our total net sales in 2021; and $344.1 million, or 22.8%, of our total net sales in 2020. Thousands of other customers constituted the balance of our net sales in each of those years.

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

We aim to inform and educate our channel partners, installers and end-use customers on how to maximize our product solutions. We do so through a variety of traditional and digital marketing avenues, including social media, trade shows, and advertising. We pride ourselves in providing industry leading product education through four distinct training vehicles: Online Courses, on-location Lunch and Learns, Live and Virtual Instructor Led Training, and Continuing Education Units (CEUs) for designers.

Manufacturing

We have integrated and automated manufacturing capabilities, including a state-of-the-art foundry dedicated exclusively to the production of products that qualify as “lead-free” under the U.S. Safe Drinking Water Act; and machining capabilities, plastic extrusion, and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics, robotic assembly capability, laser-cutting technology, and automatic screw machines for machining bronze, brass and steel components. Our heating and hot water product manufacturing capabilities include all phases of light and heavy gauge metal fabrication, incorporating the latest technology for welding and brazing, as well as laser cutting; automated and robotic applications; and metal finishing, which includes chemical passivation of stainless steel. We have invested in recent years to expand our manufacturing capabilities and to adopt the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. In 2022, we continued to invest in our systems and in our manufacturing facilities and our commercial and operational excellence initiatives.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2022	2021	2020

	(in millions)
Capital expenditures	$28.1	$26.7	$43.8
Depreciation	$27.6	$31.4	$31.3

Purchased Raw Materials and Components

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel, and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly with respect to copper and stainless steel, and we have experienced high inflationary pressures in these markets. Tariffs impact the total cost of our products and the components and raw materials that go into manufacturing them. Increased tariff costs could adversely impact the gross margin we earn on our products. Because we internationally source a significant amount of raw materials and components, several months of raw materials and work in process are moving through our supply chain at any point in time. We are not able to predict whether component costs or commodity costs, including copper and stainless steel, will significantly increase or decrease in the future. If component costs or commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If component costs or commodity costs were to decline, we may experience pressure from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

With limited exceptions, we have multiple suppliers for our components and raw materials. We believe our relationships with our key suppliers are good and that an interruption in supply from any one supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their strengths. If a supplier is unable to meet our demands, we believe that in most cases our inventory of components and raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of the components and raw materials used in our business are such that multiple sources are generally available in the market. However, our current and alternative suppliers are largely concentrated in China. The occurrence of natural disasters, public health crises such as pandemics or epidemics, political crises such as war, terrorism or political instability, or other events that result in widespread business or supply chain disruptions in China could have a material adverse effect on our ability to obtain necessary components and raw materials, and our business and operating results could suffer.

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

New Product Development and Engineering

We retain our own product development staff, design teams, and testing laboratories in the Americas, Europe and APMEA that work to enhance our existing products and develop new products and solutions with a focus on sustainable customer-centric technological innovation and smart and connected solutions. We maintain sophisticated product development and testing laboratories and continue to invest in our smart and connected product pipeline. We employ a global new-product development process that is used to prioritize, guide and support new projects. Over the years, we have continued to bring innovation to our markets, with smart and connected advancement in our backflow product line now providing sensors for flood detection, notification, and tampering security, providing potential to avoid tremendous water loss from undetected floods. Leak detection has also become an important product group helping avoid costly water-based damage and loss, providing the ability shut off water supply remotely at the first detection of a leak with our Leak Defense system. We continue to invest in leak detection and have solutions that service both the residential market and commercial properties and multifamily units, together making water safer and cutting off water loss. We launched a new product, the Centurion, a 2000 MBH water heater that features state of the art combustion control technology, the first water heater to offer O2 Trim which allows the unit to self-adjust and maintain optimal air/fuel rations for peak efficiency, low emissions and maximum uptime reliability. We have made advancements in our Heat Interface Units, which act as a bridge between the central boiler and the heating /cooling domestic water systems to maximize their efficiency and provide optimal comfort and energy efficiency in the home. We also launched a smart and connected boiler control which allows for operation of any boiler and provides remote connectivity for troubleshooting and system diagnosis.

In 2022, we launched 20 new smart and connected product offerings, adding to our portfolio and expansion of our smart and connected strategy. We will continue to focus on and invest in our global new product development program to leverage new technologies, inhouse expertise and our electronics capabilities to expand our smart and connected strategy.

Competition

The domestic and international markets for energy efficient products, water conservation devices, and products that address the safety and regulation for the flow of fluids, are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise, breadth of product offerings, products that help customers’ sustainability efforts, and smart and connected products and solutions to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to expand our market position and are implementing manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

Human Capital Management

We believe that our employees are our greatest asset, and we aim to provide a safe, inclusive and high-performance culture where our people can thrive. As of December 31, 2022, we had approximately 4,600 employees globally, including 2,100 in the Americas, 2,200 in Europe and 300 in APMEA. At Watts, we strive to attract, develop, retain and engage high performing talent and we reward employee performance. By developing and promoting our talented people, we are creating value for our customers and shareholders while advancing our Environmental, Social, and Corporate Governance (“ESG”) goals. As the economy and our business grow, so does the need for highly qualified talent; hence we are always competing for the best people in an environment of increasingly challenged supply. To that end, we have developed, and continue to enhance and refine, a robust and comprehensive talent management strategy that spans from talent attraction to performance management, career development and retention of our top talent and, ultimately, to succession planning across our organization. We continually strive to cultivate and support a highly engaged and productive workforce.

Talent Acquisition

●	Recruitment efforts follow a defined Talent Acquisition process to attract and hire top talent.
●	We provide a robust college internship program to identify and cultivate an early-in-career pipeline of talent.
●	We are actively engaging with a select group of historically Black colleges and universities, minority serving institutions, and professional organizations to help attract and recruit diverse professionals.
●	We engage with external professional recruiting firms to supplement our internal recruiting efforts as needed.
●	We have a rich global employee referral bonus program to attract qualified candidates and reward employees.
●	We provide training to Human Resources Business Partners and hiring managers on the Watts Talent Acquisition Process.

Professional Development

●	Leadership & Inclusivity. In 2022, we launched a global, multi-phased leadership training program for all employees that is designed to build leadership capability through a set of clear frameworks that are simple to use and easily recalled, thus enabling our employees to practice new habits and build inclusive behaviors. This training includes three modules focused on identifying bias to make better decisions, creating teams where all people feel valued and empowering people to use their voice and contribute ideas.

●	Performance Management Training. We offer a targeted training series addressing the components of performance management to enable all employees in accomplishing their individual goals and strategic objectives of the organization. Specific modules have been developed for all employees on goal setting, performance conversations, assessing performance, and career development.
●	One Watts Performance System (OWPS) Training Program. We want to make sure all employees are aligned with our operating philosophies and principles. Alignment helps us identify and eliminate waste and simplify and standardize our work. We have a global training program educating all employees on our philosophies and principles, empowering them to use OWPS tools in their daily work.
●	LinkedIn Learning Curriculum. We provide a comprehensive suite of online LinkedIn Learning courses to supplement our management development training by providing employees with relevant training on specialized topics to fill in knowledge and experience gaps.
●	Coaching. We provide global, broad-based coaching opportunities through several external partnerships that are targeted to the individual’s coaching and development needs.

Engagement and Performance Management

●	Senior Leader Communication and Transparency. We actively seek opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population.
●	Employee Engagement Surveys. We annually conduct confidential company-wide employee engagement surveys. Feedback from these surveys provides our management team with valuable information about our workplace culture. Survey results are also reviewed with our Board of Directors, or Board, and used to develop and refine other aspects of our overall human capital management and other growth strategies. In 2022, 80% of our employee population participated in a pulse survey to gain feedback on a core set of engagement items and performance drivers aligned to our business priorities.
●	Performance Management Framework. We maintain a robust annual performance management process across the organization. Together with their managers, employees start the process by setting goals; year-end activities begin with employee self-assessments and conclude with a conversation led by the manager on goal accomplishment and defined core competencies.
●	Safety. Employee safety is one of our highest priorities and we strive for zero hazards and zero injuries by educating and training employees on safety best practices through awareness campaigns and related engagement initiatives.

Diversity, Equity & Inclusion

An integral part of our mission to build a high performance, values-driven culture is creating an inclusive culture that welcomes and celebrates diversity. Our path to innovation starts and ends with our employees, who are fundamental to the vibrancy and success of Watts. Everything we accomplish depends on creating an environment that is engaging and supportive and enables employees to perform to their potential. This is why we have initiated a comprehensive approach to diversity, equity and inclusion focusing on awareness and education programs for our leaders and employees; monitoring engagement through employee survey feedback; creating awareness with our employees about diversity, equity and inclusion topics through our company intranet, in employee meetings and on our public website; and improving our hiring and leadership development processes to increase diversity, equity and inclusion at all levels at Watts. We have also encouraged the visibility of diverse employees through the formation of employee resource groups, which are voluntary employee-led groups that provide a forum for employees to share common interests and experiences, gain professional development support, engage with our leadership teams, and drive initiatives to improve diversity, equity and inclusion at Watts.

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

Sustainability Leadership

In May 2022, our Board amended the charter of our Nominating and Corporate Governance Committee to rename it as the Governance and Sustainability Committee and to assign it primary responsibility for the oversight of our ESG efforts and strategy. The Governance and Sustainability Committee reviews the Company’s ESG performance and strategic plans four times a year at its regularly scheduled quarterly meetings and receives additional updates from the Company’s Chief Sustainability Officer as needed. At the management level, our General Counsel and Chief Sustainability Officer, who reports directly to our Chief Executive Officer, has general oversight responsibility for all sustainability matters. Our General Counsel and Chief Sustainability Officer also chairs our global Sustainability Steering Committee, which is made up of senior company leaders and is responsible for formulating our sustainability strategy and overseeing the execution of our environmental, social and governance initiatives.

Sustainability Strategy

The materiality principle is one of the core principles of the Global Reporting Initiative (GRI). GRI is an independent global organization that provides one of the most widely used reporting standards framework for companies to communicate and demonstrate accountability for their impacts on the environment, economy and people. In order to address the principle of materiality, a company should undertake a process of identifying its key material topics that have the greatest financial, environmental and social impact on its business, as well as those topics regarded as highly important by its key internal and external stakeholder groups. We have conducted a sustainability materiality assessment with the assistance of an external consultant. The results of that assessment are being used by the Sustainability Steering Committee to identify our key focus areas and from there to build a strategy to address the material environmental, social and governance topics identified by the materiality assessment.

Climate Change Impact

The effects of climate change present several risks for our business. Recent municipal regulations prohibiting the installation of gas powered appliances have reduced the available market for our gas powered water heaters and boilers and our gas appliance connectors. Severe weather and climate events have also negatively impacted our operations. Recent hurricanes interrupted our operations in Fort Meyers, Florida; wildfires have threatened our facilities and operations in Woodland, California and Vernon, British Columbia, Canada; flooding and droughts have negatively impacted our operations in Italy and St. Pauls, North Carolina; and freezing temperatures have interrupted our operations in San Antonio, Texas. However, none of these events individually or collectively had a material adverse effect on our financial condition and results of operations.

Climate change and the increasing focus on sustainability have also created opportunities for our business. The growing interest in energy efficient products has increased demand for our high-efficiency boilers and water heaters, our Aegis heat pumps, under floor heating systems, smart thermostats, and our Microflex insulated pipes. Concern around water conservation has led to increased interest in products that are designed to reduce water consumption, such as our ACV Assure monitoring system, Intelliflow water shut off device, ZeroWaste reverse osmosis filters, OneFlow anti-scale system, Hygienic Pro drains and our Trident™ and Leak Defense leak detection and water shutoff systems. We have also seen increased interest in our products and services that are designed to protect our customers from contaminated water and safeguard biodiversity, such as backflow preventers, HF Scientific ballast water testing systems, Intellistation® digital water mixing systems, and Lync® brand solutions. Severe weather events that cause damage to, or destruction of, water systems and plumbing devices have also resulted in increased demand for replacement products and repair kits.

Environmental Stewardship

We have made substantial progress in minimizing the environmental impact of our operations. Recent initiatives have resulted in a reduction on our global water consumption and our greenhouse gas emissions, including through the implementation of smart monitoring systems in many of our high water use facilities to promote early leak and surge detection and investments in various energy reduction projects. With respect to our product handprint, we provide a portfolio of products, components and systems that conserve water, save energy, reduce waste and preserve water quality and safety. In addition, our goal is to embed sustainability throughout the lifecycle of our products by creating safe, efficient, long-lasting products made with high-recycling-value materials wherever possible.

Social Responsibility

We are committed to creating both economic and social value and strive to have a positive impact on our global community. During 2022, we supported those in need through donations of money and products to several non-profit charitable organizations and through the volunteer efforts of our employees. One example was our ongoing partnership with the Planet Water Foundation. During 2022, we worked with Planet Water to fund the construction of six AquaTowers and AquaSan systems, which provide clean, safe drinking water for up to 10,800 people in Cambodia, India, Mexico, the Philippines and Indonesia.

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

Recognition

In 2022, we were recognized for the fourth year in a row as one of Newsweek’s Most Responsible Companies. We were also promoted to the “low-risk” category by Sustainalytics in their annual ESG Risk Rating Report.

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

Asbestos Litigation

We are defending approximately 550 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any of our particular products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any of our products and no judgments have been entered against us.

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

Information about Our Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	60	Chief Executive Officer, President, Chairperson of the Board and Director
Shashank Patel	62	Chief Financial Officer
Monica Barry	52	Chief Human Resources Officer
Andre Dhawan	59	Chief Operating Officer
Kenneth R. Lepage	52	General Counsel, Chief Sustainability Officer & Secretary
Elie A. Melhem	59	President, Asia-Pacific, the Middle East & Africa
Non-Employee Directors
Christopher L. Conway(2)(3)	67	Director
Michael J. Dubose(2)(3)	67	Director
David A. Dunbar(1)(3)	61	Director
Louise K. Goeser(2)(3)	69	Director
W. Craig Kissel(2)(3)	72	Lead Independent Director
Joseph T. Noonan	41	Director
Merilee Raines(1)(3)	67	Director
Joseph W. Reitmeier(1)(3)	58	Director
(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Governance and Sustainability Committee

Robert J. Pagano, Jr. has served as Chief Executive Officer, President and a director of the Company since May 2014 and as Chairperson of the Board of Directors since February 2022. He also served as interim Chief Financial Officer from October 2014 to April 2015 and from April 2018 to July 2018. Mr. Pagano previously served as Senior Vice President of ITT Corporation and President, ITT Industrial Process from April 2009 to May 2014. Mr. Pagano originally joined ITT in 1997 and served in several additional management roles during his career at ITT, including as Vice

President Finance, Corporate Controller, and President of Industrial Products. ITT Corporation is a diversified manufacturer of highly engineered critical components and customized technology solutions for the energy, transportation and industrial markets. Prior to joining ITT, Mr. Pagano worked at KPMG LLP. Mr. Pagano is a Certified Public Accountant. Mr. Pagano has also served as a member of the Board of Directors of Applied Industrial Technologies, Inc. since August 2017. Applied Industrial Technologies is a distributor of bearings, power transmission products, fluid power components and other industrial supplies and provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Mr. Pagano has also served on the Board of Directors of The Water Council since October 2021. The Water Council is a non-profit organization focused on water research, education and economic development to solve critical water challenges by driving innovation in freshwater technology and advancing water stewardship.

Shashank Patel has served as Chief Financial Officer of the Company since July 2018. Mr. Patel previously worked at Xylem Inc. from the time of its spin-off from ITT Corporation in 2011 until June 2018. While at Xylem, Mr. Patel served as Vice President, Finance for Xylem Applied Water Systems, Dewatering and the America’s Commercial Team from July 2017 to June 2018, Integration Leader for the Sensus business from August 2016 to June 2017, Vice President, Finance for Global Operations from April 2016 to July 2016, Interim Chief Financial Officer of Xylem from July 2015 to March 2016, and Vice President, Finance for the Applied Water Systems division from 2011 to July 2015. Mr. Patel also served in several leadership roles in finance, operations and engineering at ITT from 1996 until the spin-off of Xylem in 2011. Xylem is a global designer, manufacturer and equipment and service provider for water and wastewater applications. Mr. Patel has served as a member of the Board of Directors of Federal Signal Corporation since October 2021. Federal Signal Corporation designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers.

Monica Barry has served as Chief Human Resources Officer of the Company since October 2021. Ms. Barry previously served as Vice President, Talent Management, Organizational Development and Corporate Human Resources Business Partner with Colfax Corporation from February 2020 to September 2021. Colfax is a global diversified technology company that provides specialty medical technologies and fabrication technology products and services. Ms. Barry served as Vice President, Global Talent, Learning & Development and Inclusion from July 2015 to January 2020 and as Vice President, Human Resources, Health Sector from August 2012 to October 2015 for Johnson Matthey, PLC. Johnson Matthey is a provider of catalyst systems for emission control within vehicles, products and processing services for the efficient use and transformation of natural resources, active pharmaceutical ingredients for a variety of treatments and drugs, and emerging opportunities in battery materials and fuel cells. From 2010 to 2012, Ms. Barry served as Director Human Resources, North America Supply Chain & Labor Relations for The Campbell Soup Company. Prior to 2010, Ms. Barry held several human resources and operations management positions with FMC Corporation.

Andre Dhawan has served as Chief Operating Officer of the Company since August 2022. Mr. Dhawan previously worked at Gilbarco Veeder-Root, a subsidiary of Vontier Corporation and formerly a subsidiary of Danaher Corporation and Fortive Corporation. While at Gilbarco Veeder-Root, Mr. Dhawan served as President, Americas from July 2020 to July 2022 and President, EMEA & APAC from July 2015 to July 2020. Gilbarco Veeder-Root is a global manufacturer of fueling and convenience store equipment and technology. Mr. Dhawan also served as President, EMEA for Xylem Inc. from 2013 to 2014 following its spin-off from ITT Corporation. From 1998 to 2012, Mr. Dhawan served in a number of progressively more senior leadership positions within ITT Corporation.

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

Elie A. Melhem has served as President, Asia Pacific, Middle East & Africa since February 2016. Mr. Melhem originally joined the Company in July 2011 as President, Asia Pacific. Mr. Melhem was previously the Managing Director of China for Ariston Thermo Group, a global manufacturer of heating and hot water products, from 2008 to July 2011. Prior to joining Ariston, Mr. Melhem spent eleven years with ITT Industries in China where he held several management positions, including serving as President of ITT’s Residential and Commercial Water Group in China and President of ITT’s Water Technology Group in Asia.

Christopher L. Conway has served as a director of the Company since June 2015. Mr. Conway was President, Chief Executive Officer and Chairman of the Board of CLARCOR Inc. from December 2011 until it was acquired in February 2017. Mr. Conway is now retired. Mr. Conway originally joined CLARCOR in 2006 and served in several senior management roles prior to becoming President and Chief Executive Officer, including Chief Operating Officer, President of CLARCOR’s PECOFacet division, President of Facet USA, Inc., an affiliate of CLARCOR, and Vice President of Manufacturing of Baldwin Filters, Inc., another affiliate of CLARCOR. CLARCOR was a diversified marketer and manufacturer of mobile, industrial and environmental filtration products sold in domestic and international markets. Prior to joining CLARCOR, Mr. Conway served for two years as the Chief Operating Officer of Cortron Corporation, Inc., a manufacturing start-up based in Minneapolis, Minnesota. Mr. Conway also served for seven years in various management positions at Pentair, Inc., an international provider of products, services, and solutions for its customers' diverse needs in water and other fluids, thermal management, and equipment protection.

Michael J. Dubose has served as a director of the Company since December 2020. Mr. Dubose has served as President of the Fisher Healthcare Division of Thermo Fisher Scientific Inc. since March 2019. Thermo Fisher Scientific engages in the provision of analytical instruments, equipment, reagents and consumables, software and services for research, analysis, discovery, and diagnostics. Mr. Dubose previously served as Vice President of National Accounts and Cross Border Business Globally for W.W. Grainger, Inc. from 2010 to March 2019. W. W. Grainger is a leading broad line supplier of maintenance, repair and operating (MRO) products, with operations primarily in North America, Japan and Europe. Prior to this position, he served as a Regional Vice President of Staples, Inc. from 2008 to 2010. Prior to 2008, Mr. Dubose held senior management positions with Corporate Express Inc., Alliant Foodservice Inc. and Baxter International Inc.

David A. Dunbar has served as a director of the Company since February 2017. Mr. Dunbar has served as President and Chief Executive Officer and a member of the Board of Directors of Standex International Corporation since January 2014, and as Chairman since October 2016. Standex is a global, multi-industry manufacturer comprised of five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies and Specialty Solutions. Mr. Dunbar previously served as President of the valves and controls global business unit of Pentair Ltd. from October 2009 to December 2013. The unit was initially owned by Tyco Flow Control and Tyco Flow Control and Pentair merged in 2012. Pentair is a global provider of products and services relating to energy, water, thermal management and equipment protection. Prior to his tenure at Pentair, Mr. Dunbar held a number of senior positions at Emerson Electric Co., including President of each of the following: Emerson Process Management Europe; Machinery Health Management; and Emerson Climate Technologies Refrigeration.

Louise K. Goeser has served as a director of the Company since March 2018. Ms. Goeser served as President and Chief Executive Officer of Grupo Siemens S.A. de C.V. from March 2009 until her retirement in May 2018. In this position, Ms. Goeser was responsible for Siemens Mesoamérica, which is the Mexican, Central American and Caribbean unit of multinational Siemens AG, a global engineering company operating in the industrial, energy and healthcare sectors. Ms. Goeser previously served as President and Chief Executive Officer of Ford of Mexico from January 2005 to November 2008. Prior to this position, she served as Vice President, Global Quality for Ford Motor Company from 1999 to 2005. Prior to 1999, Ms. Goeser served as General Manager, Refrigeration and Vice President, Corporate Quality at Whirlpool Corporation and held various leadership positions with Westinghouse Electric Corporation. Ms. Goeser has served as a member of the Board of Directors of MSC Industrial Direct Co., Inc. since December 2009. MSC is a North American distributor of metal working and maintenance, repair, and operations products and services. Ms. Goeser previously served as a member of the boards of directors of Talen Energy from June 2015 to December 2016, PPL Corporation from March 2003 to June 2015, and Witco Corporation from 1997 to 1999.

W. Craig Kissel has served as a director of the Company since October 2011. Mr. Kissel has served as Lead Independent Director of our Board of Directors since February 2022 and served as the Chairperson of our Board of Directors from October 2014 to February 2022. Mr. Kissel previously was employed by American Standard Companies Inc. from 1980 until his retirement in September 2008. American Standard was a leading worldwide supplier of air conditioning and heating systems, vehicle control systems, and bathroom china and faucet ware. During his time at American Standard, Mr. Kissel served as President of Trane Commercial Systems from 2004 to June 2008, President of WABCO Vehicle Control Systems from 1998 to 2003, President of the Trane North American Unitary Products Group from 1994 to 1997, Vice President of Trane Marketing of the North American Unitary Products Group from 1992 to 1994 and held various other management positions at Trane from 1980 to 1991. From 2001 to 2008, Mr. Kissel served as Chairman of American Standard’s Corporate Ethics and Integrity Council, which was responsible for developing the company’s ethical business standards. Mr. Kissel also served in the U.S. Navy from 1973 to 1978. Mr. Kissel served as a director of

Chicago Bridge & Iron Company from May 2009 until its merger with McDermott International, Inc. in May 2018 and then Mr. Kissel served as a member of the board of directors of McDermott International until June 2020. McDermott International is a global provider of technology, engineering and construction solutions for the energy industry.

Joseph T. Noonan has served as a director of the Company since May 2013. Mr. Noonan is currently an angel investor and advisor to consumer, software and technology-enabled companies. Mr. Noonan served as Founder and Chief Executive Officer of Linger Home, Inc., a direct-to-consumer home textile brand, from August 2018 to January 2020. From November 2013 to January 2018, Mr. Noonan served as Chief Executive Officer of Homespun Design, Inc., an online marketplace for American-made furniture and home accents. Mr. Noonan previously worked as an independent digital strategy consultant from November 2012 to November 2013. Mr. Noonan was employed by Wayfair LLC from April 2008 to November 2012. During his time at Wayfair, Mr. Noonan served as Senior Director of Wayfair International from June 2011 to November 2012, Director of Category Management and Merchandising from February 2009 to June 2011 and Manager of Wayfair’s Business-to-Business Division from April 2008 to February 2009. Wayfair is an online retailer of home furnishings, décor and home improvement products. Prior to joining Wayfair, Mr. Noonan worked as a venture capitalist at Polaris Partners and as an investment banker at Cowen & Company.

Merilee Raines has served as a director of the Company since February 2011. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc. from October 2003 until her retirement in May 2013. Prior to becoming Chief Financial Officer, Ms. Raines held several management positions with IDEXX Laboratories, including Corporate Vice President of Finance, Vice President of Finance and Treasurer, Director of Finance, and Controller. IDEXX Laboratories develops, manufactures and distributes products and provides services primarily for the companion animal veterinary, livestock and poultry, dairy and water testing industries. Ms. Raines served as a member of the Board of Directors of Affymetrix, Inc., a provider of life science and molecular diagnostic products that enable analysis of biological systems at the gene, protein and cell level, from January 2015 until it was acquired in March 2016. Ms. Raines also served as a member of the Board of Directors of Aratana Therapeutics, Inc., a pet therapeutics company focused on licensing, developing and commercializing biopharmaceutical products for companion animals, from February 2014 until it was acquired in July 2019. Ms. Raines served as a member of the Board of Directors of Benchmark Electronics, Inc., a worldwide provider of engineering services, integrated technology solutions and electronic manufacturing services from May 2018 to June 2021. Ms. Raines has served as a member of the Board of Directors of TransMedics Group, Inc., a medical technology company providing novel systems for the preservation and transport of organs to be used for transplant, since January 2021, and as a member of the Board of Directors of Ocular Therapeutix, Inc., a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye, since September 2021.

Joseph W. Reitmeier has served as a director of the Company since February 2016. Mr. Reitmeier has served as Executive Vice President & Chief Financial Officer of Lennox International Inc. since July 2012. Mr. Reitmeier had served as Vice President of Finance for the LII Commercial business segment of Lennox International from 2007 to July 2012 and as Director of Internal Audit from 2005 to 2007. Lennox International is a leading global provider of climate control solutions and designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration markets. Before joining Lennox International, Mr. Reitmeier held financial leadership roles at Cummins Inc. and PolyOne Corporation.

Item 1A.   RISK FACTORS.

Industry Risk Factors

Economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may have adverse effects on our revenues and operating results.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and OEM manufacturers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. An economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. Economic conditions and financial markets in the United States and globally have experienced significant volatility. Central banks have raised interest rates to slow inflationary conditions. The economic conditions for fiscal year 2023 are predicted to be very challenging as a result of the inflationary environment, higher interest rates, labor challenges and potential recession. We cannot predict how ongoing inflation, risk of recession, the war in Ukraine, COVID-19 restrictions, supply chain disruptions and related costs may impact our ability to service our customers or the potential impact on our profit margins going forward. If these market conditions persist, we may see diminished liquidity and credit availability, inability to access capital markets, and the bankruptcy, failure, collapse, or sale of various entities that could directly or indirectly impact our business, including certain of our customers and suppliers. If economic conditions worsen in the future, our revenues and profits could decrease or trigger additional goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material adverse effect on our financial condition and results of operations.

Changes in the costs of raw materials and purchased components, including imposition of or changes in tariff rates, as well as supply chain and logistics disruptions, could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments.

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The costs and availability of raw materials and components may be subject to change due to, among other things, interruptions in production by suppliers, changes in worldwide price, demand levels, exchange rates and imposition of or changes in tariff rates. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials and purchased components for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. Commodity prices, particularly copper and stainless-steel prices, have experienced tremendous volatility over the past several years, mainly due to global macroeconomic trends, including global price inflation, supply chain disruption and the war in Ukraine. Should commodity costs or purchased component costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs or purchased component costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by, among other things, interruptions in production by suppliers including due to pandemics or other public health crises, suppliers’ allocations to other purchasers, threats of wars and global geo-political instability, and new laws, tariffs or regulations.

As a global manufacturer and distributor, we are facing additional risks related to ongoing disruptions and increased costs in our supply chain and logistics. Although the global supply chain disruptions have shown signs of easing, some logistics issues and electronic component shortages remain. We are experiencing inflation across our cost of materials, labor, transportation, and energy. Labor shortages and workforce disruptions have affected our manufacturing and distribution processes, as well as those of our suppliers. The ongoing war in Ukraine has added strain to the European markets and the global economy, as well as exacerbated inflation, particularly energy inflation.

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

We are subject to risks associated with changing technology, product innovation, manufacturing techniques, operational flexibility and business continuity, which could place us at a competitive disadvantage.

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

Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

●	unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders; and threats of war, terrorism or governmental instability, including the war in Ukraine;
●	our failure to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom’s Bribery Act of 2010;
●	trade protection measures and import or export duties or licensing requirements, which could increase our costs of doing business internationally;
●	potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;
●	difficulty in staffing and managing widespread operations, which could reduce our productivity;
●	costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;
●	laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;
●	unexpected changes in regulatory requirements, which may be costly and require time to implement; and
●	foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our net sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 34%, 38% and 37% of our net sales in 2022, 2021 and 2020, respectively, were from sales outside of the U.S. The U.S. dollar strengthened as compared to many foreign currencies, including the Euro, during fiscal 2022, which adversely affected reported revenues of our international subsidiaries. We cannot predict whether currencies such as the euro, Canadian dollar, Chinese yuan, or other currencies in which we transact will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and prospects.

The COVID-19 pandemic, the resulting global economic slowdown, and the reopening of global economies that has followed have created a number of macroeconomic challenges that have impacted our business, including volatility and uncertainty in business planning, disruptions in global supply chains, material, freight and labor inflation, shortages of and delays in obtaining certain materials and component parts, and labor shortages. New variants of COVID-19 and other future public health crises and pandemics may affect our operating and financial results in a manner that is not presently known to us or not presently considered to be a significant risk to our operations. The impact of the COVID-19 pandemic and other future public health crises and pandemics may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Company Risk Factors

Our business and financial performance may be adversely affected by information technology and other business disruptions.

Our business may be impacted by disruptions, including information technology attacks or failures, threats to physical security, as well as damaging weather, fire or other acts of nature. We depend heavily on information technology infrastructure including third-party data centers and other third-party cloud services to manage our business objectives and operations, support our customers’ requirements and protect sensitive information. Any damage to, or failure of, our systems or the third-party hosting facility or other service that we use, could severely impact our ability to conduct our business operations, attract new customers, maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results. While we have taken steps to reduce interruptions by implementing additional internal controls, network and data center resiliency, redundancy and recovery processes, these measures may be inadequate. Our information technology risks also relate to cyber security attacks and disruptions caused by potential failures in the performance of our primary enterprise resource planning (ERP) system.

Cyber security attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cyber security may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, distributors, vendors, suppliers, and their products. We have experienced certain cyber security attacks and may continue to experience them going forward, potentially with more frequency. We have a portion of our workforce working remotely, which may heighten these risks. In addition, we have designed products and services that connect to and are part of the “Internet of Things” which may also be vulnerable to cyber security breaches. As we continue to design and develop smart and connected products, services and solutions that leverage our hosted or cloud-based resources, the Internet-of-Things and other wireless/remote technologies, and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers' data and systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. Consequently, these products, services and solutions also may be subjected to harmful or illegal content or attacks that develop vulnerabilities or critical security issues that cannot be disclosed without compromising security. If we need to address multiple vulnerabilities simultaneously, we may also need to make prioritization decisions in determining which vulnerabilities or security defects to fix first, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of data; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our products, services and solutions; and otherwise harm our business and reputation. We have adopted measures and incurred cost to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will prevent cyber-attacks or security breaches. In addition, cybersecurity and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness and expose us to substantial fines or other penalties.

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

We plan to replace our current primary ERP system with a new ERP system, and this system implementation is expected to occur in phases over the next several years. Any software implementation requires significant investment of human and financial resources and we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of our software systems, including our new ERP, could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we invest significant resources in planning and project management, significant issues may arise, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. In addition, our current primary ERP system will continue to be used over the course of the phased implementation and we may experience system interruptions or deficiencies as described in the paragraph above.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and solutions and increase market share for our existing product categories. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. Also, companies acquired recently and in the future may not achieve anticipated revenues, cost synergies, profitability or cash flows that justify our investment in them. We have faced increasing competition for acquisition candidates, which has resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. In addition, acquisitions may involve a number of risks, including, but not limited to:

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

The impacts of climate change are highly unpredictable and vary depending on geographical location, but could include changing temperatures, droughts, water shortages, wildfires, changes in weather and rainfall patterns, changes in sea levels, and changing storm patterns and intensities. These impacts present several potential challenges to water and energy related products, such as potential degradation of water quality and changes in water conservation or energy efficiency requirements, particularly during periods of increased precipitation, flooding, or water shortages. Inclement weather and extreme weather events may have varying impacts on our business. Certain events may disrupt the operations of our customers, creating customer shutdowns that prevent or defer sales of our product, while other events may drive increased demand for our products, which may create volatility in our financial results. Additionally, these events may disrupt our own operations and the operations of our suppliers, including the operation of manufacturing plants, the transportation of raw materials from our suppliers, and the transportation of products to our customers, any of which may increase our costs, reduce our productivity and adversely affect our business, financial condition, results of operations and prospects. Additionally, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, including limitations on greenhouse gas emissions, which could increase our costs or require additional investments in our facilities and equipment, and require us to make significant new disclosures regarding the climate-related impacts of our business. New legislation and regulatory requirements may also impact our customers and suppliers, which could affect demand for our products or our ability to source key materials. In addition, our customers and suppliers may impose their own requirements with respect to climate change and greenhouse gas emissions, that may require us to incur additional costs to comply with such requirements. Any failure to comply with those requirements may also affect demand for our products or our ability to source key materials. We establish our own goals with respect to reducing our impact on the environment. Any failure to achieve our own goals, or any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change can lead to adverse publicity, resulting in an adverse effect on our business or damage to our reputation.

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

As of December 31, 2022, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $592.4 million, $35.0 million, $78.7 million and $196.8 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In 2022, 2021 and 2020, none of our goodwill reporting units or our indefinite lived tradenames were impaired. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2022, we recognized a pre-tax non-cash impairment charge of $1.3 million related to a technology intangible asset. In 2020, we recognized a pre-tax non-cash impairment charge of $1.4 million related to a long-lived asset and a technology intangible asset. These impairments were due to market value expectations indicating the carrying amounts of these assets were in excess of the fair value. In 2021 none of our long-lived assets were impaired.

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

In 2022, our top ten customers accounted for approximately 22% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations.

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

As of December 31, 2022, Timothy P. Horne beneficially owned 5,938,290 shares of Class B common stock. Our Class B common stock entitles its holders to ten votes for each share, and our Class A common stock entitles its holders to one vote per share. As of December 31, 2022, Timothy P. Horne beneficially owned approximately 18.0% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.7% of our outstanding shares of Class B common stock, which represents approximately 68.4% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and subsequent sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of December 31, 2022, there were outstanding 27,314,679 shares of our Class A common stock and 5,958,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

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

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework. In 2022, several countries have announced the intention to bring these into effect starting from 2024. While the overarching framework has been published, we are awaiting legislation and detailed guidance to assess the full implications.

The U.S. enacted the Inflation Reduction Act of 2022 ("IRA") in August 2022, which, among other provisions, creates a new corporate alternative minimum tax (CAMT) of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on new corporate stock repurchases beginning in 2023. We do not expect to meet the CAMT threshold in the near term nor expect the IRA to have a material impact on our financial statements. However, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our financial statements and we will continue to evaluate the impact of the IRA as additional information becomes available.

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

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
St. Pauls, NC	Manufacturing	Owned
San Antonio, TX	Warehouse/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Fort Worth, TX	Manufacturing/Distribution	Leased
Fort Myers, FL	Manufacturing/Distribution	Leased
Blauvelt, NY	Manufacturing/Distribution	Leased
Sparks, NV	Distribution Center	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased
Groveport, OH	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Rosières, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Owned
Monastir, Tunisia	Manufacturing	Leased
St. Neots, United Kingdom	Distribution	Leased

Asia-Pacific, Middle East, and Africa:

Location	Principal Use	Owned/Leased
Ningbo, Beilun, China	Manufacturing	Owned
Shanghai, China	APMEA Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased
Dubai, United Arab Emirates	Sales Office/Distribution	Leased
Perth, Australia	Distribution	Leased
Melbourne, Australia	Distribution	Leased

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

The number of record holders of our Class A common stock as of January 22, 2023 was 61. The number of record holders of our Class B common stock as of January 22, 2023 was 10.

Aggregate common stock dividend payments in 2022 were $39.5 million, which consisted of $32.5 million and $7.0 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2021 were $34.3 million, which consisted of $28.2 million and $6.1 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of deferred stock awards and restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the quarter ended December 31, 2022.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
September 26, 2022 – October 23, 2022	293	$129.82	—	—
October 24, 2022 – November 20, 2022	200	$143.37	—	—
November 21, 2022 – December 31, 2022	298	$146.23	—	—
Total	791	$139.43	—	—

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2022 under our 2019 stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
September 26, 2022 – October 23, 2022	10,004	$127.00	10,004	$31,036,028
October 24, 2022 – November 20, 2022	8,706	$142.60	8,706	$29,794,519
November 21, 2022 – December 31, 2022	12,067	$151.37	12,067	$27,967,967
Total	30,777	$140.94	30,777
(1)	On February 7, 2019, we announced that the Board of Directors had approved a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2017 and that all dividends were reinvested.

Cumulative Total Return

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Watts Water Technologies, Inc.	100.00	85.88	134.14	165.20	265.38	201.49
S & P 500	100.00	95.62	125.72	148.85	191.58	156.89
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41

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

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For nearly 150 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product categories include:

●	Residential & commercial flow control and protection products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection and protection products. Many of our flow control and protection products are now smart and connected warning of leaks and floods with alerts to Business Management Systems (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products feature advanced controls enabling customers to easily connect to the Building Automation System for better monitoring, control and operation. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.

●	Water quality products—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

Our business is reported in three geographic segments: Americas, Europe, and APMEA. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY).

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. We have completed 12 acquisitions since 2012. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings.

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

Market activity levels have generally recovered from the COVID-19 pandemic. In 2022, we experienced some disruptions to our business in China due to government-mandated lockdowns, though these shutdowns and restrictions did not have a material adverse effect on our operations or financial results. We continue to focus on the health and safety of our employees by maintaining health authority and government recommended safety protocols, enabling remote work and hybrid work schedules where feasible, providing personal protective equipment and providing COVID-19 information, which includes the latest CDC and other government protocols and our safety requirements.

The global supply chain disruptions have shown signs of easing; however, some logistics issues and electronic component shortages remain. We are experiencing inflation across our cost of materials, labor, transportation, and energy. Labor shortages and workforce disruptions have affected our manufacturing and distribution processes, as well as those of our suppliers. The ongoing war in Ukraine has added strain to the European markets and the global economy, as well as exacerbated inflation, particularly energy inflation. While we believe we were able to effectively manage these disruptions during 2022 by various measures, including raising prices to address cost inflation and taking certain cost reduction actions, we cannot predict how ongoing inflation, risk of recession, the war in Ukraine, supply chain disruptions and related costs may impact our ability to service our customers or the potential impact on our profit margins going forward.

We expect that economic conditions in 2023 will be challenging. Higher interest rates and inflation have significantly slowed new residential construction and global GDP is declining, which could impact repair and replacement activity and may reduce the demand for our products. Non-residential new construction may be more resilient, at least through the first half of 2023. Starting in the third quarter of 2022 and continuing into the fourth quarter of 2022 we experienced some channel destocking in Europe. We also saw some destocking In North America in the fourth quarter of 2022 by customers in the residential OEM channel. Our expectation is that it may continue in the first quarter of 2023 and we will monitor this as the year progresses. Despite these anticipated challenges, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Due to the above circumstances and as described generally in this Form 10-K, our results of operations for the year ended December 31, 2022 are not necessarily indicative of future results. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact on the Company, see Item 1A, “Risk Factors.”

Financial Overview

We delivered record results for 2022 while facing unprecedented inflationary pressures and supply chain disruptions. Net sales for 2022 increased 9.4%, or $170.3 million, on a reported basis and 13.0%, or $235.6 million, on an organic basis, compared to 2021, primarily driven by incremental price across all of our operating segments. The reported sales increase included the unfavorable impact of foreign exchange of 3.9%, or $71.5 million, primarily driven by the appreciation of the U.S. dollar against the euro and Chinese yuan, and acquired sales of $6.1 million. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $315.0 million increased by $75.4 million, or 31.5%, in 2022 compared to 2021.

This increase was primarily driven by incremental price, savings from productivity and restructuring actions, partially offset by inflation and incremental investments.

Management’s discussion and analysis of our financial condition, results of operations and cash flows as of and for the year ended December 31, 2020 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Developments

On February 6, 2023, we declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2023 to stockholders of record on March 1, 2023.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the years ended December 31, 2022 and December 31, 2021 were as follows:

	Year Ended		Year Ended			% Change to
	December 31, 2022		December 31, 2021			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,390.0	70.2%	$1,207.2	66.7%	$182.8	10.1%
Europe	499.1	25.2	517.4	28.6	(18.3)	(1.0)
APMEA	90.4	4.6	84.6	4.7	5.8	0.3
Total	$1,979.5	100.0%	$1,809.2	100.0%	$170.3	9.4%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$180.1	$44.1	$11.4	$235.6	10.0%	2.4%	0.6%	13.0%	14.9%	8.5%	13.5%
Foreign exchange	(3.4)	(62.4)	(5.7)	(71.5)	(0.2)	(3.4)	(0.3)	(3.9)	(0.3)	(12.0)	(6.6)
Acquired	6.1	—	—	6.1	0.3	—	—	0.3	0.5	—	—
Total	$182.8	$(18.3)	$5.7	$170.2	10.1%	(1.0)%	0.3%	9.4%	15.1%	(3.5)%	6.9%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$99.2	$7.8	$5.6	$67.5	$180.1	14.3%	8.1%	7.1%	20.0%
Europe	21.0	23.2	(0.1)	—	44.1	6.3	12.8	(3.3)	—
APMEA	8.7	2.9	—	(0.2)	11.4	11.0	52.7	—	(66.7)
Total	$128.9	$33.9	$5.5	$67.3	$235.6

Organic net sales in the Americas increased primarily due to incremental price across all of our channels, as well as higher volume within our heating and hot water solution products. The increase was partially muted due to 2021 being positively impacted from the severe freezing weather in the South-Central United States, which drove an estimated 2% of incremental sales in our wholesale and DIY channels.

Organic net sales in Europe increased due to incremental price, with growth in all platforms as well as all major regions. A significant portion of this growth related to HVAC products within the OEM markets in Italy and Germany driven by government energy incentives. Sales growth was negatively impacted by approximately $9 million due to our decision to exit all direct sales into Russia as a result of the war in Ukraine effective April 1, 2022.

Organic net sales in APMEA increased primarily due to higher volumes and price, with sales growth in China, Australia, New Zealand and the Middle East. China’s sales growth was primarily driven by higher demand for commercial valves within data centers.

The net decrease in sales due to foreign exchange was mostly due to the appreciation of the U.S. dollar against the euro and Chinese yuan in 2022. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

The change in net sales due to acquisitions relates to an immaterial acquisition in the Americas segment in the fourth quarter of 2021.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for 2022 and 2021 were as follows:

	Year Ended
	December 31, 2022	December 31, 2021

	(dollars in millions)
Gross profit	$874.3	$767.1
Gross margin	44.2%	42.4%

Gross profit and gross margin increased primarily from incremental price, productivity and restructuring savings, partially offset by inflation related to material and labor costs and higher logistic and energy costs.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $42.3 million, or 8.3%, in 2022 compared to 2021. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$54.2	10.6%
Foreign exchange	(15.4)	(3.0)
Acquired	3.5	0.7
Total	$42.3	8.3%

The organic increase was primarily due to an increase in investments of $23.0 million, including in our smart and connected and commercial excellence initiatives, general inflation of $15.7 million, increased variable costs due to the higher sales of $14.4 million and an increase in marketing, travel and other normalized spending of $11.2 million compared to 2021. These increases were partially offset by $11.5 million due to productivity initiatives and a decrease in short-term and long-term compensation expense of $6.9 million. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro. The acquired SG&A costs related to an immaterial acquisition in the Americas segment in the fourth quarter of 2021. Total SG&A expenses, as a percentage of sales, were 27.8% in 2022 compared to 28.1% in 2021.

Restructuring. In 2022, we recorded a net restructuring charge of $10.6 million, which related to a 2021 French restructuring program as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas and cost reduction actions in Europe and the Americas. In 2021, we recorded a net restructuring charge of $19.3 million, primarily for costs related to the 2021 French restructuring program that was approved in the second quarter of 2021. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

Operating Income (Loss). Operating income (loss) by geographic segment for 2022 and 2021 was as follows:

				% Change to
	Year Ended			Consolidated
	December 31,	December 31,		Operating
	2022	2021	Change	Income

	(dollars in millions)
Americas	$283.9	$211.0	$72.9	30.4%
Europe	66.7	63.6	3.1	1.3
APMEA	14.0	14.4	(0.4)	(0.1)
Corporate	(49.6)	(49.4)	(0.2)	(0.1)
Total	$315.0	$239.6	$75.4	31.5%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$75.2	$1.0	$1.1	$(0.2)	$77.1	31.4%	0.4%	0.5%	(0.1)%	32.2%	35.6%	1.6%	7.6%	0.4%
Foreign exchange	(0.5)	(8.8)	(1.8)	—	(11.1)	(0.3)	(3.6)	(0.7)	—	(4.6)	(0.2)	(13.8)	(12.5)	—
Acquired	0.7	—	—	—	0.7	0.3	—	—	—	0.3	0.3	—	—	—
Restructuring, impairment charges	(2.5)	10.9	0.3	—	8.7	(1.0)	4.5	0.1	—	3.6	(1.2)	17.1	2.1	—
Total	$72.9	$3.1	$(0.4)	$(0.2)	$75.4	30.4%	1.3%	(0.1)%	(0.1)%	31.5%	34.5%	4.9%	(2.8)%	0.4%

The increase in organic operating income was primarily due to incremental price and savings from productivity and restructuring actions. These increases were partially offset by inflation related to material and labor costs, higher logistic and energy costs, incremental investments and the return of expenses related to business normalization.

Interest Expense. Interest expense increased $0.7 million, or 11.1%, in 2022 as compared to 2021 primarily due to an increase in interest rates, partially offset by a lower principal balance of debt outstanding. Refer to Note 11 of Notes to

Consolidated Financial Statements in this Annual Report on Form10-K for further details.

Other expense (income), net. Other expense (income) increased $1.8 million to an expense balance of $1.0 million compared to 2021. The increase was primarily due to $1.0 million of additional expense related to the reduction in deferred compensation plan assets. Refer to Note 16 Financial Instruments of Notes to Consolidated Financial Statements in this Annual Report on Form10-K for further details.

Income Taxes. Our effective income tax rate decreased to 18.2% in 2022, from 29.2% in 2021. The decrease is primarily due to a $16.1 million tax benefit related to the modification of the structure of our Mexican supply chain operations in 2022, while the initial restructuring of our Mexican supply chain operations in 2021 resulted in a net $7.2 million tax charge. In 2022, we also benefited from the release of tax reserves of $2.5 million due to statute of limitation expirations.

Net Income. Net income for 2022 was $251.5 million, or $7.48 per common share on a diluted basis, compared to $165.7 million, or $4.88 per common share on a diluted basis, for 2021. Results for 2022 include an after-tax benefit of $18.2 million, or $0.54 per common share, primarily for an income tax benefit related to the modification of the structure of our Mexican supply chain operations and $1.4 million, or $0.04 per common share, for an after-tax gain on sale of asset; partially offset by an after-tax charge of $7.9 million, or $0.23 per common share, for restructuring.

Results for 2021 include an after-tax charge of $14.1 million, or $0.42 per common share, for restructuring and $7.2 million, or $0.22 per common share, for an income tax adjustment related to the restructuring of our Mexican manufacturing supply chain operations.

Liquidity and Capital Resources

2022 and 2021 Cash Flows

We generated $224.0 million of net cash from operating activities in 2022 as compared to $180.8 million in 2021. The increase in cash generated was primarily due to higher net income and lower investment in inventory, partially offset by lower accounts payable balances associated with the reduction in inventory purchases and increased payments related to income taxes, restructuring and employee and customer incentives.

We used $22.9 million of net cash for investing activities in 2022 compared to $30.7 million used in 2021. We spent $1.3 million more on net capital expenditures and $9.1 million less for acquisitions in 2022 compared to 2021.

We used $121.7 million of net cash from financing activities in 2022 primarily due to long-term debt repayments of $80.0 million, dividend payments of $39.5 million, tax withholding payments on vested stock awards of $13.3 million and payments of $69.4 million to repurchase 493,733 shares of Class A common stock. These payments were partially offset by proceeds from drawdowns on our line of credit totaling $85.0 million. In 2021, we used $118.6 million of net cash from financing activities primarily due to long-term debt repayments of $95.0 million, dividend payments of $34.3 million, tax withholding payments on vested stock awards of $9.6 million and payments of $16.0 million to repurchase approximately 110,000 shares of Class A common stock. These payments were partially offset by proceeds from drawdowns on our line of credit totaling $40.0 million.

On March 30, 2021, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement amended the Company’s borrowings under the Amended and Restated Credit Agreement entered into on April 24, 2020 (the “Prior Credit Agreement”), to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026 (the “Revolving Credit Facility”). Among other changes from the Prior Credit Agreement, the Credit Agreement increased our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted London interbank offered rate (LIBOR) to 0.00%. On August 2, 2022, we and certain of our subsidiaries entered into Amendment No. 1 to the Credit Agreement (as so amended, the “Amended Credit Agreement”) to replace LIBOR as a reference rate for borrowings with the term secured overnight financing rate (“Term SOFR”), and to provide for a fixed adjustment of 10 basis points added to Term SOFR (“Term Benchmark”) for all Term SOFR borrowings, subject to a 0.00% floor. The Company elected the optional expedient under Accounting Standards Update (“ASC”) No. 2020-04, Reference Rate Reform (Topic 848), in connection with amending its credit agreement to replace the reference rate from LIBOR to Term Benchmark to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP.

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2022, we had drawn down $150.0 million on this line of credit and had $12.1 million in letters of credit outstanding, which resulted in $637.9 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2022 was 5.35%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2022 was 3.23%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of December 31, 2022, we were in compliance with all covenants related to the Amended Credit Agreement.

As of December 31, 2022, we held $310.8 million in cash and cash equivalents. Of this amount, $221.2 million was held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

Covenant Compliance

Under the Amended Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2022. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Amended Credit Agreement. The Amended Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Amended Credit Agreement, includes all long and short-term debt, finance lease obligations and any trade letters of credit that are outstanding, less cash and cash equivalents on the balance sheet.

As of December 31, 2022, our actual financial ratios calculated in accordance with the Amended Credit Agreement compared to the required levels under the Amended Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level
Interest Charge Coverage Ratio	54.1 to 1.00	3.50 to 1.00
Maximum level
Leverage Ratio	0.00 to 1.00	3.50 to 1.00

As of December 31, 2022, we were in compliance with all covenants related to the Amended Credit Agreement.

In addition to financial ratios, the Amended Credit Agreement contains affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreement.

Working capital (defined as current assets less current liabilities) as of December 31, 2022 was $571.9 million compared to $453.0 million as of December 31, 2021. The ratio of current assets to current liabilities was 2.5 to 1 as of December 31, 2022 compared to 2.1 to 1 as of December 31, 2021. The increase in working capital is primarily related to the increase in cash and cash equivalents as a result of increased cash from operating activities.

Material Cash Requirements

We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs during 2023 and thereafter for the foreseeable future.

We anticipate investing between $40 million to $45 million in capital expenditures during 2023 to improve our manufacturing capabilities and invest in technology and other commercial and operational excellence initiatives.

We anticipate spending approximately $6.0 million during 2023 related to various restructuring programs. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

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

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $12.1 million as of December 31, 2022 and $14.0 million as of December 31, 2021. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore, they do not necessarily represent future cash flow obligations.

Our contractual obligations as of December 31, 2022 are presented in the following table:

		Next	Beyond
Contractual Obligations	Total	12 Months	12 Months

	(in millions)
Long-term debt obligations, including current maturities(a)	$150.0	$—	$150.0
Operating lease obligations(b)	54.8	10.4	44.4
Finance lease obligations(c)	4.7	3.0	1.7
Pension contributions(d)	9.2	0.5	8.7
Interest(e)	13.2	5.2	8.0
2017 Tax Act Toll Tax payable(f)	18.7	3.4	15.3
Capital expenditures(g)	6.3	6.3	—
Other(h)	54.6	54.1	0.5
Total	$311.5	$82.9	$228.6
(a)	Relates to the drawdown on the line of credit under the Amended Credit Agreement as recognized in the consolidated balance sheet. See Note 11 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(b)	Relates to the lease liabilities recognized for right-of-use assets of operating leases with a lease term longer than twelve months. See Note 5 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(c)	Relates to the lease liabilities recognized for right-of-use assets of financing leases with a lease term longer than twelve months. See Note 5 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(d)	Relates to estimated future obligations for the Europe pension plans. See Note 14 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(e)	Represents the current estimate of future interest payments due on the current drawdown on the line of credit under the Amended Credit Agreement referenced above at (a).

(f)	Relates to the 2017 Tax Act one time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which was payable over a number of years.

(g)	Relates to capital expenditure obligations included in investment totals of $40 million to $45 million discussed above.

(h)	The majority relates to commodity commitments, as well as the contingent consideration related to an immaterial acquisition.

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

Adjusted operating income, adjusted operating margins, adjusted net income, and adjusted earnings per share are non-GAAP measures that exclude certain expenses incurred and benefits recognized in the periods presented that relate primarily to our global restructuring programs, gain on sale of asset, and the related income tax impacts on these items and other tax adjustments. Management believes reporting these financial measures provides useful information to investors, potential investors and others, by facilitating easier comparisons of our performance with prior and future periods.

A reconciliation of U.S. GAAP results to these adjusted non-GAAP measures is provided below (dollars in millions, except per share amounts):

	Year Ended
	December 31,	December 31,
	2022	2021

Net sales	$1,979.5	$1,809.2

Operating income - as reported	315.0	239.6
Operating margin %	15.9%	13.2%

Adjustments for special items:
Restructuring	10.6	19.3
Gain on sale of asset	(1.8)	—

Total adjustments for special items	$8.8	$19.3

Operating income - as adjusted	$323.8	$258.9
Adjusted operating margin %	16.4%	14.3%

Net income - as reported	$251.5	$165.7

Adjustments for special items - tax effected:
Restructuring	7.9	14.1
Tax adjustments	(18.2)	7.2
Gain on sale of asset	(1.4)	—

Total adjustments for special items - tax effected:	$(11.7)	$21.3

Net income as adjusted	$239.8	$187.0

Diluted earnings per share - as reported	$7.48	$4.88
Adjustments for special items	(0.35)	0.64
Diluted earnings per share - as adjusted	$7.13	$5.52

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

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Year Ended
	December 31,	December 31,
	2022	2021

	(in millions)
Net cash provided by operating activities	$224.0	$180.8
Less: additions to property, plant, and equipment	(28.1)	(26.7)
Plus: proceeds from the sale of property, plant, and equipment	5.2	5.1
Free cash flow	$201.1	$159.2
Net income —as reported	$251.5	$165.7
Cash conversion rate of free cash flow to net income	80.0%	96.1%

Our free cash flow increased in 2022 when compared to 2021 primarily driven by higher net income and lower investment in inventory, partially offset by lower accounts payable balances associated with the reduction in inventory purchases and increased payments related to income taxes, restructuring and employee and customer incentives.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at December 31, 2022 was (14.3)% for 2022 compared to (9.3)% in 2021. The change was driven by an increase in net cash of $68.8 million, partially offset by an increase in debt outstanding of $5.7 million at December 31, 2022 compared to December 31, 2021. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,	December 31,
	2022	2021

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	147.6	141.9
Less: cash and cash equivalents	(310.8)	(242.0)
Net debt	$(163.2)	$(100.1)

A reconciliation of capitalization is provided below:

	December 31,	December 31,
	2022	2021

	(in millions)
Net debt	$(163.2)	$(100.1)
Total stockholders’ equity	1,300.6	1,173.2
Capitalization	$1,137.4	$1,073.1
Net debt to capitalization ratio	(14.3)%	(9.3)%

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no significant changes in our accounting policies or significant changes in our accounting estimates during 2022.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect our more significant estimates and assumptions.

Revenue recognition

We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. When determining the transaction price of each contract, we consider contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price. Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience. We regularly review our estimates of variable consideration on the transaction price and recognize changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.

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

We first identify those reporting units that we believe could pass a qualitative assessment to determine whether further impairment testing is necessary. For each reporting unit identified, our qualitative analysis includes:

1)	A review of the most recent fair value calculation to identify the extent of the cushion between fair value and carrying amount, to determine if a substantial cushion existed.

2)	A review of events and circumstances that have occurred since the most recent fair value calculation to determine if those events or circumstances would have affected our previous fair value assessment. Items identified and reviewed include macroeconomic conditions, industry and market changes, cost factor changes, events that affect the reporting unit, and financial performance against expectations.

We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required.

In 2022, we had seven reporting units. One of these reporting units, Water Quality, had no goodwill. We performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA.

As of our October 23, 2022 testing date, we had $581.2 million of goodwill on our balance sheet. As a result of our qualitative analyses, we determined that the fair values of the six reporting units noted above were more likely than not greater than the carrying amounts. In 2022, we did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative analyses could result in the reporting unit fair value not exceeding the carrying amounts and could lead to impairment.

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition and we have recorded certain trademarks and trade names as indefinite-lived intangible assets. Values assigned to intangible assets are typically determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2022 impairment assessment, which occurred as of October 23, 2022, we performed a qualitative assessment for all trademarks and tradenames as each intangible asset’s fair value significantly exceeded the carrying value in the previous quantitative assessment performed and each had sales growth in 2022, and no other indicators of impairment were present. The majority of the trademarks and tradenames are expected to have sales growth in 2023, with a few expected to potentially have minimal sales decline in 2023 but sales growth in 2024. As a result of our qualitative analyses, we determined that the fair values of the indefinite-lived intangibles assets were more likely than not greater than the carrying amounts. If we were to perform a quantitative assessment, the methodology we employ is the relief from royalty method, a subset of the income approach. During 2022, 2021, and 2020, no impairment was recognized on our indefinite-lived intangible assets. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative analyses could result in the trademark’s or trade name’s fair value not exceeding its carrying amount and could lead to impairment.

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

Legal contingencies

We are a defendant in numerous legal matters including those involving environmental issues and product liability as discussed in more detail in Part I, Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 15 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are often developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition.

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

As of December 31, 2021, we released $22.1 million of our valuation allowance on foreign tax credits related to the additional foreign source income resulting from our restructured Mexican manufacturing supply chain operations. As of December 31, 2022, there were no material adjustments to our valuation allowances. See Note 9 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of December 31, 2022 was an asset of $0.2 million.

Under the Amended Credit Agreement, our earnings and cash flows are exposed to fluctuations in interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The swap matures on March 30, 2026. Information about our long-term debt facility and related interest rates appears in Note 16 of the Consolidated Financial Statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Item 9B.   OTHER INFORMATION.

None.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Information about Our Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 17, 2023 is incorporated herein by reference.

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

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 17, 2023 is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 17, 2023 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, about the shares of Class A common stock that may be issued upon the exercise of stock options, settlement of performance stock awards and vesting of deferred stock awards issued under the Company’s Third Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Third Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be				available for future issuance
	issued upon exercise of		Weighted‑average exercise		under equity compensation
	outstanding options,		price of outstanding options,		plan (excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	337,565	(1)	$57.47	(2)	1,660,874	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	337,565	(1)	$57.47	(2)	1,660,874	(3)
(1)	Represents 962 outstanding options, 145,888 performance stock awards and 113,944 deferred stock awards under the Third Amended and Restated 2004 Stock Incentive Plan, and 76,771 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)	Represents the weighted-average exercise price of the 962 outstanding options.

(3)	Includes 955,686 shares available for future issuance under the Third Amended and Restated 2004 Stock Incentive Plan, and 705,188 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 17, 2023 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 17, 2023 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	83

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Product liability accrual

As discussed in Notes 10 and 15 to the consolidated financial statements, the Company’s product liability accrual as of December 31, 2022 was $22.4 million. The Company is generally self-insured for potential product liability claims. For its most significant volume of liability matters, the Company uses third-party actuarial valuations, which incorporate historical trend factors and its specific claims experience derived from loss reports provided by third-party claims administrators, to establish its product liability accrual.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the product liability accrual, which included controls over the review of the actuarial valuations and selection of estimated ultimate losses, as well as completeness and accuracy of claims data used in the actuarial valuations. We tested current year claims data used to estimate the product liability accrual by selecting certain claims and comparing them to relevant underlying claim information, including documentation of claim payments. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

●	assessing the actuarial methods used to calculate the product liability accrual for consistency with generally accepted actuarial standards;
●	assessing the loss development factors by comparing them to historical loss development factors and industry loss development trends; and
●	evaluating the weighting of actuarial methods used to derive ultimate losses.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

February 21, 2023

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Year Ended December 31,
	2022	2021	2020
Net sales	$1,979.5	$1,809.2	$1,508.6
Cost of goods sold	1,105.2	1,042.1	883.2
GROSS PROFIT	874.3	767.1	625.4
Selling, general and administrative expenses	550.5	508.2	434.4
Restructuring	10.6	19.3	9.9
Gain on sale of asset	(1.8)	—	—
OPERATING INCOME	315.0	239.6	181.1
Other (income) expense:
Interest income	(0.6)	—	(0.2)
Interest expense	7.0	6.3	13.3
Other expense (income), net	1.0	(0.8)	1.0
Total other expense	7.4	5.5	14.1
INCOME BEFORE INCOME TAXES	307.6	234.1	167.0
Provision for income taxes	56.1	68.4	52.7
NET INCOME	$251.5	$165.7	$114.3
Basic EPS
NET INCOME PER SHARE	$7.51	$4.90	$3.37
Weighted average number of shares	33.5	33.8	33.9
Diluted EPS
NET INCOME PER SHARE	$7.48	$4.88	$3.36
Weighted average number of shares	33.6	33.9	34.0
Dividends declared per share	$1.16	$1.01	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$251.5	$165.7	$114.3
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustments	(29.1)	(28.0)	31.4
Cash flow hedges	6.5	0.7	(0.6)
Other comprehensive (loss) income	(22.6)	(27.3)	30.8
Comprehensive income	$228.9	$138.4	$145.1

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$310.8	$242.0
Trade accounts receivable, less reserve allowances of $10.7 million at December 31, 2022 and $10.3 million at December 31, 2021	233.8	220.9
Raw materials	138.0	119.4
Work in process	21.0	20.4
Finished goods	216.6	230.9
Total Inventories	375.6	370.7
Prepaid expenses and other current assets	30.4	27.9
Total Current Assets	950.6	861.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	595.6	608.8
Accumulated depreciation	(398.8)	(408.1)
Property, plant and equipment, net	196.8	200.7
OTHER ASSETS:
Goodwill	592.4	600.7
Intangible assets, net	113.7	128.6
Deferred income taxes	17.8	3.5
Other, net	59.6	60.6
TOTAL ASSETS	$1,930.9	$1,855.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134.3	$143.4
Accrued expenses and other liabilities	174.6	186.9
Accrued compensation and benefits	69.8	78.2
Total Current Liabilities	378.7	408.5
LONG-TERM DEBT	147.6	141.9
DEFERRED INCOME TAXES	26.2	40.5
OTHER NONCURRENT LIABILITIES	77.8	91.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,314,679 shares at December 31, 2022 and 27,584,525 shares at December 31, 2021	2.7	2.8
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,958,290 shares at December 31, 2022 and 6,024,290 shares at December 31, 2021	0.6	0.6
Additional paid-in capital	651.9	631.2
Retained earnings	795.3	665.9
Accumulated other comprehensive loss	(149.9)	(127.3)
Total Stockholders’ Equity	1,300.6	1,173.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,930.9	$1,855.6

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in millions, except share information)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2019	27,586,416	$2.8	6,279,290	$0.6	$591.5	$513.9	$(130.8)	$978.0
Net income	—	—	—	—	—	114.3	—	114.3
Other comprehensive loss	—	—	—	—	—	—	30.8	30.8
Comprehensive income								145.1
Shares of Class B common stock converted to Class A common stock	135,000	—	(135,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	4,666	—	—	—	0.4	—	—	0.4
Stock-based compensation	—	—	—	—	12.7	—	—	12.7
Stock repurchase	(331,531)	—	—	—	—	(28.9)	—	(28.9)
Net change in restricted stock units	83,961	—	—	—	1.7	(7.8)	—	(6.1)
Common stock dividends	—	—	—	—	—	(31.4)	—	(31.4)
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	165.7	—	165.7
Other comprehensive income	—	—	—	—	—	—	(27.3)	(27.3)
Comprehensive income							—	138.4
Shares of Class B common stock converted to Class A common stock	120,000	—	(120,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	1,440	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	22.9	—	—	22.9
Stock repurchase	(109,998)	—	—	—	—	(16.0)	—	(16.0)
Net change in restricted stock units	94,571	—	—	—	1.9	(9.6)	—	(7.7)
Common stock dividends	—	—	—	—	—	(34.3)	—	(34.3)
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	1,173.2
Net income	—	—	—	—	—	251.5	—	251.5
Other comprehensive loss	—	—	—	—	—	—	(22.6)	(22.6)
Comprehensive income							—	228.9
Shares of Class B common stock converted to Class A common stock	66,000	—	(66,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	18.4	—	—	18.4
Stock repurchase	(493,733)	(0.1)	—	—	—	(69.3)	—	(69.4)
Net change in restricted stock units	155,562	—	—	—	2.1	(13.3)	—	(11.2)
Common stock dividends	—	—	—	—	—	(39.5)	—	(39.5)
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	1,300.6

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$251.5	$165.7	$114.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27.6	31.4	31.3
Amortization of intangibles	12.1	13.7	15.2
(Gain) on sale of asset, loss on disposal and impairment of long-lived asset	(0.2)	1.4	4.0
Stock-based compensation	18.4	22.9	12.7
Deferred income tax	(29.6)	(8.2)	7.0
Changes in operating assets and liabilities:
Accounts receivable	(20.0)	(30.2)	32.2
Inventories	(16.4)	(113.7)	18.7
Prepaid expenses and other assets	1.9	(0.8)	0.7
Accounts payable, accrued expenses and other liabilities	(21.3)	98.6	(7.3)
Net cash provided by operating activities	224.0	180.8	228.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(28.1)	(26.7)	(43.8)
Proceeds from the sale of property, plant and equipment	5.2	5.1	2.2
Proceeds from the sale of business, and other	—	—	2.0
Business acquisitions, net of cash acquired	—	(9.1)	(15.2)
Net cash used in investing activities	(22.9)	(30.7)	(54.8)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	85.0	40.0	407.5
Payments of long-term debt	(80.0)	(95.0)	(517.5)
Payments for withholding taxes on vested awards	(13.3)	(9.6)	(7.8)
Payments for finance leases and other	(4.7)	(1.4)	(2.1)
Proceeds from share transactions under employee stock plans	0.2	0.1	0.5
Debt issuance costs	—	(2.4)	(2.2)
Payments to repurchase common stock	(69.4)	(16.0)	(28.9)
Dividends	(39.5)	(34.3)	(31.4)
Net cash used in financing activities	(121.7)	(118.6)	(181.9)
Effect of exchange rate changes on cash and cash equivalents	(10.6)	(8.4)	7.1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68.8	23.1	(0.8)
Cash and cash equivalents at beginning of year	242.0	218.9	219.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$310.8	$242.0	$218.9

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$—	$12.1	$20.4
Cash paid, net of cash acquired	—	9.1	15.2
Liabilities assumed	$—	$3.1	$5.2
Issuance of stock under management stock purchase plan	$0.4	$0.6	$0.6
CASH PAID FOR:
Interest	$5.7	$6.9	$12.2
Income taxes	$85.8	$73.0	$45.6

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

Watts Water Technologies, Inc. (the Company) is a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe, and Asia-Pacific, Middle East, and Africa (APMEA). For nearly 150 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

(2) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated.

Cash Equivalents

Cash equivalents consist of instruments with original maturities of three months or less and consist primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

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

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2022, 2021 and 2020, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value with costs determined primarily on the first-in, first-out method. The Company utilizes both specific product identification and historical product demand as the basis for estimating its excess or obsolete inventory reserve, which is evaluated at least quarterly. The Company identifies all inventories that exceed a range of one to three years in sales to calculate inventory on hand that exceeds estimated demand. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of the Company’s products contain recoverable materials, therefore the excess and obsolete reserve is established net of any estimated recoverable amounts based on historical experience. Changes in market conditions, lower-than-expected customer demand or changes in technology or features could result in additional excess or obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 40 years for buildings and improvements and 2 to 15 years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining lease term.

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

Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The Company had an interest rate swap and foreign exchange hedges designated as cash flow hedges as of December 31, 2022. Refer to Note 16 for further details.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $73.4 million, $69.4 million and $55.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $59.4 million, $45.6 million and $42.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Revenue Recognition

The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. When determining the transaction price of each contract, we consider contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price. Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience. The Company regularly reviews its estimates of variable consideration on the transaction price and recognizes changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Restructuring costs:
2021 France Actions	$5.1	$19.7	$—
Other Actions	5.5	(0.4)	9.9
Total restructuring charges	$10.6	$19.3	$9.9

The Company recorded pre-tax restructuring in its business segments as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Americas	$2.2	$(0.3)	$6.1
Europe	8.5	19.5	1.3
APMEA	(0.1)	0.1	2.4
Corporate	—	—	0.1
Total	$10.6	$19.3	$9.9

2021 France Restructuring Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. As of December 31, 2022, the Company had incurred all pre-tax restructuring charges related to the program, resulting in total program charges of $24.8 million. The total charges include costs for employee severance, relocation of equipment, clean-up of the facility and certain asset write-downs, and resulted in the elimination of approximately 80 positions at the Méry, France facility. As a result of the facility consolidation, the net headcount reduction in France was approximately 40 positions. Total net after-tax charges for this restructuring program were approximately $18.4 million (including approximately $1.5 million in non-cash charges). The Company spent approximately $0.6 million in capital expenditures to consolidate operations. In the fourth quarter of 2022, the Company received cash proceeds from the sale of the manufacturing facility of approximately $4.3 million and recognized a pre-tax gain on sale of approximately $1.8 million. Annual cash savings, net of tax, are estimated to be approximately $3.0 million, which the Company expects to fully realize by 2023.

The following table summarizes by type, the total incurred pre-tax restructuring costs for the Company’s restructuring program related to the 2021 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2021	$16.9	$0.9	$0.9	$1.0	$19.7
Costs incurred — 2022	3.5	0.2	0.8	0.6	5.1
Total restructuring costs	$20.4	$1.1	$1.7	$1.6	$24.8

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the year ended December 31, 2022 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2020	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	16.9	0.9	0.9	1.0	19.7
Utilization and foreign currency impact	(7.0)	(0.7)	(0.9)	(0.5)	(9.1)
Balance at December 31, 2021	$9.9	$0.2	$—	$0.5	$10.6
Net pre-tax restructuring charges	3.5	0.2	0.8	0.6	5.1
Utilization and foreign currency impact	(11.5)	(0.4)	(0.8)	(1.1)	(13.8)
Balance at December 31, 2022	$1.9	$—	$—	$—	$1.9

Other Actions

The Company periodically initiates other actions which are not part of a major program. Total “Other Actions” pre-tax restructuring charges was expense of $5.5 million, a credit of $0.4 million and expense of $9.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Included in “Other Actions” for the year ended December 31, 2022, was $3.2 million and $0.9 million of restructuring charges associated with cost saving actions in the Europe and Americas segments, respectively, and related to severance and other costs; and $1.4 million of facility exit charges were recognized associated with the decommissioning of machinery at one of the Company’s facilities in the Americas.

Included in “Other Actions” for the year ended December 31, 2020, were actions taken in the Americas, Europe and APMEA segments and Corporate primarily in response to the COVID-19 pandemic. For the year ended December 31, 2021 total pre-tax charges for the 2020 “Other Actions” were reduced by approximately $0.8 million due to revised estimates for severance costs, health benefits and outplacement support. This resulted in total program restructuring charges of approximately $9.7 million.

(4) Revenue Recognition

The Company is a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets. For nearly 150 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products, which are comprised of the following principal product categories:

●	Residential & commercial flow control and protection products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection and protection products. Many of our flow control and protection products are now smart and connected warning of leaks and floods with alerts to Business Management Systems (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.
●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products feature advanced controls enabling customers to easily connect to the Building Automation System for better monitoring, control and operation. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.
●	Water quality products—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the year ended December 31, 2022
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$790.6	$314.8	$82.5	$1,187.9
OEM	104.3	181.7	7.9	293.9
Specialty	411.1	—	—	411.1
DIY	84.0	2.6	—	86.6
Total	$1,390.0	$499.1	$90.4	$1,979.5

	For the year ended December 31, 2022
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$792.3	$171.1	$71.4	$1,034.8
HVAC and Gas Products	366.2	234.2	14.8	615.2
Drainage and Water Re-use Products	107.7	89.4	2.9	200.0
Water Quality Products	123.8	4.4	1.3	129.5
Total	$1,390.0	$499.1	$90.4	$1,979.5

	For the year ended December 31, 2021
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$694.4	$332.9	$78.8	$1,106.1
OEM	96.5	181.5	5.5	283.5
Specialty	337.7	—	0.3	338.0
DIY	78.6	3.0	—	81.6
Total	$1,207.2	$517.4	$84.6	$1,809.2

	For the year ended December 31, 2021
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$697.4	$188.0	$67.6	$953.0
HVAC and Gas Products	308.6	237.0	12.9	558.5
Drainage and Water Re-use Products	92.8	87.8	2.8	183.4
Water Quality Products	108.4	4.6	1.3	114.3
Total	$1,207.2	$517.4	$84.6	$1,809.2

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

At times, the Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenue for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption as provided for under ASC 606 (Revenue from Contracts with Customers), revenues allocated to future shipments of partially completed contracts are not disclosed.

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

(5) Leases

The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 92% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed and variable lease payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
	(in millions)	(in millions)
Operating Leases (1)
Real Estate	$40.0	$43.4
Automobile	2.4	2.2
Machinery and equipment	0.9	1.3
Total operating lease ROU Asset	$43.3	$46.9

Finance Leases (2)
Real Estate	$—	$—
Automobile	0.1	0.1
Machinery and equipment	10.6	7.3
Less: Accumulated depreciation	(6.1)	(4.2)
Finance Leases, net	$4.6	$3.2
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of December 31, 2022 was as follows:

	December 31, 2022
	Operating Leases	Finance Leases

	(in millions)
2023	$10.4	$3.0
2024	8.4	1.2
2025	7.3	0.4
2026	4.7	0.1
2027	4.3	—
Thereafter	19.7	—
Total undiscounted minimum lease payments	$54.8	$4.7
Less imputed interest	7.8	0.1
Total lease liabilities	$47.0	$4.6
Included in the consolidated balance sheet
Current lease liabilities (included in accrued expenses and other liabilities)	8.9	3.2
Non-Current lease liabilities (included in other non-current liabilities)	38.1	1.4
Total lease liabilities	$47.0	$4.6

The total lease cost consisted of the following amounts:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
	(in millions)	(in millions)
Operating lease cost	$11.1	$11.7
Amortization of finance lease right-of-use assets	2.2	1.5
Interest on finance lease liabilities	0.1	0.1
Short-term lease cost	0.4	0.1
Sublease (income)	(0.2)	(0.2)
Variable lease cost	3.2	2.8
Total lease cost	$16.8	$16.0

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	December 31, 2022	December 31, 2021
	(in millions)	(in millions)
Operating cash flows from operating leases	$11.1	$11.3
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	2.4	1.4
Total cash paid for amounts included in the measurement of lease liabilities	13.6	12.8
Finance lease liabilities arising from obtaining right-of-use assets	3.6	0.4
Operating lease liabilities arising from obtaining right-of-use assets	6.8	4.9

The following summarizes additional information related to operating and finance leases:

	December 31, 2022		December 31, 2021
Weighted-average remaining lease term - finance leases	1.9	years	3.0	years
Weighted-average remaining lease term - operating leases	7.9	years	8.5	years
Weighted-average discount rate - finance leases	1.9%		3.2%
Weighted-average discount rate - operating leases	3.4%		3.5%

(6) Goodwill & Intangibles

Goodwill

The Company performs its annual goodwill impairment testing for each reporting unit as of fiscal October month-end or earlier if there is a triggering event or circumstance that indicates an impairment loss may have occurred. As of the October 23, 2022 testing date, the Company had $581.2 million of goodwill on its balance sheet. In 2022, the Company had seven reporting units. One of these reporting units, Water Quality, had no goodwill. The Company performed a qualitative analysis for each of the six remaining reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (HHWS) and APMEA. As a result of the qualitative analyses, the Company determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2022 and 2021, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

In the fourth quarter of 2021, the Company completed an acquisition within the Americas segment resulting in $8.4 million of goodwill. The acquisition is not considered material to the Company’s consolidated financial statements. The changes in the carrying amount of goodwill by geographic segment were as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2022 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2022	Period	2022	2022	the Period	2022	2022	2022

	(in millions)
Americas	$490.9	$—	$490.9	$(24.5)	$—	$(24.5)	$(0.6)	$465.8
Europe	242.9	—	242.9	(129.7)	—	(129.7)	(6.2)	107.0
APMEA	34.0	—	34.0	(12.9)	—	(12.9)	(1.5)	19.6
Total	$767.8	$—	$767.8	$(167.1)	$—	$(167.1)	$(8.3)	$592.4

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2021 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2021	Period	2021	2021	the Period	2021	2021	2021

	(in millions)
Americas	$482.5	$8.4	$490.9	$(24.5)	$—	$(24.5)	$—	$466.4
Europe	252.1	—	252.1	(129.7)	—	(129.7)	(9.2)	113.2
APMEA	34.9	—	34.9	(12.9)	—	(12.9)	(0.9)	21.1
Total	$769.5	$8.4	$777.9	$(167.1)	$—	$(167.1)	$(10.1)	$600.7

Long-Lived Assets

Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is “more likely than not” that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. In 2022 and 2021, the Company performed a qualitative assessment for all tradenames. Based on the results of the assessments, the Company did not recognize an impairment on any indefinite-lived intangibles in 2022 or 2021.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pre-tax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pre-tax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows. In 2022, the Company recognized a $1.3 million impairment charge for an amortizable technology asset. In 2020, the Company recognized a $1.0 million impairment charge for a long-lived asset and $0.4 million impairment charge for an amortizable technology asset. All impairments were recognized within the Americas segment and due to changes in market expectations indicated the carrying amount of these assets were no longer recoverable. In 2021, there were no indications of the carrying amounts of intangible assets with estimable lives not being recoverable.

Intangible assets include the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$16.1	$(16.1)	$—
Customer relationships	175.1	(118.6)	56.5	237.5	(173.1)	64.4
Technology	53.2	(40.5)	12.7	58.6	(40.7)	17.9
Trade names	19.8	(10.8)	9.0	26.8	(16.9)	9.9
Other	1.1	(0.6)	0.5	4.3	(3.8)	0.5
Total amortizable intangibles	254.2	(175.5)	78.7	343.3	(250.6)	92.7
Indefinite-lived intangible assets	35.0	—	35.0	35.9	—	35.9
	$289.2	$(175.5)	$113.7	$379.2	$(250.6)	$128.6

Aggregate amortization expense for amortized intangible assets for 2022, 2021 and 2020 was $12.1 million, $13.7 million and $15.2 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $12.2 million for 2023, $12.0 million for 2024, $10.5 million for 2025, $9.6 million for 2026 and $8.4 million for 2027. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 7.9 years. Customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 8.0 years, 4.4 years, 11.3 years and 18.9 years, respectively. Indefinite-lived intangible assets include trade names and trademarks. In 2022, we removed fully amortized intangible assets from both gross carrying amount and accumulated amortization, with no effect to net carrying amount, in the amounts of $11.1 million for patents, $61.9 million for customer relationships, $4.2 million for technology, $6.8 million for trade names and $3.2 million for other.

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2022	2021

	(in millions)
Raw materials	$138.0	$119.4
Work-in-process	21.0	20.4
Finished goods	216.6	230.9
	$375.6	$370.7

Raw materials, work-in-process and finished goods are net of valuation reserves of $43.6 million and $36.7 million as of December 31, 2022 and 2021, respectively. Finished goods of $18.2 million and $10.6 million as of December 31, 2022 and 2021, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2022	2021

	(in millions)
Land	$11.1	$12.6
Buildings and improvements	183.5	190.6
Machinery and equipment	387.4	394.5
Construction in progress	13.6	11.1
Property, plant and equipment, at cost	595.6	608.8
Accumulated depreciation	(398.8)	(408.1)
Property, plant, and equipment, net	$196.8	$200.7

(9) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2022	2021

	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$21.3	$21.5
Intangibles	26.3	29.0
Goodwill	26.6	25.1
Foreign earnings	0.6	2.2
Operating lease ROU assets	7.9	8.6
Other	5.7	3.2
Total deferred tax liabilities	88.4	89.6
Deferred income tax assets:
Accrued expenses	9.6	10.7
Product liability	5.8	5.9
Operating lease liabilities	8.3	8.9
Stock based compensation	6.1	6.2
Foreign tax credits	13.6	13.8
Net operating loss carry forward	6.6	6.6
Capital loss carry forward	1.7	1.7
Inventory reserves	10.3	9.4
Intangibles	14.0	-
Capitalized R&D	14.7	-
Other	9.6	9.6
Total deferred tax assets	100.3	72.8
Less: valuation allowance	(20.3)	(20.2)
Net deferred tax assets	80.0	52.6
Net deferred tax liabilities	$(8.4)	$(37.0)

The provision for income taxes is based on the following pre-tax income:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Domestic	$204.3	$139.6	$96.8
Foreign	103.3	94.5	70.2
	$307.6	$234.1	$167.0

The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Current tax expense:
Federal	$51.0	$32.0	$13.4
Foreign	23.2	30.3	25.3
State	11.5	14.4	6.9
	85.7	76.7	45.6
Deferred tax expense (benefit):
Federal	(12.1)	(4.8)	14.8
Foreign	(13.7)	(2.4)	(6.7)
State	(3.8)	(1.1)	(1.0)
	(29.6)	(8.3)	7.1
Provision for income taxes	$56.1	$68.4	$52.7

Actual income taxes reported are different than what would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Computed expected federal income expense	$64.6	$49.2	$35.0
State income taxes, net of federal tax benefit	6.8	6.6	4.6
Foreign tax rate differential	3.5	4.3	2.7
Restructuring of manufacturing supply chain operations	(16.1)	29.3	—
Valuation allowance	0.4	(22.1)	12.9
GILTI HTE	—	—	(2.1)
Unrecognized tax benefits, net	(1.0)	2.0	(0.3)
Other, net	(2.1)	(0.9)	(0.1)
	$56.1	$68.4	$52.7

In 2020, final tax regulations were released with respect to the GILTI (Global Intangible Low-Taxed Income) tax regime. These regulations permit an exclusion from GILTI for items of foreign income subject to a high effective tax rate, referred to as the GILTI High Tax Exclusion (HTE). Under the new regulations, the Company was allowed to review its GILTI income for the 2018 and 2019 tax years. The Company elected the exclusion for both the 2018 and 2019 tax years resulting in a total tax benefit of $2.1 million which was recorded in 2020.

In 2021, the Company restructured its Mexican manufacturing supply chain operations, which resulted in $29.3 million in additional tax expense, and was offset by a $22.1 million release of the valuation allowance on foreign tax credits, for a net tax of $7.2 million. The additional tax expense was primarily related to the prepayment of future royalties from the new structure, which resulted in current foreign source income. The foreign tax credit benefit significantly offset the additional tax expense resulting from the new supply chain structure. In 2022, to further align the new supply chain structure with developments, the Company modified the restructuring of its Mexican manufacturing supply chain operations which resulted in the recognition of a $16.1 million deferred tax asset which will be amortized over 10 years.

At December 31, 2022, the Company had foreign and domestic net operating loss carry forwards of $27.6 million and $1.1 million, respectively, for income tax purposes before considering valuation allowances; $23.2 million of the foreign losses can be carried forward indefinitely, $4.4 million of the foreign losses expire in 2029, and $0.3 million of the domestic losses expire between 2035 and 2040 and $0.8 million of the domestic losses can be carried forward indefinitely. The net operating losses consist of $23.2 million related to Austrian operations, $4.4 million related to Switzerland operations and $1.1 million related to United States operations.

At December 31, 2022, the Company had a U.S. capital loss carry forward of $1.7 million before considering valuation allowances that will expire in 2025.

At December 31, 2022 and December 31, 2021, the Company had foreign tax credit carry forwards of $13.6 million and $13.8 million, respectively, for income tax purposes before considering valuation allowances. The foreign tax credit carryforwards expire between 2027 and 2031.

At December 31, 2022 and December 31, 2021, the Company had valuation allowances of $20.3 million and $20.2 million, respectively. At December 31, 2022, $12.8 million related to foreign tax credits, $5.8 million related to Austrian net operating losses, and $1.7 million related to the domestic capital loss carry forward. At December 31, 2021, $12.4 million related to foreign tax credits, $6.1 million related to Austrian net operating losses, and $1.7 million related to the domestic capital loss carry forward. Management believes that the ability of the Company to use such foreign tax credits and losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, after December 2017, the Company considers all of its foreign earnings to be permanently reinvested outside of the U.S. and has no plans to repatriate these foreign earnings to the U.S.

Unrecognized Tax Benefits

As of December 31, 2022, the Company had gross unrecognized tax benefits of approximately $7.2 million, approximately $4.5 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of allowable correlative adjustments that are available for certain jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2022	$8.5
Increases related to prior year tax positions	1.9
Increases related to current year tax positions	0.2
Decreases due to lapse in statutes	(3.1)
Currency movement	(0.3)
Balance at December 31, 2022	$7.2

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2022 may decrease by $0.4 million to $0.8 million in the next twelve months, as a result of lapses in statutes of limitations and settlements and $0.2 million to $0.4 million of which, if recognized, would affect the effective tax rate.

The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., France, Germany, Italy and Canada. The statute of limitations in the U.S. is subject to tax examination for 2019 and later; France, Germany, Italy and Canada are subject to tax examination for 2016 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state, local or international jurisdictions for tax years before 2015.

The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

(10) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2022	2021

	(in millions)
Commissions and sales incentives payable	$56.0	$57.1
Product liability	22.4	22.2
Shipping / freight payable	6.4	16.9
Other	73.1	77.4
Income taxes payable	16.7	13.3
	$174.6	$186.9

(11) Financing Arrangements

The Company’s debt consists of the following:

	December 31,
	2022	2021

	(in millions)
Line of Credit due March 2026	$150.0	145.0
Less debt issuance costs (deduction from debt liability)	(2.4)	(3.1)
Total long-term debt	$147.6	$141.9

Principal payments during each of the next five years are due as follows (in millions): 2023: $0; 2024: $0; 2025: $0; 2026: $150.0; 2027: $0.

On March 30, 2021, the Company entered into the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the Credit Agreement). The Credit Agreement amended the Company’s borrowings under the Amended and Restated Credit Agreement entered into on April 24, 2020 (the “Prior Credit Agreement”), to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026 (the Revolving Credit Facility). Among other changes from the Prior Credit Agreement, the Credit Agreement increased the Company’s maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted London interbank offered rate (LIBOR) rate to 0.00%. On August 2, 2022, the Company entered into Amendment No. 1 to the Credit Agreement (as so amended, the Amended Credit Agreement) to replace LIBOR as a reference rate for borrowings with the term secured overnight financing rate (Term SOFR), and to provide for a fixed adjustment of 10 basis points added to Term SOFR (Term Benchmark) for all Term SOFR borrowings, subject to a 0.00% floor. The Company elected the optional expedient under Accounting Standards Update (“ASC”) No. 2020-04, Reference Rate Reform (Topic 848), in connection with amending its credit agreement to replace the reference rate from LIBOR to Term Benchmark to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP.

The Revolving Credit Facility also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2022, the Company had drawn down $150.0 million on this line of credit and had $12.1 million in letters of credit outstanding, which resulted in $637.9 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2022 was 5.35%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 16 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2022 was 3.23%. In addition to paying interest under the Amended Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. The Company may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of December 31, 2022, the Company was compliance with all covenants related to the Amended Credit Agreement.

The Amended Credit Agreement impose various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $12.1 million as of December 31, 2022 and $14.0 million as of December 31, 2021. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

(12) Earnings per Share and Stock Repurchase Program

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holder. As of December 31, 2022, the

Company had reserved a total of 1,998,439 shares of Class A common stock for issuance under its stock-based compensation plans and 5,958,290 shares for conversion of Class B common stock to Class A common stock.

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share assumes the conversion of all dilutive securities.

Net income and the number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Year Ended December 31,
	2022			2021			2020
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(Amounts in millions, except per share information)
Basic EPS	$251.5	33.5	$7.51	$165.7	33.8	$4.90	$114.3	33.9	$3.37
Dilutive securities, principally common stock options	—	0.1	(0.03)	—	0.1	(0.02)	—	0.1	(0.01)
Diluted EPS	$251.5	33.6	$7.48	$165.7	33.9	$4.88	$114.3	34.0	$3.36

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company enters into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of December 31, 2022, there was approximately $28.0 million remaining authorized for share repurchases under the $150 million program.

For the years ended December 31, 2022 2021 and 2020, the Company repurchased 493,733 shares for $69.4 million, 109,998 shares for $16.0 million and 331,531 shares for $28.9 million, respectively.

(13) Stock-Based Compensation

As of December 31, 2022, the Company maintains one stock incentive plan, the Third Amended and Restated 2004 Stock Incentive Plan (the 2004 Stock Incentive Plan). At December 31, 2022, 955,686 shares of Class A common stock were authorized for future grants of new equity awards under this plan. The Company currently grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. The Company also previously granted shares of restricted stock to key employees. Stock awards to non-employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred stock awards typically vest over a three-year period at the rate of one-third per year. The restricted stock awards are outstanding upon grant whereas the deferred stock awards are outstanding upon vesting. The restricted stock awards and deferred stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted performance stock units in 2022, 2021 and 2020. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (ROIC) for the third year of the performance period.

Beginning in 2019, the Company included “retirement vesting” provisions in the agreements for its deferred stock awards and performance stock units. These provisions provide that an employee who retires from the Company after attaining age 55 and 10 years of service and who meets certain other requirements, including non-competition and non-solicitation requirements, would be allowed to continue to vest in his or her deferred stock awards for the duration of the vesting periods and would be entitled to receive a pro rata portion of his or her performance stock units based on the period of service elapsed during the performance period. Beginning in 2022, a provision was added that requires the employee remain employed through the last working day of the grant year in addition to the other provisions.

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

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2022, 705,188 shares of Class A common stock were authorized for future grants under the Company’s Management Stock Purchase Plan.

2004 Stock Incentive Plan

The following is a summary of unvested restricted stock and deferred stock awards activity and related information:

	Year Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	138	$97.43	166	$77.97	196	$76.56
Granted	64	143.86	61	128.32	92	75.77
Vested	(78)	94.33	(84)	81.70	(100)	74.84
Cancelled/Forfeitures	(3)	120.31	(5)	93.98	(22)	75.73
Unvested at end of year	121	$121.39	138	$97.43	166	$77.97

The total fair value of shares vested during 2022, 2021 and 2020 was $11.1 million, $10.5 million and $8.1 million, respectively. At December 31, 2022, total unrecognized compensation cost related to unvested restricted stock and deferred stock awards was approximately $7.5 million with a total weighted average remaining term of 1.22 years. For 2022, 2021 and 2020, the Company recognized compensation costs of $7.7 million, $7.6 million and $7.7 million, respectively.

The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $17.6 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $146.23 as of December 31, 2022.

The following is a summary of unvested performance stock award activity and related information:

	Year Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	178	$88.32	208	$78.06	238	$73.84
Granted	108	102.98	61	113.37	94	70.65
Vested	(136)	78.82	(85)	81.50	(97)	60.45
Cancelled/Forfeitures	(4)	110.43	(6)	83.53	(27)	78.59
Unvested at end of year	146	$107.29	178	$88.32	208	$78.06

The granted and vested shares activity include any adjustments required based on performance goal attainment on vesting. The total fair value of shares vested during 2022, 2021 and 2020 was $20.4 million, $10.8 million and $10.0 million, respectively. At December 31, 2022, total unrecognized compensation cost related to unvested performance stock awards was approximately $9.8 million with a total weighted average remaining term of 1.47 years. For 2022, 2021 and 2020, the Company recognized compensation costs of $9.8 million, $14.6 million and $4.3 million, respectively.

The aggregate intrinsic value of performance shares granted and outstanding approximated $21.3 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $146.23 as of December 31, 2022.

The following is a summary of stock option activity and related information:

	Year Ended December 31,
	2022			2021			2020
		Weighted	Weighted		Weighted	Weighted		Weighted
		Average	Average		Average	Average		Average
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise
	Options	Price	Value	Options	Price	Value	Options	Price

	(Options in thousands)
Outstanding at beginning of year	4	$52.92		5	$52.40		10	$53.65
Cancelled/Forfeitures	—	—		—	—		—	—
Exercised	(3)	51.36		(1)	51.04		(5)	55.03
Outstanding at end of year	1	$57.47	$88.76	4	$52.92	$141.25	5	$52.40
Exercisable at end of year	1	$57.47	$88.76	4	$52.92	$141.25	5	$52.40

For 2022, 2021 and 2020, the Company did not recognize any compensation costs for options. As of December 31, 2022, there was no unrecognized compensation cost related to unvested options. As of December 31, 2022, the aggregate intrinsic value of exercisable options was approximately $0.1 million, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $146.23 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2022, 2021 and 2020 was approximately $0.3 million, $0.2 million and $0.3 million, respectively.

The following table summarizes information about options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

(Options in thousands)
$57.47–$57.47	1	0.86	$57.47	1	$57.47

Management Stock Purchase Plan

Total unrecognized compensation cost related to unvested RSUs was approximately $1.4 million at December 31, 2022 with a total weighted average remaining term of 1.58 years. The Company recognized compensation cost of $0.9 million for 2022, $0.7 million for 2021, and $0.7 million in 2020. Dividends declared for RSUs that are paid to individuals but remain unpaid and accrued at December 31, 2022 totaled approximately $0.1 million.

A summary of the Company’s RSU activity and related information is shown in the following table:

	Year Ended December 31,
	2022			2021		2020
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Purchase	Intrinsic		Purchase		Purchase
	RSUs	Price	Value	RSUs	Price	RSUs	Price

	(RSUs in thousands)
Outstanding at beginning of year	85	$75.34		95	$64.54	110	$57.91
Granted	29	115.14		25	97.98	28	69.76
Settled	(35)	64.15		(34)	61.38	(40)	49.76
Cancelled/Forfeitures	(2)	92.09		(1)	77.03	(3)	65.69
Outstanding at end of year	77	$94.78	$51.45	85	$75.34	95	$64.54
Vested at end of year	24	$77.69	$68.54	31	$65.29	32	$61.89

As of December 31, 2022, the aggregate intrinsic values of outstanding and vested RSUs were approximately $4.0 million and $1.6 million, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $146.23 as of December 31, 2022, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2022, 2021 and 2020 was approximately $2.7 million, $2.1 million and $2.3 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2022:

	RSUs Outstanding		RSUs Vested
		Weighted Average		Weighted Average
	Number	Purchase	Number	Purchase
Range of Purchase Prices	Outstanding	Price	Vested	Price

	(RSUs in thousands)
$49.92-$63.77	1	$63.77	1	$63.77
$69.76-$97.28	47	83.19	23	78.30
$97.29-$115.14	29	115.14	—	—
	77	$94.78	24	$77.69

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

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $47.26, $37.49 and $22.36 during 2022, 2021 and 2020, respectively.

At December 31, 2022, the Company had total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $18.7 million and a total weighted average remaining term of 1.38 years. For 2022, 2021 and 2020, the Company recognized compensation costs related to stock-based programs of $18.4 million, $22.9 million, and $12.7 million, respectively. For 2022, 2021 and 2020, stock compensation expense of $1.3 million, $1.4 million and $0.9 million, respectively, was recorded in cost of goods sold and $17.1 million, $21.5 million and $11.8 million, respectively, was recorded in selling, general and administrative expenses. For 2022, 2021 and 2020, the Company recorded $2.8 million, $3.7 million and $2.1 million, respectively, of tax benefit for its other stock-based plans. For 2022, 2021 and 2020, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.43, $0.53 and $0.30, respectively.

(14) Employee Benefit Plans

The Company’s domestic employees are eligible to participate in the Company’s 401(k) savings plan. Since January 1, 2012, the Company has provided a base contribution of 2% of an employee’s salary, regardless of whether the employee participates in the plan. Further, the Company matches the contribution of up to 100% of the first 4% of an employee’s contribution. The Company’s match contributions for the years ended December 31, 2022, 2021 and 2020, were $7.6 million, $6.6 million and $6.7 million, respectively. Charges for Europe pension plans approximated $4.3 million, $4.6 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

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

As of December 31, 2022, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $3.4 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period, depending in part upon the operating results of such period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

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

Asbestos Litigation

The Company is defending approximately 550 lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at December 31, 2022 and December 31, 2021:

	Fair Value Measurement at December 31, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$1.9	$1.9	$—	$—
Interest rate swap(2)	$9.3	$—	$9.3	$—
Designated foreign currency hedges(4)	$0.2	$—	$0.2	$—
Total assets	$11.4	$1.9	$9.5	$—
Liabilities
Plan liability for deferred compensation(3)	$1.9	$1.9	$—	$—
Contingent consideration(6)	$2.5	$—	$—	$2.5
Total liabilities	$4.4	$1.9	$—	$2.5

	Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swap(1)	$1.4	$—	$1.4	$—
Total assets	$4.0	$2.6	$1.4	$—
Liabilities
Interest rate swap(5)	$0.6	$—	$0.6	$—
Plan liability for deferred compensation(3)	$2.6	$2.6	$—	$—
Contingent consideration(6)	$6.3	$—	$—	$6.3
Total liabilities	$9.5	$2.6	$0.6	$6.3
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	As of December 31, 2022, $3.5 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $5.8 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)	Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(5)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(6)	As of December 31, 2022, contingent consideration of $2.5 million related to an immaterial acquisition was classified in other noncurrent liabilities on the Company’s consolidated balance sheet. As of December 31, 2021, contingent consideration of $6.3 million related to two immaterial acquisitions, of which $3.8 million was classified in accrued expenses and other liabilities and $2.5 million was classified in other noncurrent liabilities on the Company’s consolidated balance sheet.

In connection with the immaterial acquisition of Australian Valve Group Pty Ltd (AVG), completed during the third quarter of 2020, and Sentinel Hydrosolutions, LLC (Sentinel), completed during the fourth quarter of 2021, contingent liabilities of $2.8 million and $2.5 million, respectively, were recognized as the estimates of the acquisition date fair values of the contingent consideration. During the third quarter of 2022 and second quarter of 2021, the AVG contingent liability was reduced by $0.7 million and increased by $0.8 million, respectively, due to adjusted probability of achieving lower or higher performance metrics, and foreign exchange translations. The AVG contingent liability was settled in the fourth quarter of 2022 for $2.5 million. These liabilities were classified as Level 3 under the fair value hierarchy as they were based on the probability of achievement of future performance metrics as of the respective dates of acquisition, which were not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration.

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

Interest Rate Swaps

On March 30, 2021, the Company entered into the Credit Agreement which extended the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. On August 2, 2022, the Company entered into Amendment No. 1 to the Credit Agreement to replace the LIBOR as a reference rate for borrowings with Term SOFR and to provide for a fixed adjustment of 10 basis points added to Term SOFR for all Term SOFR borrowings, subject to a 0.00% floor. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum as further detailed in Note 11.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the years ended December 31, 2022 and 2021, a net gain of $6.3 million and $0.7 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of December 31, 2022, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of December 31, 2022 for the Canadian dollar to U.S. dollar contracts and the U.S. dollar to the Chinese yuan were $8.8 million and $0.9 million, respectively. The fair value of the Company’s designated foreign hedge contracts outstanding as of December 31, 2022 was an asset of $0.2 million. As of December 31, 2022, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a gain of $0.2 million.

(17) Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker.

Each segment earns revenue and income almost exclusively from the sale of the Company’s products. The Company sells its products into various end markets around the world with sales by region based upon location of the entity recording the sale. See Note 4 for further detail on sales by region of the product categories. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Year Ended December 31,

	2022	2021	2020

	(in millions)
Net sales
Americas	$1,390.0	$1,207.2	$1,025.7
Europe	499.1	517.4	424.9
APMEA	90.4	84.6	58.0
Consolidated net sales	$1,979.5	$1,809.2	$1,508.6
Operating income (loss)
Americas	$283.9	$211.0	$166.3
Europe	66.7	63.6	50.2
APMEA	14.0	14.4	3.5
Subtotal reportable segments	364.6	289.0	220.0
Corporate(*)	(49.6)	(49.4)	(38.9)
Consolidated operating income	315.0	239.6	181.1
Interest income	(0.6)	—	(0.2)
Interest expense	7.0	6.3	13.3
Other (income) expense, net	1.0	(0.8)	1.0
Income before income taxes	$307.6	$234.1	$167.0
Capital expenditures
Americas	$16.2	$17.6	$31.2
Europe	11.2	8.5	11.4
APMEA	0.7	0.6	1.2
Consolidated capital expenditures	$28.1	$26.7	$43.8
Depreciation and amortization
Americas	$27.4	$29.8	$29.7
Europe	10.3	12.6	14.3
APMEA	2.0	2.7	2.5
Consolidated depreciation and amortization	$39.7	$45.1	$46.5
Identifiable assets (at end of period)
Americas	$1,222.8	$1,133.5	$1,075.1
Europe	583.5	584.8	537.2
APMEA	124.6	137.3	125.9
Consolidated identifiable assets	$1,930.9	$1,855.6	$1,738.2
Property, plant and equipment, net (at end of period)
Americas	$124.1	$121.3	$122.9
Europe	68.4	74.5	83.8
APMEA	4.3	4.9	5.6
Consolidated property, plant and equipment, net	$196.8	$200.7	$212.3

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	December 31,
	2022	2021	2020

	(in millions)
U.S. net sales	$1,301.2	$1,123.9	$956.5
U.S. property, plant and equipment, net (at end of year)	$119.0	$116.2	$118.9

The following includes intersegment sales for Americas, Europe and APMEA:

	December 31,

	2022	2021	2020

	(in millions)
Intersegment Sales
Americas	$11.1	$9.3	$8.7
Europe	24.7	29.1	18.9
APMEA	71.4	120.5	71.4
Intersegment sales	$107.2	$158.9	$99.0

(18) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2020	$(99.9)	$(0.1)	$(100.0)
Change in period	(28.0)	0.7	(27.3)
Balance December 31, 2021	$(127.9)	$0.6	$(127.3)
Change in period	(29.1)	6.5	(22.6)
Balance December 31, 2022	$(157.0)	$7.1	$(149.9)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 16 for further details.

(19) Subsequent Events

On February 6, 2023, the Company declared a quarterly dividend of thirty cents ($0.30) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2023 to stockholders of record on March 1, 2023.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At	Additions	Foreign		Balance At
	Beginning of	Charged To	Exchange/Acquisitions		End of
	Period	Expense	Impact	Deductions	Period
Year Ended December 31, 2020
Accounts Receivable Reserve Allowances	$14.3	$1.1	0.9	(5.2)	$11.1
Reserve for excess and obsolete inventories	$25.0	$13.3	1.4	(6.3)	$33.4
Year Ended December 31, 2021
Accounts Receivable Reserve Allowances	$11.1	$3.4	(0.2)	(4.0)	$10.3
Reserve for excess and obsolete inventories	$33.4	$8.7	(0.9)	(8.2)	$33.0
Year Ended December 31, 2022
Accounts Receivable Reserve Allowances	$10.3	$5.2	(0.3)	(4.5)	$10.7
Reserve for excess and obsolete inventories	$33.0	$17.5	(0.9)	(10.1)	$39.5

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001- 11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2021 (File No. 001-11499).
4†	Description of the Registrant’s Class A Common Stock.
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
10.11*

Watts Water Technologies, Inc. Management Stock Purchase Plan Amended and Restated as of November 1, 2021. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-11499).

10.12*	Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2022 (File No. 001-11499).
10.13*

Form of Restricted Stock Award Agreement for Employees under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-11499).

10.14*

Form of Deferred Stock Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2022 (File No. 001-11499).

Exhibit No.		Description
10.15*

Form of 2020 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 001-11499)

10.16*

Form of 2021 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 001-11499)

10.17*

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

10.20

Second Amended and Restated Guaranty, dated as of March 30, 2021, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2021 (File No. 001-11499).

10.21

Amendment No. 1, dated August 2, 2022, to Second Amended and Restated Credit Agreement, dated March 30, 2021, by and among the Registrant, the Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America N.A., Keybank National Association, Wells Fargo Bank, National Association, and T.D. Bank, N.A., as Co-Syndication Agents, and PNC Bank, National Association, U.S. Bank National Association, HSBC Bank USA, National Association and HSBC Bank Canada, as Co-Documentation Agents. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022 (File No. 001-11499).

10.22

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

†Filed herewith.

††Furnished herewith.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020, (iii) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and President

DATED: February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR.	Chief Executive Officer, President, Chairperson of the Board and Director	February 21, 2023
Robert J. Pagano, Jr.	(Principal Executive Officer)

/s/ SHASHANK PATEL	Chief Financial Officer	February 21, 2023
Shashank Patel	(Principal Financial Officer)

/s/ VIRGINIA A. HALLORAN	Chief Accounting Officer	February 21, 2023
Virginia A. Halloran	(Principal Accounting Officer)

/s/ CHRISTOPHER L. CONWAY	Director	February 14, 2023
Christopher L. Conway

/s/ MICHAEL J. DUBOSE	Director	February 14, 2023
Michael J. Dubose

/s/ DAVID A. DUNBAR	Director	February 13, 2023
David A. Dunbar

/s/ LOUISE K. GOESER	Director	February 13, 2023
Louise K. Goeser

/s/ W. CRAIG KISSEL	Lead Independent Director	February 13, 2023
W. Craig Kissel

/s/ JOSEPH T. NOONAN	Director	February 13, 2023
Joseph T. Noonan

/s/ MERILEE RAINES	Director	February 13, 2023
Merilee Raines

/s/ JOSEPH W. REITMEIER	Director	February 16, 2023
Joseph W. Reitmeier