Form 10-Q
period 2023-03-26
WATTS WATER TECHNOLOGIES INC
filed 2023-05-04
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2023
Class A Common Stock, $0.10 par value	27,407,791

Class B Common Stock, $0.10 par value	5,958,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	March 26,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311.8	$310.8
Trade accounts receivable, less reserve allowances of $11.7 million at March 26, 2023 and $10.7 million at December 31, 2022	269.8	233.8
Raw materials	151.6	138.0
Work in process	24.4	21.0
Finished goods	225.2	216.6
Total Inventories	401.2	375.6
Prepaid expenses and other current assets	31.0	30.4
Total Current Assets	1,013.8	950.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	603.2	595.6
Accumulated depreciation	(407.3)	(398.8)
Property, plant and equipment, net	195.9	196.8
OTHER ASSETS:
Goodwill	593.6	592.4
Intangible assets, net	110.8	113.7
Deferred income taxes	18.1	17.8
Other, net	57.8	59.6
TOTAL ASSETS	$1,990.0	$1,930.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$151.3	$134.3
Accrued expenses and other liabilities	183.0	174.6
Accrued compensation and benefits	61.9	69.8
Total Current Liabilities	396.2	378.7
LONG-TERM DEBT	147.8	147.6
DEFERRED INCOME TAXES	25.7	26.2
OTHER NONCURRENT LIABILITIES	74.5	77.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,414,400 shares at March 26, 2023 and 27,314,679 shares at December 31, 2022	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,958,290 shares at March 26, 2023 and at December 31, 2022	0.6	0.6
Additional paid-in capital	658.1	651.9
Retained earnings	831.6	795.3
Accumulated other comprehensive loss	(147.2)	(149.9)
Total Stockholders’ Equity	1,345.8	1,300.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,990.0	$1,930.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	First Quarter Ended
	March 26,	March 27,
	2023	2022
Net sales	$471.7	$463.2
Cost of goods sold	253.6	264.6
GROSS PROFIT	218.1	198.6
Selling, general and administrative expenses	133.7	126.1
Restructuring	(0.3)	1.0
OPERATING INCOME	84.7	71.5
Other (income) expense:
Interest income	(0.4)	(0.1)
Interest expense	1.5	1.4
Other expense, net	0.1	0.3
Total other expense	1.2	1.6
INCOME BEFORE INCOME TAXES	83.5	69.9
Provision for income taxes	18.8	15.4
NET INCOME	$64.7	$54.5
Basic EPS
NET INCOME PER SHARE	$1.94	$1.62
Weighted average number of shares	33.4	33.7
Diluted EPS
NET INCOME PER SHARE	$1.93	$1.61
Weighted average number of shares	33.5	33.8
Dividends declared per share	$0.30	$0.26

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 26,	March 27,
	2023	2022
Net income	$64.7	$54.5
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	4.4	(9.4)
Cash flow hedges	(1.7)	3.5
Other comprehensive income (loss)	2.7	(5.9)
Comprehensive income	$67.4	$48.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the first quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
March 26, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	$1,300.6
Net income	—	—	—	—	—	64.7	—	64.7
Other comprehensive income	—	—	—	—	—	—	2.7	2.7
Comprehensive income								67.4
Shares of Class A common stock issued upon the exercise of stock options	547	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	4.0	—	—	4.0
Stock repurchase	(22,473)	—	—	—	—	(3.7)	—	(3.7)
Net change in restricted and performance stock units	121,647	—	—	—	2.1	(14.6)	—	(12.5)
Common stock dividends	—	—	—	—	—	(10.1)	—	(10.1)
Balance at March 26, 2023	27,414,400	$2.7	5,958,290	$0.6	$658.1	$831.6	$(147.2)	$1,345.8

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the first quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
March 27, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	$1,173.2
Net income	—	—	—	—	—	54.5	—	54.5
Other comprehensive loss	—	—	—	—	—	—	(5.9)	(5.9)
Comprehensive income								48.6
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3.3	—	—	3.3
Stock repurchase	(293,390)	(0.1)	—	—	—	(42.9)	—	(43.0)
Net change in restricted and performance stock units	143,666	—	—	—	2.0	(12.6)	—	(10.6)
Common stock dividends	—	—	—	—	—	(9.0)	—	(9.0)
Balance at March 27, 2022	27,437,126	$2.7	6,024,290	$0.6	$636.5	$655.9	$(133.2)	$1,162.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	First Quarter Ended
	March 26,	March 27,
	2023	2022
OPERATING ACTIVITIES
Net income	$64.7	$54.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7.0	7.2
Amortization of intangibles	3.0	3.1
Loss on disposal and impairment of long-lived asset	0.2	1.3
Stock-based compensation	4.0	3.3
Deferred income tax	(0.7)	5.8
Changes in operating assets and liabilities:
Accounts receivable	(34.8)	(43.2)
Inventories	(23.9)	(34.7)
Prepaid expenses and other assets	(1.9)	—
Accounts payable, accrued expenses and other liabilities	15.8	0.7
Net cash provided by (used in) operating activities	33.4	(2.0)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5.1)	(5.6)
Net cash used in investing activities	(5.1)	(5.6)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	30.0	60.0
Payments of long-term debt	(30.0)	—
Payments for withholding taxes on vested awards	(14.6)	(12.6)
Payments for finance leases and other	(0.7)	(0.2)
Proceeds from share transactions under employee stock plans	0.1	—
Payments to repurchase common stock	(3.7)	(42.9)
Dividends	(10.1)	(9.0)
Net cash used in financing activities	(29.0)	(4.7)
Effect of exchange rate changes on cash and cash equivalents	1.7	(2.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.0	(15.2)
Cash and cash equivalents at beginning of year	310.8	242.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$311.8	$226.8

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of stock under management stock purchase plan	$0.4	$0.3
CASH PAID FOR:
Interest	$1.2	$0.7
Income taxes	$7.7	$6.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of March 26, 2023, the Consolidated Statements of Operations for the First Quarters ended March 26, 2023 and March 27, 2022, the Consolidated Statements of Comprehensive Income for the First Quarters ended March 26, 2023 and March 27, 2022, the Consolidated Statements of Stockholders’ Equity for the First Quarters ended March 26, 2023 and March 27, 2022, and the Consolidated Statements of Cash Flows for the First Quarters ended March 26, 2023 and March 27, 2022.

The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. The accounting policies followed by the Company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The financial statements included in this report should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the first quarter ended March 26, 2023, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $16.6 million and $17.7 million for the first quarters of 2023 and 2022, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $16.1 million and $11.9 million for the first quarters of 2023 and 2022, respectively.

3. Revenue Recognition

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”). Each of these segments sells similar products, which consist of the following principal product lines:

●	Residential & commercial flow control and protection products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection and protection products. Many of our flow control and protection products are now smart and connected, warning of leaks and floods with alerts to Building Management Systems (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.
●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.
●	Water quality products—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the first quarter ended March 26, 2023
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$188.8	$81.1	$18.5	$288.4
OEM	23.1	46.5	1.7	71.3
Specialty	90.5	—	—	90.5
DIY	20.8	0.7	—	21.5
Total	$323.2	$128.3	$20.2	$471.7

	For the first quarter ended March 26, 2023
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$194.5	$45.5	$15.9	$255.9
HVAC and Gas Products	78.2	62.3	3.4	143.9
Drainage and Water Re-use Products	22.8	19.6	0.7	43.1
Water Quality Products	27.7	0.9	0.2	28.8
Total	$323.2	$128.3	$20.2	$471.7

	For the first quarter ended March 27, 2022
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$174.8	$84.0	$18.0	$276.8
OEM	25.6	45.4	1.4	72.4
Specialty	93.8	—	—	93.8
DIY	19.7	0.5	—	20.2
Total	$313.9	$129.9	$19.4	$463.2

	For the first quarter ended March 27, 2022
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$178.1	$46.1	$15.8	$240.0
HVAC and Gas Products	84.3	60.0	2.5	146.8
Drainage and Water Re-use Products	22.8	22.8	0.8	46.4
Water Quality Products	28.7	1.0	0.3	30.0
Total	$313.9	$129.9	$19.4	$463.2

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

The Company generally provides an assurance warranty that its products will substantially conform to their published specifications. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. The Company does not consider activities related to such warranty, if any, to be a separate performance obligation. For certain of its products, the Company will separately sell extended warranty and service policies to its customers. The Company considers the sale of these policies as separate performance obligations. These policies typically are for periods ranging from one to three years. Payments received are deferred and recognized over the policy period. For all periods presented, the revenue recognized and the revenue deferred under these policies are not material to the consolidated financial statements.

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2023 -
	January 1,	the	March 26,	January 1,	Loss During	March 26,	March 26,	March 26,
	2023	Period	2023	2023	the Period	2023	2023	2023

	(in millions)
Americas	$490.3	$—	$490.3	$(24.5)	$—	$(24.5)	$(0.1)	$465.7
Europe	236.7	—	236.7	(129.7)	—	(129.7)	1.5	108.5
APMEA	32.5	—	32.5	(12.9)	—	(12.9)	(0.2)	19.4
Total	$759.5	$—	$759.5	$(167.1)	$—	$(167.1)	$1.2	$593.6

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that they might be impaired, such as from a change in business conditions. The Company performs its annual goodwill and indefinite-lived intangible assets impairment assessment in the fourth quarter of each year. At the most recent annual impairment test which occurred in the fourth quarter of 2022, the Company performed qualitative fair value assessments, including an evaluation of certain key assumptions for all seven of its reporting units. The Company concluded that the fair value of all seven reporting units exceeded their carrying values at that time.

Intangible assets include the following:

	March 26, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	175.1	(120.4)	54.7	175.1	(118.6)	56.5
Technology	53.2	(41.4)	11.8	53.2	(40.5)	12.7
Trade names	19.8	(11.1)	8.7	19.8	(10.8)	9.0
Other	1.1	(0.7)	0.4	1.1	(0.6)	0.5
Total amortizable intangibles	254.2	(178.6)	75.6	254.2	(175.5)	78.7
Indefinite-lived intangible assets	35.2	—	35.2	35.0	—	35.0
	$289.4	$(178.6)	$110.8	$289.2	$(175.5)	$113.7

Aggregate amortization expense for amortized intangible assets for the first quarters ended March 26, 2023 and March 27, 2022 was $3.0 million and $3.1 million, respectively.

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

A summary of the pre-tax cost by restructuring program is as follows:

	First Quarter Ended
	March 26,	March 27,
	2023	2022

	(in millions)
Restructuring costs:
2021 France Actions	$—	$1.0
Other Actions	(0.3)	—
Total restructuring charges	$(0.3)	$1.0

The Company recorded pre-tax restructuring costs in its business segments as follows:

	First Quarter Ended
	March 26,	March 27,
	2023	2022

	(in millions)
Americas	$0.1	$0.1
Europe	(0.4)	1.0
APMEA	—	(0.1)
Total	$(0.3)	$1.0

2021 France Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. As of December 31, 2022, the Company had incurred all pre-tax restructuring charges related to the program, resulting in total program charges of $24.8 million. Total net after-tax charges for this restructuring program were approximately $18.4 million. Annual cash savings, net of tax, approximated $3.0 million, and were fully realize by 2023.

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the period ended March 26, 2023 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2022	$1.9	$—	$—	$—	$1.9
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.6)	—	—	—	(0.6)
Balance at March 26, 2023	$1.3	$—	$—	$—	$1.3

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the period ended March 26, 2023, were immaterial adjustments to reduce the previously estimated restructuring charges recognized for the cost saving actions in Europe and related to severance and other costs; and $0.1 million of facility exit charges were recognized associated with the decommissioning of machinery at one of the Company’s facilities in the Americas.

6. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the First Quarter Ended March 26, 2023			For the First Quarter Ended March 27, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$64.7	33.4	$1.94	$54.5	33.7	$1.62
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1	(0.01)
Diluted EPS:
Net income	$64.7	33.5	$1.93	$54.5	33.8	$1.61

There were no options to purchase Class A common stock outstanding during the first quarters ended March 26, 2023 or March 27, 2022 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company has entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of March 26, 2023, there was $24.3 million remaining authorized for share repurchases under the $150 million program.

For the first quarters ended March 26, 2023 and March 27, 2022, the Company repurchased 22,473 shares for $3.7 million and 293,390 shares for $42.9 million, respectively.

7. Stock-Based Compensation

The Company granted 41,096 and 45,121 units of deferred stock awards during the first quarters of 2023 and 2022, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 35,948 and 40,014 performance stock units during the first quarters of 2023 and 2022, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 26,645 and 28,711 restricted stock units (“RSUs”) during the first quarters of 2023 and 2022, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee.

The fair value of the discount of each purchased RSU is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

	2023	2022
Expected life (years)	3.0	3.0
Expected stock price volatility	33.7%	33.7%
Expected dividend yield	0.80%	0.80%
Risk-free interest rate	4.1%	2.0%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the RSUs. The expected life (estimated period of time outstanding) of RSUs and volatility were calculated using historical data. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield.

The above assumptions were used to determine the weighted average grant-date fair value of the discount on RSUs granted in 2023 and 2022 of $57.50 and $47.26, respectively.

A more detailed description of each of these plans can be found in Note 13 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

8. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of the Company’s products. The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. See Note 3 for further detail on the product lines sold into by region. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 above and in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	First Quarter Ended
	March 26,	March 27,
	2023	2022

	(in millions)
Net sales
Americas	$323.2	$313.9
Europe	128.3	129.9
APMEA	20.2	19.4
Consolidated net sales	$471.7	$463.2
Operating income (loss)
Americas	$72.5	$57.9
Europe	19.2	21.1
APMEA	4.0	3.0
Subtotal reportable segments	95.7	82.0
Corporate(*)	(11.0)	(10.5)
Consolidated operating income	84.7	71.5
Interest income	(0.4)	(0.1)
Interest expense	1.5	1.4
Other (income) expense, net	0.1	0.3
Income before income taxes	$83.5	$69.9
Capital expenditures
Americas	$3.2	$3.5
Europe	1.8	2.1
APMEA	0.1	—
Consolidated capital expenditures	$5.1	$5.6
Depreciation and amortization
Americas	$7.1	$7.0
Europe	2.4	2.7
APMEA	0.5	0.6
Consolidated depreciation and amortization	$10.0	$10.3
Identifiable assets (at end of period)
Americas	$1,257.2	$1,174.5
Europe	592.0	581.8
APMEA	140.8	147.0
Consolidated identifiable assets	$1,990.0	$1,903.3
Property, plant and equipment, net (at end of period)
Americas	$122.7	$120.5
Europe	69.0	71.4
APMEA	4.2	4.7
Consolidated property, plant and equipment, net	$195.9	$196.6

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The above operating segments are presented on a basis consistent with the presentation included in the Company’s December 31, 2022 consolidated financial statements included in its Annual Report on Form 10-K.

The property, plant and equipment in the U.S. of the Company’s Americas segment was $118.3 million and $115.5 million as of March 26, 2023 and March 27, 2022, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	First Quarter Ended
	March 26,	March 27,
	2023	2022

	(in millions)
U.S. net sales	$304.3	$294.2

The following includes intersegment sales for Americas, Europe and APMEA:

	First Quarter Ended
	March 26,	March 27,
	2023	2022

	(in millions)
Intersegment Sales
Americas	$2.0	$3.0
Europe	5.6	7.1
APMEA	22.1	23.5
Intersegment sales	$29.7	$33.6

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2022	$(157.0)	$7.1	$(149.9)
Change in period	4.4	(1.7)	2.7
Balance March 26, 2023	$(152.6)	$5.4	$(147.2)

Balance December 31, 2021	$(127.9)	$0.6	$(127.3)
Change in period	(9.4)	3.5	(5.9)
Balance March 27, 2022	$(137.3)	$4.1	$(133.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 11 for further details.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of March 26, 2023, the Company had drawn down $150.0 million on this line of credit and had $12.4 million in letters of credit outstanding, which resulted in $637.6 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of March 26, 2023 was 5.88%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of March 26, 2023 was 3.40%. As of March 26, 2023, the Company was in compliance with all covenants related to the Amended Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $12.4 million as of March 26, 2023. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

11. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s variable rate debt under the Revolving Credit Facility approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of March 26, 2023 and December 31, 2022:

	Fair Value Measurement at March 26, 2023 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.0	$2.0	$—	$—
Interest rate swap(2)	$7.2	$—	$7.2	$—
Designated foreign currency hedges(4)	$0.1	$—	$0.1	$—
Total assets	$9.3	$2.0	$7.3	$—
Liabilities
Plan liability for deferred compensation(3)	$2.0	$2.0	$—	$—
Contingent consideration(5)	$2.5	$—	$—	$2.5
Total liabilities	$4.5	$2.0	$—	$2.5

	Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$1.9	$1.9	$—	$—
Interest rate swap(2)	$9.3	$—	$9.3	$—
Designated foreign currency hedges(4)	$0.2	$—	$0.2	$
Total assets	$11.4	$1.9	$9.5	$—
Liabilities
Plan liability for deferred compensation(3)	$1.9	$1.9	$—	$—
Contingent consideration(5)	$2.5	$—	$—	$2.5
Total liabilities	$4.4	$1.9	$—	$2.5
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)

As of March 26, 2023, $3.1 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $4.1 million classified in other assets (other, net). As of December 31, 2022, $3.5 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $5.8 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(5)As of March 26, 2023 and December 31, 2022, contingent consideration of $2.5 million related to an immaterial acquisition. The March 26, 2023 liability was classified in accrued expenses and other liabilities and December 31, 2022 liability was classified in other noncurrent liabilities on the Company’s consolidated balance sheet.

In connection with the immaterial acquisition of Sentinel Hydrosolutions, LLC (“Sentinel”), completed during the fourth quarter of 2021, contingent liability of $2.5 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics as of the date of acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of approximately $4.5 million.

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

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1 floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the first quarter ended March 26, 2023, a net loss of $1.5 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of March 26, 2023, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of March 26, 2023 for the Canadian dollar to U.S. dollar contracts was $11.0 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of March 26, 2023 was an asset of $0.1 million. As of March 26, 2023, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a gain of $0.1 million.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at March 26, 2023 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 26, 2023, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $3.6 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation (“RI”) report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA, respectively, have now issued comments on the draft FS. There is not yet a date for submission of a revised draft responding to those comments. Comments and final approval from the EPA are required to complete the FS process. Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because:  (i) the FS process for the first portion of the Site has not been completed, and the RI/FS process for the remainder of the Site has not yet been initiated, to determine what remediation plans will be implemented and the costs of such plans; (ii) the total amount of material sent to the Site, and the total number of potentially responsible parties who may or may not agree to fund or perform any remediation, have not been determined; (iii) the share contribution for potentially responsible parties to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA and IEPA is uncertain.

13. Subsequent Events

On May 2, 2023, the Company declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2023 to stockholders of record on June 1, 2023.

On March 31, 2023, the Company completed the acquisition of the primary business assets of Enware Australia Pty Ltd (“Enware”) in an all-cash transaction. Enware is based near Sydney, Australia, and has been a leading supplier for specialty plumbing and safety equipment used in the Australian institutional and commercial end markets since 1937. The acquisition of Enware aligns with the Company’s strategy to expand geographically into countries with mature and enforced plumbing codes. Enware will enhance the Company’s product offering and channel access into the Australian marketplace. The acquisition of Enware was deemed not to be material.

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

We are a leading supplier of products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and APMEA. For nearly 150 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

●

Residential & commercial flow control and protection products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection and protection products. Many of our flow control and protection products are now smart and connected, warning of leaks and floods with alerts to Building Management Systems (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

●

HVAC & gas products—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC is an acronym for heating, ventilation and air conditioning.

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

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. We have completed 12 acquisitions since 2013. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings.

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

Over the past several years we have been building our smart and connected foundation by expanding our internal capabilities and making strategic acquisitions. Our strategy is to deliver superior customer value through smart and connected enabled products and solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We are focused on introducing products that connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

The economic conditions and remaining outlook for 2023 continue to be uncertain. Forecasted global GDP growth in 2023 is lower than 2022, but still forecasted to be positive and has recently been revised slightly upwards. Non-residential new construction indicators are mixed and may be more resilient, at least through the first half of 2023. High interest rates and inflation have slowed new residential construction and the recent banking crisis may impact credit market conditions resulting in tighter lending which may impact new construction starts. We continue to experience inflation across our cost of materials, labor, and overhead. Despite these anticipated challenges and uncertainties, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the first quarter ended March 26, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact of supply chain and logistics disruption risks to the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Overview

First quarter 2023 sales increased 1.8%, or $8.5 million, on a reported basis and 3.9%, or $17.9 million, on an organic basis, compared to the first quarter of 2022, primarily driven by organic growth in the Americas and Europe, mostly due to incremental price, partially offset by lower volume. The reported sales increase included the unfavorable impact of foreign exchange of 2.1%, or $9.4 million, primarily driven by the appreciation of the U.S. dollar against the euro and Chinese yuan. Organic sales is a non-GAAP financial measure that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting organic sales growth provides useful information to investors, potential investors and others, because it allows for additional insight into underlying sales trends by providing sales growth on a consistent basis. We reconcile the change in organic sales to our reported sales for each region within our results below. Operating income of $84.7 million increased by $13.2 million, or 18.5%, in the first quarter of 2023 as compared to the first quarter of 2022. This increase was primarily driven by incremental price, productivity gains, and cost savings from prior restructuring actions, partially offset by inflation, lower volume and incremental investments.

Recent Developments

On May 2, 2023, we declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on June 15, 2023 to stockholders of record on June 1, 2023.

On March 31, 2023, we completed the acquisition of the primary business assets of Enware Australia Pty Ltd (“Enware”) in an all-cash transaction. Enware is based near Sydney, Australia, and has been a leading supplier for specialty plumbing and safety equipment used in the Australian institutional and commercial end markets since 1937. The acquisition of Enware aligns with our strategy to expand geographically into countries with mature and enforced plumbing codes. Enware will enhance our product offering and channel access into the Australian marketplace. The acquisition of Enware was deemed not to be material.

Results of Operations

First Quarter Ended March 26, 2023 Compared to First Quarter Ended March 27, 2022

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the first quarters of 2023 and 2022 were as follows:

	First Quarter Ended		First Quarter Ended			% Change to
	March 26, 2023		March 27, 2022			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$323.2	68.5%	$313.9	67.8%	$9.3	2.0%
Europe	128.3	27.2	129.9	28.0	(1.6)	(0.4)
APMEA	20.2	4.3	19.4	4.2	0.8	0.2
Total	$471.7	100.0%	$463.2	100.0%	$8.5	1.8%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$10.5	$5.3	$2.1	$17.9	2.3%	1.1%	0.5%	3.9%	3.4%	4.1%	10.8%
Foreign exchange	(1.2)	(6.9)	(1.3)	(9.4)	(0.3)	(1.5)	(0.3)	(2.1)	(0.4)	(5.3)	(6.7)
Total	$9.3	$(1.6)	$0.8	$8.5	2.0%	(0.4)%	0.2%	1.8%	3.0%	(1.2)%	4.1%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$15.1	$(2.5)	$1.1	$(3.2)	$10.5	8.6%	(9.8)%	5.6%	(3.4)%
Europe	1.6	3.5	0.2	—	5.3	1.9	7.7	40.0	—
APMEA	1.7	0.4	—	—	2.1	9.4	28.6	—	—
Total	$18.4	$1.4	$1.3	$(3.2)	$17.9

Americas net sales increased $9.3 million, or 3%, for the first quarter of 2023 compared to the first quarter of 2022. The change in net sales was negatively impacted by $1.2 million of foreign currency translation. Organic net sales increased $10.5 million, or 3.4%, primarily due to incremental price realization partially offset by lower volumes. The organic net sales decline in the OEM and specialty channels was primarily due to the decline in sales of products into the residential end markets.

Europe net sales decreased $1.6 million, or negative 1.2%, for the first quarter of 2023 compared to the first quarter of 2022. The change in net sales was negatively impacted by $6.9 million of foreign currency translation. Organic net sales increased $5.3 million, or 4.1%, primarily due to higher price realization, partially offset by lower volumes. The growth was driven from sales of our plumbing and HVAC products offset partly by a decline in our drains products. Sales growth in the quarter was negatively impacted by approximately $2 million due to our decision to exit all direct sales into Russia as a result of the war in Ukraine effective April 1, 2022.

APMEA net sales increased $0.8 million, or 4.1%, for the first quarter of 2023 compared to the first quarter of 2022. The change in net sales was negatively impacted by $1.3 million of foreign currency translation. Organic net sales increased $2.1 million, or 10.8%, primarily due to higher demand in China primarily from increased commercial valves within data centers as well growth in the Middle East.

The net decrease in sales due to foreign exchange was mostly due to the appreciation of the U.S. dollar against the euro, Canadian dollar and Chinse yuan in the first quarter of 2023. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first quarters of 2023 and 2022 were as follows:

	First Quarter Ended
	March 26, 2023	March 27, 2022

	(dollars in millions)
Gross profit	$218.1	$198.6
Gross margin	46.2%	42.9%

Gross profit and gross margin increased primarily from higher prices, favorable mix and productivity savings, partially offset by inflation primarily related to material, labor and overhead costs and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $7.6 million, or 6.0%, in the first quarter of 2023 compared to the first quarter of 2022. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$9.6	7.6%
Foreign exchange	(2.0)	(1.6)
Total	$7.6	6.0%

The organic increase was primarily due to an increase in investments of $4.1 million, including in our smart and connected initiatives and commercial excellence, general inflation of $3.2 million, and a net increase in short-term and long-term compensation accruals of $3.6 million compared to the first quarter of 2022. These increases were partially offset by $1.6 million due to productivity initiatives and $0.5 million of restructuring savings. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro, Canadian dollar and Chinese yuan. Total SG&A expenses, as a percentage of sales, were 28.3% in the first quarter of 2023 compared to 27.2% in the first quarter of 2022.

Restructuring. In the first quarter of 2023, we recorded a net restructuring benefit of $0.3 million which primarily related to immaterial adjustments to reduce previously estimated restructuring charges recognized for the cost saving actions in Europe and related to severance and other costs. For a more detailed description of our current restructuring plans, see Note 5 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first quarters of 2023 and 2022 was as follows:

				% Change to
	First Quarter Ended			Consolidated
	March 26,	March 27,		Operating
	2023	2022	Change	Income

	(dollars in millions)
Americas	$72.5	$57.9	$14.6	20.4%
Europe	19.2	21.1	(1.9)	(2.6)
APMEA	4.0	3.0	1.0	1.4
Corporate	(11.0)	(10.5)	(0.5)	(0.7)
Total	$84.7	$71.5	$13.2	18.5%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$15.1	$(2.5)	$1.4	$(0.5)	$13.5	21.1%	(3.5)%	2.0%	(0.7)%	18.9%	26.1%	(11.8)%	46.7%	4.8%
Foreign exchange	(0.5)	(0.9)	(0.3)	—	(1.7)	(0.7)	(1.2)	(0.4)	—	(2.3)	(0.9)	(4.3)	(10.0)	—
Restructuring, impairment charges	—	1.5	(0.1)	—	1.4	—	2.1	(0.2)	—	1.9	—	7.1	(3.4)	—
Total	$14.6	$(1.9)	$1.0	$(0.5)	$13.2	20.4%	(2.6)%	1.4%	(0.7)%	18.5%	25.2%	(9.0)%	33.3%	4.8%

Operating income increased $13.2 million, or 18.5%, for the first quarter of 2023 compared to the first quarter of 2022. Operating income was negatively impacted by $1.7 million of foreign currency translation. The increase in organic operating income of $13.5 million, or 18.9%, was due to higher price, favorable mix, benefits from productivity initiatives, and savings from prior restructuring actions. These increases were partially offset by inflation related to material, labor and overhead costs, lower volume and incremental investments.

Interest Expense. Interest expense in the first quarter of 2023 increased $0.1 million, or 7.1%, compared to the first quarter of 2022, primarily due to an increase in interest rates during the first quarter of 2023. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate increased slightly to 22.5% in the first quarter of 2023, from 22.0% in the first quarter of 2022, primarily related to the impact of changes in the worldwide earnings mix.

Net Income. Net income was $64.7 million, or $1.93 per common share on a diluted basis, for the first quarter of 2023, compared to $54.5 million, or $1.61 per common share on a diluted basis, for the first quarter of 2022. Results for the first quarter of 2023 include an after-tax benefit of $0.2 million, or $0.01 per common share, for restructuring. Results for the first quarter of 2022 include an after-tax charge of $0.7 million, or $0.02 per common share, for restructuring.

Liquidity and Capital Resources

We generated $33.4 million of net cash provided by operating activities in the first quarter of 2023 compared to $2.0 million of net cash used in operating activities in the first quarter of 2022. The increase in net cash provided by operating activities was primarily related to higher net income and reduced working capital investments.

We used $5.1 million of net cash for investing activities in the first quarter of 2023 compared to $5.6 million used in the first quarter of 2022. We used $0.5 million less cash for capital expenditures in the first quarter of 2023 compared to the first quarter of 2022. For the remainder of 2023, we expect to invest approximately $35 million to $40 million in capital expenditure as part of our ongoing commitment to improve our operating capabilities.

We used $29.0 million of net cash for financing activities during the first quarter of 2023 primarily due to tax withholding payments on vested stock awards of $14.6 million, dividend payments of $10.1 million and payments of $3.7 million to repurchase approximately 22,000 shares of Class A common stock. In the first quarter of 2022, we used $4.7 million of net cash for financing activities primarily due to payments of $42.9 million to repurchase approximately 293,000 shares of Class A common stock, dividend payments of $9.0 million, tax withholding payments on vested stock awards of $12.6 million, offset by proceeds from drawdowns on our line of credit totaling $60.0 million.

On March 30, 2021, we and certain of our subsidiaries entered into the Credit Agreement. The Credit Agreement amended and restated the Prior Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Credit Agreement increased our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted LIBOR rate to 0.00%. The Revolving Credit Facility under the Credit Agreement also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. On August 2, 2022, we and certain of our subsidiaries entered into Amendment No. 1 to the Credit Agreement to replace LIBOR as a reference rate for borrowings with Term SOFR. As of March 26, 2023, we had drawn down $150.0 million on this line of credit and had $12.4 million in letters of credit outstanding, which resulted in $637.6 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of March 26, 2023 was 5.88%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of March 26, 2023 was 3.40%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of March 26, 2023, we were in compliance with all covenants related to the Amended Credit Agreement.

As of March 26, 2023, we held $311.8 million in cash and cash equivalents. Of this amount, $201.2 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

Free cash flow is a non-GAAP measure that does not represent cash provided by (used in) operating activities in accordance with U.S. GAAP. Therefore, it should not be considered an alternative to net cash provided by or used in operating activities as an indication of our performance. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation. We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash provided by (used in) operating activities to free cash flow is provided below:

	First Quarter Ended
	March 26,	March 27,
	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$33.4	$(2.0)
Less: additions to property, plant, and equipment	(5.1)	(5.6)
Free cash flow	$28.3	$(7.6)
Net income —as reported	$64.7	$54.5
Cash conversion rate of free cash flow to net income	43.7%	(13.9)%

Free cash flow improved in the first quarter of 2023 when compared to the first quarter of 2022 primarily driven by higher net income and reduced working capital investments.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at March 26, 2023 was (13.9%) compared to (14.3%) at December 31, 2022. The change was driven by higher net income contributing to an increase in stockholders’ equity at March 26, 2023 compared to December 31, 2022. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	March 26,	December 31,
	2023	2022

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	147.8	147.6
Less: cash and cash equivalents	(311.8)	(310.8)
Net debt	$(164.0)	$(163.2)

A reconciliation of capitalization is provided below:

	March 26,	December 31,
	2023	2022

	(in millions)
Net debt	$(164.0)	$(163.2)
Total stockholders’ equity	1,345.8	1,300.6
Capitalization	$1,181.8	$1,137.4
Net debt to capitalization ratio	(13.9)%	(14.3)%

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, inventory valuation, goodwill and other intangibles, product liability costs, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our accounting policies are more fully described under the heading “Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 21, 2023.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of March 26, 2023 was an asset of $0.1 million.

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

There was no change in our internal control over financial reporting that occurred during the first quarter ended March 26, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022, we are party to certain litigation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended March 26, 2023, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, which risk factors are incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the first quarter ended March 26, 2023.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
January 1, 2023 – January 22, 2023	—	$—	—	—
January 23, 2023 – February 19, 2023	54,537	$165.67	—	—
February 20, 2023 – March 26, 2023	33,149	$170.31	—	—
Total	87,686	$167.42	—	—

The following table includes information with respect to repurchases of our Class A common stock during the first quarter ended March 26, 2023 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2023 – January 22, 2023	5,597	$150.94	5,597	$27,123,129
January 23, 2023 – February 19, 2023	7,861	$164.80	7,861	$25,827,636
February 20, 2023 – March 26, 2023	9,015	$170.99	9,015	$24,285,963
Total	22,473	$163.82	22,473
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2021 (File No. 001- 11499).
10.1†	Form of 2023 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan.
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 26, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the First Quarters ended March 26, 2023 and March 27, 2022, (iii) Consolidated Statements of Comprehensive Income for the First Quarters ended March 26, 2023 and March 27, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the First Quarters ended March 26, 2023 and March 27, 2022, (v) Consolidated Statements of Cash Flows for the First Quarters ended March 26, 2023 and March 27, 2022, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: May 4, 2023	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: May 4, 2023	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: May 4, 2023	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)