Form 10-Q
period 2023-06-25
WATTS WATER TECHNOLOGIES INC
filed 2023-08-03
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2023
Class A Common Stock, $0.10 par value	27,381,556

Class B Common Stock, $0.10 par value	5,958,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 25,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291.9	$310.8
Trade accounts receivable, less reserve allowances of $12.0 million at June 25, 2023 and $10.7 million at December 31, 2022	271.4	233.8
Inventories, net:
Raw materials	157.1	138.0
Work in process	24.4	21.0
Finished goods	240.4	216.6
Total Inventories	421.9	375.6
Prepaid expenses and other current assets	37.9	30.4
Total Current Assets	1,023.1	950.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	611.8	595.6
Accumulated depreciation	(415.5)	(398.8)
Property, plant and equipment, net	196.3	196.8
OTHER ASSETS:
Goodwill	595.8	592.4
Intangible assets, net	108.6	113.7
Deferred income taxes	19.7	17.8
Other, net	60.9	59.6
TOTAL ASSETS	$2,004.4	$1,930.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$152.8	$134.3
Accrued expenses and other liabilities	182.2	174.6
Accrued compensation and benefits	69.8	69.8
Total Current Liabilities	404.8	378.7
LONG-TERM DEBT	98.0	147.6
DEFERRED INCOME TAXES	17.5	26.2
OTHER NONCURRENT LIABILITIES	69.8	77.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,388,423 shares at June 25, 2023 and 27,314,679 shares at December 31, 2022	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,958,290 shares at June 25, 2023 and at December 31, 2022	0.6	0.6
Additional paid-in capital	663.6	651.9
Retained earnings	890.3	795.3
Accumulated other comprehensive loss	(142.9)	(149.9)
Total Stockholders’ Equity	1,414.3	1,300.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,004.4	$1,930.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2023	2022	2023	2022
Net sales	$532.8	$526.6	$1,004.5	$989.8
Cost of goods sold	280.0	287.4	533.6	552.0
GROSS PROFIT	252.8	239.2	470.9	437.8
Selling, general and administrative expenses	150.8	141.6	284.5	267.7
Restructuring	1.6	1.7	1.3	2.7
OPERATING INCOME	100.4	95.9	185.1	167.4
Other (income) expense:
Interest income	(1.3)	—	(1.7)	(0.1)
Interest expense	1.7	1.7	3.2	3.1
Other (income) expense, net	(0.6)	—	(0.5)	0.3
Total other (income) expense	(0.2)	1.7	1.0	3.3
INCOME BEFORE INCOME TAXES	100.6	94.2	184.1	164.1
Provision for income taxes	24.7	24.5	43.5	39.9
NET INCOME	$75.9	$69.7	$140.6	$124.2
Basic EPS
NET INCOME PER SHARE	$2.27	$2.08	$4.21	$3.70
Weighted average number of shares	33.5	33.5	33.4	33.6
Diluted EPS
NET INCOME PER SHARE	$2.26	$2.07	$4.19	$3.68
Weighted average number of shares	33.6	33.6	33.5	33.7
Dividends declared per share	$0.36	$0.30	$0.66	$0.56

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2023	2022	2023	2022
Net income	$75.9	$69.7	$140.6	$124.2
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	3.7	(23.6)	8.1	(33.0)
Cash flow hedges	0.6	1.6	(1.1)	5.1
Other comprehensive income (loss)	4.3	(22.0)	7.0	(27.9)
Comprehensive income	$80.2	$47.7	$147.6	$96.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 25, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	$1,300.6
Net income	—	—	—	—	—	140.6	—	140.6
Other comprehensive loss	—	—	—	—	—	—	7.0	7.0
Comprehensive income								147.6
Shares of Class A common stock issued upon the exercise of stock options	598	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	9.5	—	—	9.5
Stock repurchase	(46,556)	—	—	—	—	(7.7)	—	(7.7)
Net change in restricted and performance stock units	119,702	—	—	—	2.1	(15.6)	—	(13.5)
Common stock dividends	—	—	—	—	—	(22.3)	—	(22.3)
Balance at June 25, 2023	27,388,423	$2.7	5,958,290	$0.6	$663.6	$890.3	$(142.9)	$1,414.3

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 25, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 26, 2023	27,414,400	$2.7	5,958,290	$0.6	$658.1	$831.6	$(147.2)	$1,345.8
Net income	—	—	—	—	—	75.9	—	75.9
Other comprehensive income	—	—	—	—	—	—	4.3	4.3
Comprehensive income								80.2
Shares of Class A common stock issued upon the exercise of stock options	51	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5.5	—	—	5.5
Stock repurchase	(24,083)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	(1,945)	—	—	—	—	(1.0)	—	(1.0)
Common stock dividends	—	—	—	—	—	(12.2)	—	(12.2)
Balance at June 25, 2023	27,388,423	$2.7	5,958,290	$0.6	$663.6	$890.3	$(142.9)	$1,414.3

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 26, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	$1,173.2
Net income	—	—	—	—	—	124.2	—	124.2
Other comprehensive loss	—	—	—	—	—	—	(27.9)	(27.9)
Comprehensive income								96.3
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	8.2	—	—	8.2
Stock repurchase	(433,623)	(0.1)	—	—	—	(61.1)	—	(61.2)
Net change in restricted and performance stock units	144,727	—	—	—	2.0	(12.9)	—	(10.9)
Common stock dividends	—	—	—	—	—	(19.3)	—	(19.3)
Balance at June 26, 2022	27,297,954	$2.7	6,024,290	$0.6	$641.6	$696.8	$(155.2)	$1,186.5

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 26, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 27, 2022	27,437,126	$2.7	6,024,290	$0.6	$636.5	$655.9	$(133.2)	$1,162.5
Net income	—	—	—	—	—	69.7	—	69.7
Other comprehensive loss	—	—	—	—	—	—	(22.0)	(22.0)
Comprehensive income								47.7
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	4.9	—	—	4.9
Stock repurchase	(140,233)	—	—	—	—	(18.2)	—	(18.2)
Net change in restricted and performance stock units	1,061	—	—	—	—	(0.3)	—	(0.3)
Common stock dividends	—	—	—	—	—	(10.3)	—	(10.3)
Balance at June 26, 2022	27,297,954	$2.7	6,024,290	$0.6	$641.6	$696.8	$(155.2)	$1,186.5

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 25,	June 26,
	2023	2022
OPERATING ACTIVITIES
Net income	$140.6	$124.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.3	14.2
Amortization of intangibles	6.0	6.1
Loss on disposal and impairment of long-lived asset	0.2	1.5
Stock-based compensation	9.5	8.2
Deferred income tax	(10.1)	(1.1)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(29.2)	(54.1)
Inventories	(35.0)	(72.5)
Prepaid expenses and other assets	(8.9)	(6.0)
Accounts payable, accrued expenses and other liabilities	13.1	24.4
Net cash provided by operating activities	100.5	44.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(11.6)	(13.1)
Proceeds from the sale of property, plant and equipment	—	0.8
Business acquisitions, net of cash acquired	(11.7)	—
Net cash used in investing activities	(23.3)	(12.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	30.0	75.0
Payments of long-term debt	(80.0)	(15.0)
Payments for withholding taxes on vested awards	(15.6)	(12.9)
Payments for finance leases and other	(1.4)	(0.6)
Proceeds from share transactions under employee stock plans	0.1	0.2
Payments to repurchase common stock	(7.7)	(61.1)
Dividends	(22.3)	(19.3)
Net cash used in financing activities	(96.9)	(33.7)
Effect of exchange rate changes on cash and cash equivalents	0.8	(10.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(18.9)	(12.0)
Cash and cash equivalents at beginning of year	310.8	242.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$291.9	$230.0

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$19.5	$—
Cash paid, net of cash acquired	11.7	—
Liabilities assumed	$7.8	$—
Issuance of stock under management stock purchase plan	$0.4	$0.3
CASH PAID FOR:
Interest	$2.9	$2.3
Income taxes	$57.7	$42.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of June 25, 2023, the Consolidated Statements of Operations for the second quarters and six months ended June 25, 2023 and June 26, 2022, the Consolidated Statements of Comprehensive Income for the second quarters and six months ended June 25, 2023 and June 26, 2022, the Consolidated Statements of Stockholders’ Equity for the second quarters and six months ended June 25, 2023 and June 26, 2022, and the Consolidated Statements of Cash Flows for the six months ended June 25, 2023 and June 26, 2022.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the second quarter ended June 25, 2023, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $17.0 million and $18.4 million for the second quarters of 2023 and 2022, respectively, and were $33.6 million and $36.1 million for the first six months of 2023 and 2022, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $16.0 million and $12.3 million for the second quarters of 2023 and 2022, respectively, and were $32.1 million and $24.2 million for the first six months of 2023 and 2022, respectively.

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY). The Company operates in three geographic segments: Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”). Each of these segments sells similar products, which consist of the following principal product lines:

●	Residential & commercial flow control and protection products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection and protection products. Many of our flow control and protection products are now smart and connected enabled, warning of leaks and floods with alerts to Building Management Systems (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.
●	HVAC & gas products—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use products—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.
●	Water quality products—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the second quarter ended June 25, 2023				For the six months ended June 25, 2023
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$222.0	$81.9	$21.0	$324.9	$410.8	$163.0	$39.5	$613.3
OEM	26.3	53.0	1.8	81.1	49.4	99.5	3.5	152.4
Specialty	97.5	—	7.5	105.0	188.0	—	7.5	195.5
DIY	21.1	0.7	—	21.8	41.9	1.4	—	43.3
Total	$366.9	$135.6	$30.3	$532.8	$690.1	$263.9	$50.5	$1,004.5

	For the second quarter ended June 25, 2023				For the six months ended June 25, 2023
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$227.0	$47.0	$25.2	$299.2	$421.5	$92.5	$41.1	$555.1
HVAC and Gas Products	85.3	65.2	4.3	154.8	163.5	127.5	7.7	298.7
Drainage and Water Re-use Products	28.1	22.3	0.5	50.9	50.9	41.9	1.2	94.0
Water Quality Products	26.5	1.1	0.3	27.9	54.2	2.0	0.5	56.7
Total	$366.9	$135.6	$30.3	$532.8	$690.1	$263.9	$50.5	$1,004.5

	For the second quarter ended June 26, 2022				For the six months ended June 26, 2022
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$214.3	$81.0	$20.8	$316.1	$389.1	$165.0	$38.8	$592.9
OEM	27.1	46.3	2.0	75.4	52.7	91.7	3.4	147.8
Specialty	112.4	—	—	112.4	206.2	—	—	206.2
DIY	22.1	0.6	—	22.7	41.8	1.1	—	42.9
Total	$375.9	$127.9	$22.8	$526.6	$689.8	$257.8	$42.2	$989.8

	For the second quarter ended June 26, 2022				For the six months ended June 26, 2022
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$211.9	$46.2	$18.6	$276.7	$389.9	$92.3	$34.5	$516.7
HVAC and Gas Products	100.7	57.9	3.6	162.2	185.0	117.9	6.0	308.9
Drainage and Water Re-use Products	29.8	22.7	0.3	52.8	52.6	45.5	1.1	99.2
Water Quality Products	33.5	1.1	0.3	34.9	62.3	2.1	0.6	65.0
Total	$375.9	$127.9	$22.8	$526.6	$689.8	$257.8	$42.2	$989.8

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. During the second quarter, the Company completed the acquisition of the primary business assets of Enware Australia Pty Ltd (“Enware”) within the APMEA region, resulting in $1.1 million of goodwill based on the preliminary purchase price allocation. The acquisition of Enware was not considered material to the Company’s consolidated financial statements. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2023 -
	January 1,	the	June 25,	January 1,	Loss During	June 25,	June 25,	June 25,
	2023	Period	2023	2023	the Period	2023	2023	2023

	(in millions)
Americas	$490.3	$—	$490.3	$(24.5)	$—	$(24.5)	$0.3	$466.1
Europe	236.7	—	236.7	(129.7)	—	(129.7)	2.5	109.5
APMEA	32.5	1.1	33.6	(12.9)	—	(12.9)	(0.5)	20.2
Total	$759.5	$1.1	$760.6	$(167.1)	$—	$(167.1)	$2.3	$595.8

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

Intangible assets include the following:

	June 25, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	175.0	(122.2)	52.8	175.1	(118.6)	56.5
Technology	53.2	(42.4)	10.8	53.2	(40.5)	12.7
Trade names	20.5	(11.3)	9.2	19.8	(10.8)	9.0
Other	1.1	(0.7)	0.4	1.1	(0.6)	0.5
Total amortizable intangibles	254.8	(181.6)	73.2	254.2	(175.5)	78.7
Indefinite-lived intangible assets	35.4	—	35.4	35.0	—	35.0
	$290.2	$(181.6)	$108.6	$289.2	$(175.5)	$113.7

Aggregate amortization expense for amortized intangible assets for the second quarters ended June 25, 2023 and June 26, 2022 was $3.0 million for both periods, and for the first six months of 2023 and 2022 was $6.0 million and $6.1 million, respectively.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2023	2022	2023	2022

	(in millions)
Restructuring costs:
2021 France Actions	$—	$1.3	$—	$2.3
Other Actions	1.6	0.4	1.3	0.4
Total restructuring charges	$1.6	$1.7	$1.3	$2.7

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2023	2022	2023	2022

	(in millions)
Americas	$—	$0.4	$0.1	$0.5
Europe	0.5	1.3	0.1	2.3
APMEA	1.1	—	1.1	(0.1)
Total	$1.6	$1.7	$1.3	$2.7

2021 France Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. As of December 31, 2022, the Company had incurred all pre-tax restructuring charges related to the program, resulting in total program charges of $24.8 million. Total net after-tax charges for this restructuring program were approximately $18.4 million. Annual cash savings, net of tax, approximated $3.0 million, and were fully realized by 2023.

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the period ended June 25, 2023 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2022	$1.9	$—	$—	$—	$1.9
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.6)	—	—	—	(0.6)
Balance at March 26, 2023	$1.3	$—	$—	$—	$1.3
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.7)	—	—	—	(0.7)
Balance at June 25, 2023	$0.6	$—	$—	$—	$0.6

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the period ended June 25, 2023, were primarily immaterial actions taken in the APMEA segment related to the Enware acquisition. In the second quarter ended June 25, 2023, $1.1 million of restructuring charges were recognized related to severance costs within the Enware restructuring program. The total program costs are estimated to be $2 million in restructuring charges and the remaining $0.9 million in other exit costs are expected to be incurred through the first quarter of 2024. Also included in “Other Actions” in the second quarter ended June 25, 2023 were immaterial cost saving actions in the Europe segment of $0.9 million related to severance and other costs. These costs were partially offset by $0.4 million of immaterial adjustments to reduce the previously estimated severance charges recognized for the cost saving actions in Europe in prior quarters.

6. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 25, 2023			For the Second Quarter Ended June 26, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$75.9	33.5	$2.27	$69.7	33.5	$2.08
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1	(0.01)
Diluted EPS:
Net income	$75.9	33.6	$2.26	$69.7	33.6	$2.07

	For the Six Months Ended June 25, 2023			For the Six Months Ended June 26, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$140.6	33.4	$4.21	$124.2	33.6	$3.70
Effect of dilutive securities:
Common stock equivalents		0.1	(0.02)		0.1	(0.02)
Diluted EPS:
Net income	$140.6	33.5	$4.19	$124.2	33.7	$3.68

There were no options to purchase Class A common stock outstanding during the second quarters and six months ended June 25, 2023 or June 26, 2022 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. For the stock repurchase program, the Company has entered into Rule 10b5-1 plans, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plans the Company entered into with respect to the repurchase program. As of June 25, 2023, there was $20.3 million remaining authorized for share repurchases under the 2019 repurchase program.

For the second quarters ended June 25, 2023 and June 26, 2022, the Company repurchased 24,083 shares for $4.0 million and 140,233 shares for $18.2 million, respectively. For the six months ended June 25, 2023 and June 26, 2022, the Company repurchased 46,556 shares for $7.7 million and 433,623 shares for $61.1 million, respectively.

7. Stock-Based Compensation

The Company granted 42,491 and 48,285 units of deferred stock awards during the first six months of 2023 and 2022, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 36,076 and 40,014 performance stock units during the first six months of 2023 and 2022, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 26,645 and 28,711 restricted stock units (“RSUs”) during the first six months of 2023 and 2022, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2023	2022	2023	2022

	(in millions)
Net sales
Americas	$366.9	$375.9	$690.1	$689.8
Europe	135.6	127.9	263.9	257.8
APMEA	30.3	22.8	50.5	42.2
Consolidated net sales	$532.8	$526.6	$1,004.5	$989.8
Operating income (loss)
Americas	$91.6	$85.5	$164.1	$143.4
Europe	21.5	19.6	40.7	40.7
APMEA	2.5	3.6	6.5	6.6
Subtotal reportable segments	115.6	108.7	211.3	190.7
Corporate(*)	(15.2)	(12.8)	(26.2)	(23.3)
Consolidated operating income	100.4	95.9	185.1	167.4
Interest income	(1.3)	—	(1.7)	(0.1)
Interest expense	1.7	1.7	3.2	3.1
Other (income) expense, net	(0.6)	—	(0.5)	0.3
Income before income taxes	$100.6	$94.2	$184.1	$164.1
Capital expenditures
Americas	$4.9	$4.3	$8.1	$7.8
Europe	1.3	2.8	3.1	4.9
APMEA	0.3	0.4	0.4	0.4
Consolidated capital expenditures	$6.5	$7.5	$11.6	$13.1
Depreciation and amortization
Americas	$7.4	$6.7	$14.5	$13.7
Europe	2.3	2.8	4.7	5.5
APMEA	0.6	0.5	1.1	1.1
Consolidated depreciation and amortization	$10.3	$10.0	$20.3	$20.3
Identifiable assets (at end of period)
Americas			$1,259.1	$1,223.6
Europe			588.1	569.1
APMEA			157.2	141.6
Consolidated identifiable assets			$2,004.4	$1,934.3
Property, plant and equipment, net (at end of period)
Americas			$123.0	$123.6
Europe			68.9	65.8
APMEA			4.4	4.6
Consolidated property, plant and equipment, net			$196.3	$194.0

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

The property, plant and equipment, net in the U.S. of the Company’s Americas segment was $118.1 million and $118.7 million as of June 25, 2023 and June 26, 2022, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2023	2022	2023	2022

	(in millions)
U.S. net sales	$343.0	$352.1	$647.3	$646.3

The following includes intersegment sales for Americas, Europe and APMEA:

	Second Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2023	2022	2023	2022

	(in millions)
Intersegment Sales
Americas	$2.0	$2.4	$4.0	$5.4
Europe	8.3	6.9	13.9	14.0
APMEA	28.5	29.0	50.6	52.5
Intersegment sales	$38.8	$38.3	$68.5	$71.9

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2022	$(157.0)	$7.1	$(149.9)
Change in period	4.4	(1.7)	2.7
Balance March 26, 2023	$(152.6)	$5.4	$(147.2)
Change in period	3.7	0.6	4.3
Balance June 25, 2023	$(148.9)	$6.0	$(142.9)

Balance December 31, 2021	$(127.9)	$0.6	$(127.3)
Change in period	(9.4)	3.5	(5.9)
Balance March 27, 2022	$(137.3)	$4.1	$(133.2)
Change in period	(23.6)	1.6	(22.0)
Balance June 26, 2022	$(160.9)	$5.7	$(155.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 11 for further details.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of June 25, 2023, the Company had drawn down $100.0 million on this line of credit and had $12.5 million in letters of credit outstanding, which resulted in $687.5 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 25, 2023 was 6.34%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of June 25, 2023 was 2.12%. As of June 25, 2023, the Company was in compliance with all covenants related to the Amended Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $12.5 million as of June 25, 2023. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

11. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s variable rate debt under the Revolving Credit Facility approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of June 25, 2023 and December 31, 2022:

	Fair Value Measurement at June 25, 2023 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.1	$2.1	$—	$—
Interest rate swap(2)	$8.6	$—	$8.6	$—
Total assets	$10.7	$2.1	$8.6	$—
Liabilities
Plan liability for deferred compensation(3)	$2.1	$2.1	$—	$—
Designated foreign currency hedges(4)	$0.4	$—	$0.4	$—
Contingent consideration(6)	$2.5	$—	$—	$2.5
Total liabilities	$5.0	$2.1	$0.4	$2.5

	Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$1.9	$1.9	$—	$—
Interest rate swap(2)	$9.3	$—	$9.3	$—
Designated foreign currency hedges(5)	$0.2	$—	$0.2	$
Total assets	$11.4	$1.9	$9.5	$—
Liabilities
Plan liability for deferred compensation(3)	$1.9	$1.9	$—	$—
Contingent consideration(6)	$2.5	$—	$—	$2.5
Total liabilities	$4.4	$1.9	$—	$2.5
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)

As of June 25, 2023, $3.9 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $4.7 million classified in other assets (other, net). As of December 31, 2022, $3.5 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $5.8 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(5)Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(6)As of June 25, 2023 and December 31, 2022, contingent consideration of $2.5 million related to an immaterial acquisition. The June 25, 2023 liability was classified in accrued expenses and other liabilities, and the December 31, 2022 liability was classified in other noncurrent liabilities on the Company’s consolidated balance sheet.

In connection with the immaterial acquisition of Sentinel Hydrosolutions, LLC (“Sentinel”), completed during the fourth quarter of 2021, a contingent liability of $2.5 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics as of the date of acquisition, which was not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of approximately $4.5 million. The Sentinel contingent liability will be settled in the first quarter of 2024.

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

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1 floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the second quarter and six months ended June 25, 2023, a net gain of $1.0 million and a net loss of $0.5 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of June 25, 2023, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of June 25, 2023 for the Canadian dollar to U.S. dollar contracts was $15.9 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 25, 2023 was a liability of $0.4 million. As of June 25, 2023, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a gain of $0.1 million.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at June 25, 2023 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 25, 2023, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $3.3 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation (“RI”) report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA both issued comments on the draft FS, which the Group is currently addressing. A revised FS report is currently due to USEPA on October 22, 2023. Comments and final approval from the EPA are required to complete the FS process.

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

13. Subsequent Events

On July 31, 2023, the Company declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2023 to stockholders of record on September 1, 2023.

On July 31, 2023, the Board of Directors authorized a new stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

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

We are a leading supplier of products, solutions and systems that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and APMEA. For nearly 150 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product lines include:

● Residential & commercial flow control and protection products—includes products typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves and leak detection and protection products. Many of our flow control and protection products are now smart and connected enabled, warning of leaks and floods with alerts to Building Management Systems (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

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

Over the past several years we have been building our smart and connected products foundation by expanding our internal capabilities and making strategic acquisitions. Our strategy is to deliver superior customer value through smart and connected enabled products and solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We are focused on introducing products that connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

The economic environment for the remainder of 2023 continues to be uncertain. Forecasted global GDP growth in 2023 is lower than 2022, but still forecasted to be positive. Non-residential new construction indicators are mixed, but activity in the first half of 2023 remained stable. High interest rates, lending tightening and inflation have slowed single-family residential construction and may begin to impact multi-family and non-residential new construction. We continue to experience inflation across our labor and overhead costs. Despite these anticipated challenges and uncertainties, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the second quarter ended June 25, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact of supply chain and logistics disruption risks to the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Overview

Second quarter 2023 sales increased 1.2%, or $6.2 million, on a reported basis, and were flat organically with mid-single digit organic growth in Europe and APMEA offset by a low-single digit organic decline in the Americas. The reported sales increase included an increase in acquired sales of $7.5 million, partially offset by the net unfavorable impact of foreign exchange of 0.2%, or $1.0 million. Operating income of $100.4 million increased by $4.5 million, or 4.7%, in the second quarter of 2023 as compared to the second quarter of 2022. This increase was primarily driven by favorable price, product mix, productivity, and cost savings from prior restructuring actions, partially offset by inflation, lower volume and incremental investments.

In discussing our results of operations, we refer to non-GAAP financial measures, including organic sales, organic selling, general and administrative expenses, and organic operating income, that exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting these non-GAAP financial measures provides useful information to investors, potential investors and others, because it allows for additional insight into underlying trends by providing growth on a consistent basis. We reconcile the change in these non-GAAP financial measures to our reported results for each region within our results below.

Recent Developments

On July 31, 2023, we declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2023 to stockholders of record on September 1, 2023.

On July 31, 2023, the Board of Directors authorized a new stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined by management based on its evaluation of market conditions and other factors.

Results of Operations

Second Quarter Ended June 25, 2023 Compared to Second Quarter Ended June 26, 2022

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the second quarters of 2023 and 2022 were as follows:

	Second Quarter Ended		Second Quarter Ended			% Change to
	June 25, 2023		June 26, 2022			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$366.9	68.9%	$375.9	71.4%	$(9.0)	(1.7)%
Europe	135.6	25.4	127.9	24.3	7.7	1.5
APMEA	30.3	5.7	22.8	4.3	7.5	1.4
Total	$532.8	100.0%	$526.6	100.0%	$6.2	1.2%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$(7.7)	$6.0	$1.4	$(0.3)	(1.5)%	1.2%	0.3%	—%	(2.1)%	4.7%	6.0%
Foreign exchange	(1.3)	1.7	(1.4)	(1.0)	(0.2)	0.3	(0.3)	(0.2)	(0.3)	1.3	(6.0)
Acquired	—	—	7.5	7.5	—	—	1.4	1.4	—	—	32.9
Total	$(9.0)	$7.7	$7.5	$6.2	(1.7)%	1.5%	1.4%	1.2%	(2.4)%	6.0%	32.9%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$8.8	$(0.7)	$(0.9)	$(14.9)	$(7.7)	4.1%	(2.6)%	(4.1)%	(13.3)%
Europe	—	6.0	—	—	6.0	—	13.0	—	—
APMEA	1.5	(0.1)	—	—	1.4	7.2	(5.0)	—	—
Total	$10.3	$5.2	$(0.9)	$(14.9)	$(0.3)

Americas net sales decreased $9.0 million, or 2.4%, for the second quarter of 2023 compared to the second quarter of 2022. The change in net sales was negatively impacted by $1.3 million, or 0.3%, of foreign currency translation. Organic net sales decreased $7.7 million, or 2.1%, primarily due to lower volumes partially offset by incremental price realization. The organic net sales decline was primarily in the specialty channel due to the volume declines in our gas connectors and marine instrumentation, as well as declines in our radiant heating products sold through the wholesale and DIY channels. These declines were partially offset by growth across our core valve products in the wholesale channel.

Europe net sales increased $7.7 million, or 6.0%, for the second quarter of 2023 compared to the second quarter of 2022. The change in net sales was positively impacted by $1.7 million, or 1.3%, of foreign currency translation. Organic net sales increased $6.0 million, or 4.7%, primarily due to higher price realization, partially offset by lower volumes. The growth was driven from sales in our fluid solutions products offset partly by a decline in our drains products.

APMEA net sales increased $7.5 million, or 32.9%, for the second quarter of 2023 compared to the second quarter of 2022. The change in net sales was negatively impacted by $1.4 million, or 6.0%, of foreign currency translation, which was more than offset by $7.5 million, or 32.9%, of acquired sales related to an immaterial acquisition completed in the second quarter of 2023. Organic net sales increased $1.4 million, or 6.0%, primarily due to growth in the Middle East and Australia.

The net decrease in sales due to foreign exchange was mostly due to the unfavorable impact of the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan, partially offset by the favorable impact of the depreciation of the U.S. dollar against the euro in the second quarter of 2023. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2023 and 2022 were as follows:

	Second Quarter Ended
	June 25, 2023	June 26, 2022

	(dollars in millions)
Gross profit	$252.8	$239.2
Gross margin	47.4%	45.4%

Gross profit and gross margin increased primarily from higher price, favorable product mix and productivity, partially offset by inflation primarily related to labor and overhead costs and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $9.2 million, or 6.5%, in the second quarter of 2023 compared to the second quarter of 2022. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$6.7	4.7%
Foreign exchange	(0.3)	(0.2)
Acquired	2.8	2.0
Total	$9.2	6.5%

The organic increase was primarily due to an increase in investments of $4.9 million, including in our smart and connected initiatives and commercial excellence, general inflation of $3.3 million, and a net increase in short-term and long-term compensation accruals of $1.2 million compared to the second quarter of 2022. These increases were partially offset by $3.1 million due to productivity initiatives and $1.4 million of restructuring savings. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan, partially offset by the U.S. dollar depreciation against the euro. The acquired SG&A costs related to an immaterial acquisition in the APMEA segment in the second quarter of 2023. Total SG&A expenses, as a percentage of sales, were 28.3% in the second quarter of 2023 compared to 26.9% in the second quarter of 2022.

Restructuring. In the second quarter of 2023, we recorded a net restructuring charge of $1.6 million, which primarily related to immaterial actions in Europe and APMEA related to severance and other cost reductions. In the second quarter of 2022, we recorded a net restructuring charge of $1.7 million related to a 2021 French restructuring program as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas. For a more detailed description of our current restructuring plans, see Note 5 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the second quarters of 2023 and 2022 was as follows:

				% Change to
	Second Quarter Ended			Consolidated
	June 25,	June 26,		Operating
	2023	2022	Change	Income

	(dollars in millions)
Americas	$91.6	$85.5	$6.1	6.4%
Europe	21.5	19.6	1.9	1.9
APMEA	2.5	3.6	(1.1)	(1.1)
Corporate	(15.2)	(12.8)	(2.4)	(2.5)
Total	$100.4	$95.9	$4.5	4.7%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$6.1	$0.8	$0.4	$(2.4)	$4.9	6.4%	0.8%	0.4%	(2.5)%	5.1%	7.1%	4.1%	11.1%	18.8%
Foreign exchange	(0.4)	0.3	(0.4)	—	(0.5)	(0.4)	0.3	(0.4)	—	(0.5)	(0.5)	1.5	(11.1)	—
Acquired	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Restructuring, impairment charges	0.4	0.8	(1.1)	—	0.1	0.4	0.8	(1.1)	—	0.1	0.5	4.1	(30.6)	—
Total	$6.1	$1.9	$(1.1)	$(2.4)	$4.5	6.4%	1.9%	(1.1)%	(2.5)%	4.7%	7.1%	9.7%	(30.6)%	18.8%

Operating income increased $4.5 million, or 4.7%, for the second quarter of 2023 compared to the second quarter of 2022. Operating income was negatively impacted by $0.5 million, or 0.5%, of foreign currency translation. The increase in organic operating income of $4.9 million, or 5.1%, was due to higher price, favorable product mix, productivity, and savings from prior restructuring actions. These increases were partially offset by inflation related to labor and overhead costs, lower volume and incremental investments.

Interest income. Interest income in the second quarter of 2023 increased $1.3 million compared to the second quarter of 2022, primarily due to higher rates earned on our cash and cash equivalents.

Interest Expense. Interest expense in the second quarter of 2023 was flat compared to the second quarter of 2022, primarily due to a lower principal balance of debt outstanding during the second quarter of 2023, offset by an increase in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 24.6% in the second quarter of 2023, from 26.0% in the second quarter of 2022. The decrease primarily relates to the reduction of foreign tax liabilities associated with the repatriation of funds.

Net Income. Net income was $75.9 million, or $2.26 per common share on a diluted basis, for the second quarter of 2023, compared to $69.7 million, or $2.07 per common share on a diluted basis, for the second quarter of 2022. Results for the second quarter of 2023 included after-tax charges of $2.5 million, or $0.08 per common share, for restructuring and acquisition related costs. Results for the second quarter of 2022 include an after-tax charge of $1.3 million, or $0.04 per common share, for restructuring.

Six Months Ended June 25, 2023 Compared to Six Months Ended June 26, 2022

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the six months of 2023 and 2022 were as follows:

	Six Months Ended		Six Months Ended			% Change to
	June 25, 2023		June 26, 2022			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$690.1	68.7%	$689.8	69.7%	$0.3	—%
Europe	263.9	26.3	257.8	26.0	6.1	0.6
APMEA	50.5	5.0	42.2	4.3	8.3	0.9
Total	$1,004.5	100.0%	$989.8	100.0%	$14.7	1.5%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$2.9	$11.3	$3.5	$17.7	0.3%	1.1%	0.4%	1.8%	0.4%	4.4%	8.3%
Foreign exchange	(2.6)	(5.2)	(2.7)	(10.5)	(0.3)	(0.5)	(0.3)	(1.1)	(0.4)	(2.0)	(6.4)
Acquired	—	—	7.5	7.5	—	—	0.8	0.8	—	—	17.8
Total	$0.3	$6.1	$8.3	$14.7	—%	0.6%	0.9%	1.5%	—%	2.4%	19.7%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$23.9	$(3.2)	$0.3	$(18.1)	$2.9	6.1%	(6.1)%	0.7%	(8.8)%
Europe	1.5	9.5	0.3	—	11.3	0.9	10.4	27.3	—
APMEA	3.2	0.3	—	—	3.5	8.2	8.8	—	—
Total	$28.6	$6.6	$0.6	$(18.1)	$17.7

Americas net sales increased $0.3 million for the first six months of 2023 compared to the first six months of 2022. The change in net sales was negatively impacted by $2.6 million, or 0.4%, of foreign currency translation. Organic net sales increased $2.9 million, or 0.4%, primarily due to incremental price realization partially offset by lower volumes. The organic net sales increase was primarily in the wholesale channel due to growth across our core valve products, partially offset by decreases in the specialty channel primarily due to volume declines in our gas connectors and marine instrumentation, decreases in our radiant heating applications primarily sold through the wholesale channel, and decreases in products sold through the OEM channel into the residential end markets.

Europe net sales increased $6.1 million, or 2.4%, for the first six months of 2023 compared to the first six months of 2022. The change in net sales was negatively impacted by $5.2 million, or 2.0%, of foreign currency translation. Organic net sales increased $11.3 million, or 4.4%, primarily due to higher price realization, partially offset by lower volumes. The growth was driven from sales in our fluid solution products offset partly by a decline in our drains products.

APMEA net sales increased $8.3 million, or 19.7%, for the first six months of 2023 compared to the first six months of 2022. The change in net sales was negatively impacted by $2.7 million, or 6.4%, of foreign currency translation, which was more than offset by $7.5 million, or 17.8%, of acquired sales related to an immaterial acquisition completed in the second quarter of 2023. Organic net sales increased $3.5 million, or 8.3%, primarily due to growth in China, the Middle East and Australia.

The net decrease in sales due to foreign exchange was mostly due to unfavorable impact of the appreciation of the U.S. dollar against the euro, Canadian dollar and Chinese yuan in the first six months of 2023. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2023 and 2022 were as follows:

	Six Months Ended
	June 25, 2023	June 26, 2022

	(dollars in millions)
Gross profit	$470.9	$437.8
Gross margin	46.9%	44.2%

Gross profit and gross margin increased primarily from higher prices, favorable product mix and productivity, partially offset by inflation primarily related to labor and overhead costs and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $16.8 million, or 6.3%, in the first six months of 2023 compared to the first six months of 2022. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$16.7	6.2%
Foreign exchange	(2.7)	(1.0)
Acquired	2.8	1.0
Total	$16.8	6.2%

The organic increase was primarily due to an increase in investments of $9.0 million, including in our smart and connected initiatives and commercial excellence, general inflation of $6.3 million, and a net increase in short-term and long-term compensation accruals of $4.8 million compared to the first six months of 2022. These increases were partially offset by $3.8 million due to productivity initiatives and $2.4 million of restructuring savings. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro, Canadian dollar and Chinese yuan. The acquired SG&A costs related to an immaterial acquisition in the APMEA segment in the first six months of 2023. Total SG&A expenses, as a percentage of sales, were 28.3% in the first six months of 2023 compared to 27.0% in the first six months of 2022.

Restructuring. In the first six months of 2023, we recorded a net restructuring charge of $1.3 million, which primarily related to immaterial actions in Europe and APMEA related to severance and other cost reductions. In the first six months of 2022, we recorded a net restructuring charge of $2.7 million, which related to a 2021 French restructuring program that was approved in the second quarter of 2021 as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first six months of 2023 and 2022 was as follows:

				% Change to
	Six Months Ended			Consolidated
	June 25,	June 26,		Operating
	2023	2022	Change	Income

	(Dollars in millions)
Americas	$164.1	$143.4	$20.7	12.4%
Europe	40.7	40.7	—	—
APMEA	6.5	6.6	(0.1)	(0.1)
Corporate	(26.2)	(23.3)	(2.9)	(1.7)
Total	$185.1	$167.4	$17.7	10.6%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$21.1	$(1.7)	$1.0	$(2.9)	$17.5	12.6%	(1.0)%	0.6%	(1.7)%	10.5%	14.7%	(4.2)%	15.2%	12.4%
Foreign exchange	(0.8)	(0.5)	0.1	—	(1.2)	(0.5)	(0.3)	—	—	(0.8)	(0.6)	(1.2)	1.5	—
Acquired	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Restructuring, impairment charges	0.4	2.2	(1.2)	—	1.4	0.3	1.3	(0.7)	—	0.9	0.3	5.4	(18.2)	—
Total	$20.7	$—	$(0.1)	$(2.9)	$17.7	12.4%	—%	(0.1)%	(1.7)%	10.6%	14.4%	—%	(1.5)%	12.4%

Operating income increased $17.7 million, or 10.6%, for the first six months of 2023 compared to the first six months of 2022. Operating income was negatively impacted by $1.2 million, or 0.8%, of foreign currency translation. The increase in organic operating income of $17.5 million, or 10.5%, was due to higher price, favorable product mix, productivity, and savings from prior restructuring actions. These increases were partially offset by inflation related to labor and overhead costs, lower volume and incremental investments.

Interest income. Interest income in the first six months of 2023 increased $1.6 million compared to the first six months of 2022, primarily due to higher rates earned on our cash and cash equivalents.

Interest Expense. Interest expense in the first six months of 2023 increased $0.1 million, or 3.2%, compared to the first six months of 2022, primarily due to an increase in interest rates, partially offset by lower principal balance of debt outstanding during the first six months of 2023. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 23.6% in the first six months of 2023, from 24.3% in the first six months of 2022. The decrease primarily relates to the reduction of foreign tax liabilities associated with the repatriation of funds.

Net Income. Net income was $140.6 million, or $4.19 per common share on a diluted basis, for the first six months of 2023, compared to $124.2 million, or $3.68 per common share on a diluted basis, for the first six months of 2022. Results for the first six months of 2023 include after-tax charges of $2.3 million, or $0.07 per common share, for restructuring and acquisition related costs. Results for the first six months of 2022 include an after-tax charge of $2.0 million, or $0.06 per common share, for restructuring.

Liquidity and Capital Resources

We generated $100.5 million of net cash provided by operating activities in the first six months of 2023 compared to $44.9 million of net cash provided by operating activities in the first six months of 2022. The increase in net cash provided by operating activities was primarily related to higher net income and reduced working capital investments.

We used $23.3 million of net cash for investing activities in the first six months of 2023 compared to $12.3 million used in the first six months of 2022. We used $11.7 million more cash for the immaterial acquisition in our APMEA segment, partially offset by $1.5 million less cash used for capital expenditures in the first six months of 2023 compared to the first six months of 2022. For the second half of 2023, we expect to invest approximately $20 million to $25 million in capital expenditure as part of our ongoing commitment to improve our operating capabilities.

We used $96.9 million of net cash for financing activities during the first six months of 2023 primarily due to long-term debt repayments on our line of credit totaling $80.0 million (offset by proceeds from drawdowns of $30.0 million), tax withholding payments on vested stock awards of $15.6 million, dividend payments of $22.3 million and payments of $7.7 million to repurchase approximately 47,000 shares of Class A common stock. In the first six months of 2022, we used $33.7 million of net cash for financing activities primarily due to payments of $61.1 million to repurchase approximately 434,000 shares of Class A common stock, dividend payments of $19.3 million, tax withholding payments on vested stock awards of $12.9 million, offset by proceeds from drawdowns on our line of credit totaling $75.0 million (offset by long-term debt repayments of $15.0 million).

On March 30, 2021, we and certain of our subsidiaries entered into the Credit Agreement. The Credit Agreement amended and restated the Prior Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Credit Agreement increased our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted LIBOR rate to 0.00%. The Revolving Credit Facility under the Credit Agreement also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. On August 2, 2022, we and certain of our subsidiaries entered into Amendment No. 1 to the Credit Agreement to replace LIBOR as a reference rate for borrowings with Term SOFR. As of June 25, 2023, we had drawn down $100.0 million on this line of credit and had $12.5 million in letters of credit outstanding, which resulted in $687.5 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 25, 2023 was 6.34%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of June 25, 2023 was 2.12%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of June 25, 2023, we were in compliance with all covenants related to the Amended Credit Agreement.

As of June 25, 2023, we held $291.9 million in cash and cash equivalents. Of this amount, $183.5 million of cash and cash equivalents were held by foreign subsidiaries. We repatriated approximately $53 million of previously taxed foreign earnings in the first six months of 2023, using the majority of that cash to reduce our outstanding debt. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

Free cash flow is a non-GAAP measure that does not represent cash provided by operating activities in accordance with U.S. GAAP. Therefore, it should not be considered an alternative to net cash provided by or used in operating activities as an indication of our performance. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation. We believe free cash flow to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Six Months Ended
	June 25,	June 26,
	2023	2022

	(in millions)
Net cash provided by operating activities	$100.5	$44.9
Less: additions to property, plant, and equipment	(11.6)	(13.1)
Plus: proceeds from the sale of property, plant, and equipment	—	0.8
Free cash flow	$88.9	$32.6
Net income —as reported	$140.6	$124.2
Cash conversion rate of free cash flow to net income	63.2%	26.2%

Free cash flow improved in the first six months of 2023 when compared to the first six months of 2022 primarily driven by higher net income and reduced working capital investments.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at June 25, 2023 was (15.9%) compared to (14.3%) at December 31, 2022. The change was driven by a lower net debt balance due to a pay down of debt and higher net income contributing to an increase in stockholders’ equity at June 25, 2023 compared to December 31, 2022. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 25,	December 31,
	2023	2022

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	98.0	147.6
Less: cash and cash equivalents	(291.9)	(310.8)
Net debt	$(193.9)	$(163.2)

A reconciliation of capitalization is provided below:

	June 25,	December 31,
	2023	2022

	(in millions)
Net debt	$(193.9)	$(163.2)
Total stockholders’ equity	1,414.3	1,300.6
Capitalization	$1,220.4	$1,137.4
Net debt to capitalization ratio	(15.9)%	(14.3)%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 25, 2023 was a liability of $0.4 million.

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

There was no change in our internal control over financial reporting that occurred during the second quarter ended June 25, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022, we are party to certain litigation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended June 25, 2023, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the second quarter ended June 25, 2023.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
March 27, 2023 – April 23, 2023	255	$168.37	—	—
April 24, 2023 – May 21, 2023	2,953	$170.12	—	—
May 22, 2023 – June 25, 2023	96	$158.45	—	—
Total	3,304	$169.65	—	—

The following table includes information with respect to repurchases of our Class A common stock during the second quarter ended June 25, 2023 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
March 27, 2023 – April 23, 2023	7,433	$161.53	7,433	$173,085,299
April 24, 2023 – May 21, 2023	7,777	$164.55	7,777	$171,805,617
May 22, 2023 – June 25, 2023	8,873	$169.68	8,873	$170,299,830
Total	24,083	$165.49	24,083
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. On July 31, 2023, the Board of Directors authorized an additional stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The additional $150 million has been reflected in the maximum dollar value of shares that may yet be purchased in column (d) above. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1†	Restated Certificate of Incorporation, as amended.
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2023 (File No. 001- 11499).
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†     Filed herewith.

††   Furnished herewith.

*    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 25, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Second Quarters and Six Months ended June 25, 2023 and June 26, 2022, (iii) Consolidated Statements of Comprehensive Income for the Second Quarters and Six Months ended June 25, 2023 and June 26, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the Second Quarters and Six Months ended June 25, 2023 and June 26, 2022, (v) Consolidated Statements of Cash Flows for the Six Months ended June 25, 2023 and June 26, 2022, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: August 3, 2023	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 3, 2023	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: August 3, 2023	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)