Form 10-Q
period 2023-09-24
WATTS WATER TECHNOLOGIES INC
filed 2023-11-02
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2023
Class A Common Stock, $0.10 par value	27,367,955

Class B Common Stock, $0.10 par value	5,958,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 24,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$362.7	$310.8
Trade accounts receivable, less reserve allowances of $11.9 million at September 24, 2023 and $10.7 million at December 31, 2022	257.6	233.8
Inventories, net:
Raw materials	147.8	138.0
Work in process	21.5	21.0
Finished goods	217.1	216.6
Total Inventories	386.4	375.6
Prepaid expenses and other current assets	34.9	30.4
Total Current Assets	1,041.6	950.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	610.0	595.6
Accumulated depreciation	(416.0)	(398.8)
Property, plant and equipment, net	194.0	196.8
OTHER ASSETS:
Goodwill	590.9	592.4
Intangible assets, net	104.8	113.7
Deferred income taxes	19.5	17.8
Other, net	66.8	59.6
TOTAL ASSETS	$2,017.6	$1,930.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$121.2	$134.3
Accrued expenses and other liabilities	180.8	174.6
Accrued compensation and benefits	78.3	69.8
Total Current Liabilities	380.3	378.7
LONG-TERM DEBT	98.2	147.6
DEFERRED INCOME TAXES	11.3	26.2
OTHER NONCURRENT LIABILITIES	75.8	77.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,375,024 shares at September 24, 2023 and 27,314,679 shares at December 31, 2022	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,958,290 shares at September 24, 2023 and at December 31, 2022	0.6	0.6
Additional paid-in capital	668.6	651.9
Retained earnings	939.8	795.3
Accumulated other comprehensive loss	(159.7)	(149.9)
Total Stockholders’ Equity	1,452.0	1,300.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,017.6	$1,930.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2023	2022	2023	2022
Net sales	$504.3	$487.8	$1,508.8	$1,477.6
Cost of goods sold	269.9	269.9	803.5	821.9
GROSS PROFIT	234.4	217.9	705.3	655.7
Selling, general and administrative expenses	146.9	135.8	431.4	403.5
Restructuring	0.4	1.7	1.7	4.4
OPERATING INCOME	87.1	80.4	272.2	247.8
Other (income) expense:
Interest income	(2.3)	(0.2)	(4.0)	(0.3)
Interest expense	1.2	1.9	4.4	5.0
Other expense (income), net	0.1	(0.1)	(0.4)	0.2
Total other (income) expense	(1.0)	1.6	—	4.9
INCOME BEFORE INCOME TAXES	88.1	78.8	272.2	242.9
Provision for income taxes	22.3	20.1	65.8	60.0
NET INCOME	$65.8	$58.7	$206.4	$182.9
Basic EPS
NET INCOME PER SHARE	$1.97	$1.76	$6.17	$5.46
Weighted average number of shares	33.4	33.4	33.4	33.5
Diluted EPS
NET INCOME PER SHARE	$1.96	$1.75	$6.15	$5.43
Weighted average number of shares	33.5	33.5	33.5	33.7
Dividends declared per share	$0.36	$0.30	$1.02	$0.86

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2023	2022	2023	2022
Net income	$65.8	$58.7	$206.4	$182.9
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustments	(17.3)	(30.4)	(9.2)	(63.4)
Cash flow hedges	0.5	2.0	(0.6)	7.1
Other comprehensive loss	(16.8)	(28.4)	(9.8)	(56.3)
Comprehensive income	$49.0	$30.3	$196.6	$126.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 24, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	$1,300.6
Net income	—	—	—	—	—	206.4	—	206.4
Other comprehensive loss	—	—	—	—	—	—	(9.8)	(9.8)
Comprehensive income								196.6
Shares of Class A common stock issued upon the exercise of stock options	598	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	14.5	—	—	14.5
Stock repurchase	(68,569)	—	—	—	—	(11.7)	—	(11.7)
Net change in restricted and performance stock units	128,316	—	—	—	2.1	(15.8)	—	(13.7)
Common stock dividends	—	—	—	—	—	(34.4)	—	(34.4)
Balance at September 24, 2023	27,375,024	$2.7	5,958,290	$0.6	$668.6	$939.8	$(159.7)	$1,452.0

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 24, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 25, 2023	27,388,423	$2.7	5,958,290	$0.6	$663.6	$890.3	$(142.9)	$1,414.3
Net income	—	—	—	—	—	65.8	—	65.8
Other comprehensive loss	—	—	—	—	—	—	(16.8)	(16.8)
Comprehensive income								49.0
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	5.0	—	—	5.0
Stock repurchase	(22,013)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	8,614	—	—	—	—	(0.2)	—	(0.2)
Common stock dividends	—	—	—	—	—	(12.1)	—	(12.1)
Balance at September 24, 2023	27,375,024	$2.7	5,958,290	$0.6	$668.6	$939.8	$(159.7)	$1,452.0

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 25, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	$1,173.2
Net income	—	—	—	—	—	182.9	—	182.9
Other comprehensive loss	—	—	—	—	—	—	(56.3)	(56.3)
Comprehensive income								126.6
Shares of Class B common stock converted to Class A common stock	16,000	—	(16,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	13.2	—	—	13.2
Stock repurchase	(462,956)	(0.1)	—	—	—	(65.0)	—	(65.1)
Net change in restricted and performance stock units	154,313	—	—	—	2.0	(13.0)	—	(11.0)
Common stock dividends	—	—	—	—	—	(29.4)	—	(29.4)
Balance at September 25, 2022	27,294,207	$2.7	6,008,290	$0.6	$646.6	$741.4	$(183.6)	$1,207.7

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 25, 2022)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 25, 2022	27,297,954	$2.7	6,024,290	$0.6	$641.6	$696.8	$(155.2)	$1,186.5
Net income	—	—	—	—	—	58.7	—	58.7
Other comprehensive loss	—	—	—	—	—	—	(28.4)	(28.4)
Comprehensive income								30.3
Shares of Class B common stock converted to Class A common stock	16,000	—	(16,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5.0	—	—	5.0
Stock repurchase	(29,333)	—	—	—	—	(3.9)	—	(3.9)
Net change in restricted and performance stock units	9,586	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(10.1)	—	(10.1)
Balance at September 25, 2022	27,294,207	$2.7	6,008,290	$0.6	$646.6	$741.4	$(183.6)	$1,207.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 24,	September 25,
	2023	2022
OPERATING ACTIVITIES
Net income	$206.4	$182.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.8	21.5
Amortization of intangibles	9.0	9.1
Loss on disposal and impairment of long-lived asset	0.2	1.4
Stock-based compensation	14.5	13.2
Deferred income tax	(16.9)	(5.9)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(19.1)	(51.0)
Inventories	(3.7)	(73.6)
Prepaid expenses and other assets	(5.6)	(4.1)
Accounts payable, accrued expenses and other liabilities	(5.7)	(7.2)
Net cash provided by operating activities	200.9	86.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(19.0)	(20.2)
Proceeds from the sale of property, plant and equipment	—	0.9
Business acquisitions, net of cash acquired	(12.1)	—
Net cash used in investing activities	(31.1)	(19.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	30.0	85.0
Payments of long-term debt	(80.0)	(45.0)
Payments for withholding taxes on vested awards	(15.8)	(13.0)
Payments for finance leases and other	(2.0)	(1.4)
Proceeds from share transactions under employee stock plans	0.1	0.2
Payments to repurchase common stock	(11.7)	(65.1)
Dividends	(34.4)	(29.4)
Net cash used in financing activities	(113.8)	(68.7)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(20.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51.9	(22.5)
Cash and cash equivalents at beginning of year	310.8	242.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$362.7	$219.5

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$19.8	$—
Cash paid, net of cash acquired	12.1	—
Liabilities assumed	$7.7	$—

Issuance of stock under management stock purchase plan	$0.4	$0.3

CASH PAID FOR:
Interest	$3.8	$4.1
Income taxes	$86.9	$67.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of September 24, 2023, the Consolidated Statements of Operations for the Third Quarters and Nine Months ended September 24, 2023 and September 25, 2022, the Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months ended September 24, 2023 and September 25, 2022, the Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months ended September 24, 2023 and September 25, 2022, and the Consolidated Statements of Cash Flows for the Nine Months ended September 24, 2023 and September 25, 2022.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the third quarter ended September 24, 2023, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $16.8 million and $18.6 million for the third quarters of 2023 and 2022, respectively, and were $50.7 million and $54.7 million for the first nine months of 2023 and 2022, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $15.2 million and $14.2 million for the third quarters of 2023 and 2022, respectively, and were $47.3 million and $38.4 million for the first nine months of 2023 and 2022, respectively.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the third quarter ended September 24, 2023				For the nine months ended September 24, 2023
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$211.8	$71.6	$22.6	$306.0	$622.6	$234.6	$62.0	$919.2
OEM	25.0	48.0	1.5	74.5	74.4	147.6	5.0	227.0
Specialty	96.0	—	9.0	105.0	284.0	—	16.6	300.6
DIY	18.2	0.6	—	18.8	60.1	1.9	—	62.0
Total	$351.0	$120.2	$33.1	$504.3	$1,041.1	$384.1	$83.6	$1,508.8

	For the third quarter ended September 24, 2023				For the nine months ended September 24, 2023
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$212.9	$38.6	$28.5	$280.0	$634.4	$131.2	$69.7	$835.3
HVAC and Gas Products	82.8	60.0	3.8	146.6	246.3	187.4	11.5	445.2
Drainage and Water Re-use Products	28.0	20.8	0.6	49.4	78.9	62.7	1.8	143.4
Water Quality Products	27.3	0.8	0.2	28.3	81.5	2.8	0.6	84.9
Total	$351.0	$120.2	$33.1	$504.3	$1,041.1	$384.1	$83.6	$1,508.8

	For the third quarter ended September 25, 2022				For the nine months ended September 25, 2022
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$200.0	$69.0	$23.0	$292.0	$589.1	$233.9	$61.8	$884.8
OEM	25.5	43.4	1.9	70.8	78.1	135.2	5.3	218.6
Specialty	105.7	—	—	105.7	312.0	—	—	312.0
DIY	18.6	0.7	—	19.3	60.4	1.8	—	62.2
Total	$349.8	$113.1	$24.9	$487.8	$1,039.6	$370.9	$67.1	$1,477.6

	For the third quarter ended September 25, 2022				For the nine months ended September 25, 2022
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$196.0	$36.8	$19.2	$252.0	$586.0	$129.1	$53.6	$768.7
HVAC and Gas Products	91.3	53.7	4.4	149.4	276.3	171.6	10.4	458.3
Drainage and Water Re-use Products	30.0	21.6	0.9	52.5	82.6	67.1	2.1	151.8
Water Quality Products	32.5	1.0	0.4	33.9	94.7	3.1	1.0	98.8
Total	$349.8	$113.1	$24.9	$487.8	$1,039.6	$370.9	$67.1	$1,477.6

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

4. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2023 -
	January 1,	the	September 24,	January 1,	Loss During	September 24,	September 24,	September 24,
	2023	Period	2023	2023	the Period	2023	2023	2023

	(in millions)
Americas	$490.3	$—	$490.3	$(24.5)	$—	$(24.5)	$—	$465.8
Europe	236.7	—	236.7	(129.7)	—	(129.7)	(0.8)	106.2
APMEA	32.5	0.6	33.1	(12.9)	—	(12.9)	(1.3)	18.9
Total	$759.5	$0.6	$760.1	$(167.1)	$—	$(167.1)	$(2.1)	$590.9

During the second quarter, the Company completed the acquisition of the primary business assets of Enware Australia Pty Ltd (“Enware”) within the APMEA region, resulting in $0.6 million of goodwill. The acquisition of Enware was not considered material to the Company’s consolidated financial statements.

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

Intangible assets include the following:

	September 24, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	174.8	(124.1)	50.7	175.1	(118.6)	56.5
Technology	53.2	(43.3)	9.9	53.2	(40.5)	12.7
Trade names	20.7	(11.8)	8.9	19.8	(10.8)	9.0
Other	1.1	(0.7)	0.4	1.1	(0.6)	0.5
Total amortizable intangibles	254.8	(184.9)	69.9	254.2	(175.5)	78.7
Indefinite-lived intangible assets	34.9	—	34.9	35.0	—	35.0
	$289.7	$(184.9)	$104.8	$289.2	$(175.5)	$113.7

Aggregate amortization expense for amortized intangible assets for the third quarters ended September 24, 2023 and September 25, 2022 was $3.0 million for both periods, and for the first nine months of 2023 and 2022 was $9.0 million and $9.1 million, respectively.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2023	2022	2023	2022

	(in millions)
Restructuring costs:
2021 France Actions	$—	$0.4	$—	$2.7
Other Actions	0.4	1.3	1.7	1.7
Total restructuring charges	$0.4	$1.7	$1.7	$4.4

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2023	2022	2023	2022

	(in millions)
Americas	$0.4	$0.4	$0.5	$0.8
Europe	—	1.3	0.1	3.7
APMEA	—	—	1.1	(0.1)
Total	$0.4	$1.7	$1.7	$4.4

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

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the period ended September 24, 2023 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2022	$1.9	$—	$—	$—	$1.9
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.6)	—	—	—	(0.6)
Balance at March 26, 2023	$1.3	$—	$—	$—	$1.3
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.7)	—	—	—	(0.7)
Balance at June 25, 2023	$0.6	$—	$—	$—	$0.6
Net pre-tax restructuring charges	—	—	—	—	—
Utilization and foreign currency impact	(0.5)	—	—	—	(0.5)
Balance at September 24, 2023	$0.1	$—	$—	$—	$0.1

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the third quarter ended September 24, 2023, were primarily immaterial actions taken in the Americas segment related to the approved closure of a facility and consolidation of the related production into an existing facility. The facility exit is expected to be completed in the fourth quarter of 2023 and includes total expected costs of $1.6 million, of which $0.6 million for severance and related costs were recognized in the third quarter ended September 24, 2023. The program includes the sale of the facility which is expected to be completed in the first half of 2024 and will generate cash proceeds and an expected gain on sale.

In the nine months ended September 24, 2023, $1.1 million of restructuring charges were recognized in the APMEA segment related to Enware acquisition primarily for severance costs within the Enware restructuring program. The total program costs are estimated to be $2 million in restructuring charges and the remaining $0.9 million in other exit costs are expected to be incurred through the first quarter of 2024.

6. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 24, 2023			For the Third Quarter Ended September 25, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$65.8	33.4	$1.97	$58.7	33.4	$1.76
Effect of dilutive securities:
Common stock equivalents		0.1	(0.01)		0.1	(0.01)
Diluted EPS:
Net income	$65.8	33.5	$1.96	$58.7	33.5	$1.75

	For the Nine Months Ended September 24, 2023			For the Nine Months Ended September 25, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$206.4	33.4	$6.17	$182.9	33.5	$5.46
Effect of dilutive securities:
Common stock equivalents		0.1	(0.02)		0.2	(0.03)
Diluted EPS:
Net income	$206.4	33.5	$6.15	$182.9	33.7	$5.43

There were no options to purchase Class A common stock outstanding during the third quarters and nine months ended September 24, 2023 or September 25, 2022 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. On July 31, 2023, the Board of Directors authorized a new stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan which permits shares to be repurchased under both stock repurchase programs when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase programs may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase programs. As of September 24, 2023, there was $16.3 million remaining authorized for share repurchases under the 2019 repurchase program. The Company had not made any share repurchases under the 2023 repurchase program as of September 24, 2023.

For the third quarters ended September 24, 2023 and September 25, 2022, the Company repurchased 22,013 shares for $4.0 million and 29,333 shares for $3.9 million, respectively. For the nine months ended September 24, 2023 and September 25, 2022, the Company repurchased 68,569 shares for $11.7 million and 462,956 shares for $65.1 million, respectively.

7. Stock-Based Compensation

The Company granted 43,454 and 55,047 units of deferred stock awards during the first nine months of 2023 and 2022, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 36,076 and 40,014 performance stock units during the first nine months of 2023 and 2022, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 26,645 and 28,711 restricted stock units (“RSUs”) during the first nine months of 2023 and 2022, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2023	2022	2023	2022

	(in millions)
Net sales
Americas	$351.0	$349.8	$1,041.1	$1,039.6
Europe	120.2	113.1	384.1	370.9
APMEA	33.1	24.9	83.6	67.1
Consolidated net sales	$504.3	$487.8	$1,508.8	$1,477.6
Operating income (loss)
Americas	$85.7	$76.2	$249.8	$219.6
Europe	12.5	12.6	53.2	53.3
APMEA	5.4	4.1	11.9	10.7
Subtotal reportable segments	103.6	92.9	314.9	283.6
Corporate(*)	(16.5)	(12.5)	(42.7)	(35.8)
Consolidated operating income	87.1	80.4	272.2	247.8
Interest income	(2.3)	(0.2)	(4.0)	(0.3)
Interest expense	1.2	1.9	4.4	5.0
Other expense (income), net	0.1	(0.1)	(0.4)	0.2
Income before income taxes	$88.1	$78.8	$272.2	$242.9
Capital expenditures
Americas	$5.4	$3.2	$13.5	$11.0
Europe	1.7	3.8	4.8	8.7
APMEA	0.3	0.1	0.7	0.5
Consolidated capital expenditures	$7.4	$7.1	$19.0	$20.2
Depreciation and amortization
Americas	$7.5	$7.3	$22.0	$21.0
Europe	2.4	2.4	7.1	8.0
APMEA	0.6	0.5	1.7	1.6
Consolidated depreciation and amortization	$10.5	$10.2	$30.8	$30.6
Identifiable assets (at end of period)
Americas			$1,292.2	$1,220.8
Europe			571.0	539.7
APMEA			154.4	125.1
Consolidated identifiable assets			$2,017.6	$1,885.6
Property, plant and equipment, net (at end of period)
Americas			$123.5	$122.0
Europe			66.3	62.9
APMEA			4.2	4.2
Consolidated property, plant and equipment, net			$194.0	$189.1

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

The property, plant and equipment, net in the U.S. of the Company’s Americas segment was $118.5 million and $117.1 million as of September 24, 2023 and September 25, 2022, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2023	2022	2023	2022

	(in millions)
U.S. net sales	$328.7	$327.1	$976.0	$973.5

The following includes intersegment sales for Americas, Europe and APMEA:

	Third Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2023	2022	2023	2022

	(in millions)
Intersegment Sales
Americas	$1.4	$2.5	$5.5	$7.9
Europe	6.0	6.2	19.9	20.2
APMEA	16.8	10.8	67.4	63.2
Intersegment sales	$24.2	$19.5	$92.8	$91.3

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2022	$(157.0)	$7.1	$(149.9)
Change in period	4.4	(1.7)	2.7
Balance March 26, 2023	$(152.6)	$5.4	$(147.2)
Change in period	3.7	0.6	4.3
Balance June 25, 2023	$(148.9)	$6.0	$(142.9)
Change in period	(17.3)	0.5	(16.8)
Balance September 24, 2023	$(166.2)	$6.5	$(159.7)

Balance December 31, 2021	$(127.9)	$0.6	$(127.3)
Change in period	(9.4)	3.5	(5.9)
Balance March 27, 2022	$(137.3)	$4.1	$(133.2)
Change in period	(23.6)	1.6	(22.0)
Balance June 26, 2022	$(160.9)	$5.7	$(155.2)
Change in period	(30.4)	2.0	(28.4)
Balance September 25, 2022	$(191.3)	$7.7	$(183.6)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 11 for further details.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of September 24, 2023, the Company had drawn down $100.0 million on this line of credit and had $12.5 million in letters of credit outstanding, which resulted in $687.5 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to the Company's consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 24, 2023 was 6.50%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of September 24, 2023 was 2.12%. As of September 24, 2023, the Company was in compliance with all covenants related to the Amended Credit Agreement.

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

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $12.5 million as of September 24, 2023. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

11. Financial Instruments and Derivative Instruments

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s variable rate debt under the Revolving Credit Facility approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of September 24, 2023 and December 31, 2022:

	Fair Value Measurement at September 24, 2023 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.1	$2.1	$—	$—
Interest rate swap(2)	$9.0	$—	$9.0	$—
Total assets	$11.1	$2.1	$9.0	$—
Liabilities
Plan liability for deferred compensation(3)	$2.1	$2.1	$—	$—
Contingent consideration(5)	$2.5	$—	$—	$2.5
Total liabilities	$4.6	$2.1	$—	$2.5

	Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$1.9	$1.9	$—	$—
Interest rate swap(2)	$9.3	$—	$9.3	$—
Designated foreign currency hedges(4)	$0.2	$—	$0.2	$
Total assets	$11.4	$1.9	$9.5	$—
Liabilities
Plan liability for deferred compensation(3)	$1.9	$1.9	$—	$—
Contingent consideration(5)	$2.5	$—	$—	$2.5
Total liabilities	$4.4	$1.9	$—	$2.5
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)

As of September 24, 2023, $4.1 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $4.9 million classified in other assets (other, net). As of December 31, 2022, $3.5 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $5.8 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(5)As of September 24, 2023 and December 31, 2022, contingent consideration of $2.5 million related to an immaterial acquisition. The September 24, 2023 liability was classified in accrued expenses and other liabilities, and the December 31, 2022 liability was classified in other noncurrent liabilities on the Company’s consolidated balance sheet.

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

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1 floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The swap matures on March 30, 2026. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the third quarter and nine months ended September 24, 2023, a net gain of $0.3 million and a net loss of $0.2 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of September 24, 2023, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of September 24, 2023 for the Canadian dollar to U.S. dollar contracts was $15.7 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 24, 2023 was a liability of less than $0.1 million. As of September 24, 2023, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a loss of $0.1 million.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at September 24, 2023 are consistent with those discussed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of September 24, 2023, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $3.3 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation (“RI”) report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA both issued comments on the draft FS, which the Group is currently addressing. A revised FS report was due to USEPA on October 22, 2023, but this date has been deferred with USEPA’s consent until all Agency comments are resolved. Comments and final approval from the EPA are required to complete the FS process.

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

13. Subsequent Events

On October 30, 2023, the Company declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2023 to stockholders of record on December 1, 2023.

Business Acquisition

On October 23, 2023, the Company completed the acquisition of Bradley Corporation (“Bradley”) in a share purchase transaction. The aggregate purchase price, including an estimated working capital adjustment, was approximately $303 million and is subject to a final post-closing working capital adjustment. The Company funded the transaction with $210 million of borrowings under the Credit Agreement with the remainder being funded by cash on hand. The purchase price allocation for Bradley has not yet been completed and the Company will account for the transaction as a business combination in the fourth quarter of 2023.

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

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. We have completed 13 acquisitions since 2013. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings.

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

Global economic indicators are mixed and the economic environment for the remainder of 2023 and into 2024 continues to be uncertain. High interest rates, lending tightening and inflation may impact new construction. We continue to experience inflation across our labor and overhead costs. The European economy is showing signs of weakening, China’s economy has decelerated, and geo-political risks have heightened. Despite these anticipated challenges and uncertainties, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the third quarter ended September 24, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact of supply chain and logistics disruption risks to the Company, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Overview

Third quarter 2023 sales increased 3.4%, or $16.5 million, on a reported basis, and were flat organically with low-single digit organic growth in the Americas and APMEA offset by a low-single digit organic decline in Europe. The reported sales increase included acquired sales of $9.0 million and a net favorable impact of foreign exchange of 1.2%, or $6.0 million. Operating income of $87.1 million increased by $6.7 million, or 8.3%, in the third quarter of 2023 as compared to the third quarter of 2022. This increase was primarily driven by favorable price, product mix, productivity, and cost savings from prior restructuring actions, partially offset by inflation, lower volume and incremental investments.

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

Recent Developments

On October 30, 2023, we declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2023 to stockholders of record on December 1, 2023.

On October 23, 2023, we completed the acquisition of Bradley Corporation (“Bradley”) in a share purchase transaction. The aggregate purchase price, including an estimated working capital adjustment, was approximately $303.0 million and is subject to a final post-closing working capital adjustment. We funded the transaction with $210 million of borrowings under our Credit Agreement with the remainder being funded by cash on hand. We will account for the transaction as a business combination in the fourth quarter of 2023.

Bradley is based in Menomonee Falls, WI, and is a trusted provider and manufacturer of commercial washroom and emergency safety products serving commercial (primarily institutional) and industrial end markets for over 100 years. Bradley offers a comprehensive product portfolio that includes plumbing fixtures, washroom accessories and emergency safety products to a diverse customer base. Bradley has annual net sales of approximately $200 million. The acquisition of Bradley aligns with our strategy to enhance our product offerings, drive growth and serve our customers.

Results of Operations

Third Quarter Ended September 24, 2023 Compared to Third Quarter Ended September 25, 2022

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2023 and 2022 were as follows:

	Third Quarter Ended		Third Quarter Ended			% Change to
	September 24, 2023		September 25, 2022			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$351.0	69.6%	$349.8	71.7%	$1.2	0.2%
Europe	120.2	23.8	113.1	23.2	7.1	1.5
APMEA	33.1	6.6	24.9	5.1	8.2	1.7
Total	$504.3	100.0%	$487.8	100.0%	$16.5	3.4%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$1.9	$(0.6)	$0.2	$1.5	0.4%	(0.1)%	0.1%	0.4%	0.5%	(0.5)%	0.8%
Foreign exchange	(0.7)	7.7	(1.0)	6.0	(0.2)	1.6	(0.2)	1.2	(0.2)	6.8	(4.0)
Acquired	—	—	9.0	9.0	—	—	1.8	1.8	—	—	36.1
Total	$1.2	$7.1	$8.2	$16.5	0.2%	1.5%	1.7%	3.4%	0.3%	6.3%	32.9%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$12.4	$(0.4)	$(0.4)	$(9.7)	$1.9	6.2%	(1.6)%	(2.2)%	(9.2)%
Europe	(1.8)	1.4	(0.2)	—	(0.6)	(2.6)	3.2	(28.6)	—
APMEA	0.5	(0.3)	—	—	0.2	2.2	(15.8)	—	—
Total	$11.1	$0.7	$(0.6)	$(9.7)	$1.5

Americas net sales increased $1.2 million, or 0.3%, for the third quarter of 2023 compared to the third quarter of 2022. The change in net sales was negatively impacted by $0.7 million, or 0.2%, of foreign currency translation. Organic net sales increased $1.9 million, or 0.5%, primarily due to incremental price realization partially offset by lower volumes. The organic net sales increase was primarily due to growth across our core valve products in the wholesale channel. This increase was partially offset by declines in the specialty channel due to the volume declines in our gas connectors and marine instrumentation, as well as declines in our radiant heating products sold through the wholesale and DIY channels.

Europe net sales increased $7.1 million, or 6.3%, for the third quarter of 2023 compared to the third quarter of 2022. The change in net sales was positively impacted by $7.7 million, or 6.8%, of foreign currency translation. Organic net sales decreased $0.6 million, or 0.5%, primarily due to lower volumes partially offset by higher price realization. The organic net sales decline was primarily in the wholesale channel due to the volume declines in our drains products partially offset by growth in our fluid solutions products, including sales of our HVAC products within the OEM markets in Germany.

APMEA net sales increased $8.2 million, or 32.9%, for the third quarter of 2023 compared to the third quarter of 2022. The change in net sales was negatively impacted by $1.0 million, or 4.0%, of foreign currency translation, which was more than offset by $9.0 million, or 36.1%, of acquired sales related to an immaterial acquisition completed in the second quarter of 2023. Organic net sales increased $0.2 million, or 0.8%, primarily due to growth in the Middle East and Australia, which were mostly offset by declines in China.

The net increase in sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the euro, partially offset by the unfavorable impact of the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan in the third quarter of 2023. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2023 and 2022 were as follows:

	Third Quarter Ended
	September 24, 2023	September 25, 2022

	(dollars in millions)
Gross profit	$234.4	$217.9
Gross margin	46.5%	44.7%

Gross profit and gross margin increased primarily from higher price, favorable product mix and productivity, partially offset by inflation and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $11.1 million, or 8.1%, in the third quarter of 2023 compared to the third quarter of 2022. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$6.8	5.0%
Foreign exchange	1.4	1.0
Acquired	2.9	2.1
Total	$11.1	8.1%

The organic increase was primarily due to an increase in investments of $5.6 million, including in our smart and connected initiatives and commercial excellence, general inflation of $3.5 million, $2.8 million of acquisition-related costs, and higher travel and marketing costs of $1.7 million compared to the third quarter of 2022. These increases were partially offset by $3.5 million from productivity initiatives, $1.8 million reduction in freight costs and $1.4 million of restructuring savings. The increase in foreign exchange was mainly due to the depreciation of the U.S. dollar against the euro, partially offset by the U.S. dollar appreciation against the Canadian dollar and Chinese yuan. The acquired SG&A costs related to an immaterial acquisition in the APMEA segment in the second quarter of 2023. Total SG&A expenses, as a percentage of sales, were 29.1% in the third quarter of 2023 compared to 27.8% in the third quarter of 2022.

Restructuring. In the third quarter of 2023, we recorded a net restructuring charge of $0.4 million, which primarily related to an immaterial program approved in the Americas involving a planned facility exit and the related severance and other costs incurred. In the third quarter of 2022, we recorded a net restructuring charge of $1.7 million related to a 2021 French restructuring program as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas. For a more detailed description of our current restructuring plans, see Note 5 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the third quarters of 2023 and 2022 was as follows:

				% Change to
	Third Quarter Ended			Consolidated
	September 24,	September 25,		Operating
	2023	2022	Change	Income

	(dollars in millions)
Americas	$85.7	$76.2	$9.5	11.8%
Europe	12.5	12.6	(0.1)	(0.1)
APMEA	5.4	4.1	1.3	1.6
Corporate	(16.5)	(12.5)	(4.0)	(5.0)
Total	$87.1	$80.4	$6.7	8.3%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$9.8	$(2.2)	$1.0	$(4.0)	$4.6	12.2%	(2.7)%	1.2%	(5.0)%	5.7%	12.9%	(17.5)%	24.4%	32.0%
Foreign exchange	(0.3)	0.8	(0.3)	—	0.2	(0.4)	1.0	(0.4)	—	0.2	(0.4)	6.3	(7.3)	—
Acquired	—	—	0.6	—	0.6	—	—	0.8	—	0.8	—	—	14.6	—
Restructuring, impairment charges	—	1.3	—	—	1.3	—	1.6	—	—	1.6	—	10.3	—	—
Total	$9.5	$(0.1)	$1.3	$(4.0)	$6.7	11.8%	(0.1)%	1.6%	(5.0)%	8.3%	12.5%	(0.9)%	31.7%	32.0%

Operating income increased $6.7 million, or 8.3%, for the third quarter of 2023 compared to the third quarter of 2022. Operating income was positively impacted by $0.2 million, or 0.2%, of foreign currency translation. The increase in organic operating income of $4.6 million, or 5.7%, was due to higher price, favorable product mix, productivity, and savings from prior restructuring actions. These increases were partially offset by inflation, lower volume, incremental investments, and acquisition-related costs.

Interest income. Interest income in the third quarter of 2023 increased $2.1 million compared to the third quarter of 2022, primarily due to higher rates earned on our cash and cash equivalents.

Interest Expense. Interest expense in the third quarter of 2023 decreased $0.7 million compared to the third quarter of 2022, primarily due to a lower principal balance of debt outstanding during the third quarter of 2023, partially offset by an increase in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased slightly to 25.3% in the third quarter of 2023, from 25.5% in the third quarter of 2022.

Net Income. Net income was $65.8 million, or $1.96 per common share on a diluted basis, for the third quarter of 2023, compared to $58.7 million, or $1.75 per common share on a diluted basis, for the third quarter of 2022. Results for the third quarter of 2023 included after-tax charges of $2.6 million, or $0.08 per common share, for restructuring and acquisition-related costs. Results for the third quarter of 2022 include an after-tax charge of $1.3 million, or $0.04 per common share, for restructuring.

Nine Months Ended September 24, 2023 Compared to Nine Months Ended September 25, 2022

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the nine months of 2023 and 2022 were as follows:

	Nine Months Ended		Nine Months Ended			% Change to
	September 24, 2023		September 25, 2022			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,041.1	69.0%	$1,039.6	70.4%	$1.5	0.1%
Europe	384.1	25.5	370.9	25.1	13.2	0.9
APMEA	83.6	5.5	67.1	4.5	16.5	1.1
Total	$1,508.8	100.0%	$1,477.6	100.0%	$31.2	2.1%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$4.7	$10.7	$3.7	$19.1	0.3%	0.7%	0.3%	1.3%	0.5%	2.9%	5.5%
Foreign exchange	(3.2)	2.5	(3.7)	(4.4)	(0.2)	0.2	(0.3)	(0.3)	(0.4)	0.7	(5.5)
Acquired	—	—	16.5	16.5	—	—	1.1	1.1	—	—	24.6
Total	$1.5	$13.2	$16.5	$31.2	0.1%	0.9%	1.1%	2.1%	0.1%	3.6%	24.6%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$36.3	$(3.6)	$(0.2)	$(27.8)	$4.7	6.2%	(4.6)%	(0.3)%	(8.9)%
Europe	(0.3)	10.9	0.1	—	10.7	(0.1)	8.1	5.6	—
APMEA	3.7	—	—	—	3.7	6.0	—	—	—
Total	$39.7	$7.3	$(0.1)	$(27.8)	$19.1

Americas net sales increased $1.5 million, or 0.1%, for the first nine months of 2023 compared to the first nine months of 2022. The change in net sales was negatively impacted by $3.2 million, or 0.4%, of foreign currency translation. Organic net sales increased $4.7 million, or 0.5%, primarily due to incremental price realization partially offset by lower volumes. The organic net sales increase was primarily in the wholesale channel due to growth across our core valve products, mostly offset by decreases in the specialty channel primarily due to volume declines in our gas connectors and marine instrumentation, decreases in our radiant heating applications primarily sold through the wholesale channel, and decreases in products sold through the OEM channel into the residential end markets.

Europe net sales increased $13.2 million, or 3.6%, for the first nine months of 2023 compared to the first nine months of 2022. The change in net sales was positively impacted by $2.5 million, or 0.7%, of foreign currency translation. Organic net sales increased $10.7 million, or 2.9%, primarily due to higher price realization, partially offset by lower volumes. The growth was driven from sales in our fluid solution products, including sales of our HVAC products within the OEM markets in Germany, offset partly by a decline in our drains products.

APMEA net sales increased $16.5 million, or 24.6%, for the first nine months of 2023 compared to the first nine months of 2022. The change in net sales was negatively impacted by $3.7 million, or 5.5%, of foreign currency translation, which was more than offset by $16.5 million, or 24.6%, of acquired sales related to an immaterial acquisition completed in the second quarter of 2023. Organic net sales increased $3.7 million, or 5.5%, primarily due to growth in the Middle East and Australia, partially offset by declines in China.

The net decrease in sales due to foreign exchange was mostly due to the unfavorable impact of the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan, partially offset by the favorable impact of the depreciation of the U.S. dollar against the euro in the first nine months of 2023. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2023 and 2022 were as follows:

	Nine Months Ended
	September 24, 2023	September 25, 2022

	(dollars in millions)
Gross profit	$705.3	$655.7
Gross margin	46.7%	44.4%

Gross profit and gross margin increased primarily from higher prices, favorable product mix and productivity, partially offset by inflation and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $27.9 million, or 7.0%, in the first nine months of 2023 compared to the first nine months of 2022. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$23.4	5.8%
Foreign exchange	(1.2)	(0.2)
Acquired	5.7	1.4
Total	$27.9	7.0%

The organic increase was primarily due to an increase in investments of $14.6 million, including in our smart and connected initiatives and commercial excellence, general inflation of $9.8 million, a net increase in short-term and long-term compensation accruals of $5.3 million, higher travel and marketing costs of $3.8 million, and $3.0 million of acquisition-related costs, compared to the first nine months of 2022. These increases were partially offset by $6.0 million due to productivity initiatives, $3.6 million reduction in freight costs and $3.8 million of restructuring savings. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against Canadian dollar and Chinese yuan, partially offset by the depreciation of the U.S. dollar against the euro. The acquired SG&A costs related to an immaterial acquisition in the APMEA segment in the first nine months of 2023. Total SG&A expenses, as a percentage of sales, were 28.6% in the first nine months of 2023 compared to 27.3% in the first nine months of 2022.

Restructuring. In the first nine months of 2023, we recorded a net restructuring charge of $1.7 million, which primarily related to immaterial actions in all regions related to severance and other cost reductions. In the first nine months of 2022, we recorded a net restructuring charge of $4.4 million, which related to a 2021 French restructuring program that was approved in the second quarter of 2021 as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas. For a more detailed description of our current restructuring plans, see Note 6 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income (loss) by segment for the first nine months of 2023 and 2022 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 24,	September 25,		Operating
	2023	2022	Change	Income

	(Dollars in millions)
Americas	$249.8	$219.6	$30.2	12.2%
Europe	53.2	53.3	(0.1)	—
APMEA	11.9	10.7	1.2	0.5
Corporate	(42.7)	(35.8)	(6.9)	(2.8)
Total	$272.2	$247.8	$24.4	9.9%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$31.0	$(3.9)	$1.9	$(6.9)	$22.1	12.5%	(1.6)%	0.8%	(2.8)%	8.9%	14.1%	(7.3)%	17.8%	19.3%
Foreign exchange	(1.1)	0.2	(0.1)	—	(1.0)	(0.4)	0.1	—	—	(0.3)	(0.5)	0.4	(1.0)	—
Acquired	—	—	0.6	—	0.6	—	—	0.2	—	0.2	—	—	5.6	—
Restructuring, impairment charges	0.3	3.6	(1.2)	—	2.7	0.1	1.5	(0.5)	—	1.1	0.2	6.7	(11.2)	—
Total	$30.2	$(0.1)	$1.2	$(6.9)	$24.4	12.2%	—%	0.5%	(2.8)%	9.9%	13.8%	(0.2)%	11.2%	19.3%

Operating income increased $24.4 million, or 9.9%, for the first nine months of 2023 compared to the first nine months of 2022. Operating income was negatively impacted by $1.0 million, or 0.3%, of foreign currency translation. The increase in organic operating income of $22.1 million, or 8.9%, was due to higher price, favorable product mix, productivity, and savings from prior restructuring actions. These increases were partially offset by inflation, lower volume, incremental investments and acquisition-related costs.

Interest income. Interest income in the first nine months of 2023 increased $3.7 million compared to the first nine months of 2022, primarily due to higher rates earned on our cash and cash equivalents.

Interest Expense. Interest expense in the first nine months of 2023 decreased $0.6 million, compared to the first nine months of 2022, primarily due to lower principal balance of debt outstanding during the first nine months of 2023, partially offset by an increase in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Income Taxes. Our effective income tax rate decreased to 24.2% in the first nine months of 2023, from 24.7% in the first nine months of 2022. The decrease primarily relates to the reduction of foreign tax liabilities associated with the repatriation of funds.

Net Income. Net income was $206.4 million, or $6.15 per common share on a diluted basis, for the first nine months of 2023, compared to $182.9 million, or $5.43 per common share on a diluted basis, for the first nine months of 2022. Results for the first nine months of 2023 include after-tax charges of $4.8 million, or $0.15 per common share, for restructuring and acquisition-related costs. Results for the first nine months of 2022 include an after-tax charge of $3.3 million, or $0.10 per common share, for restructuring.

Liquidity and Capital Resources

We generated $200.9 million of net cash provided by operating activities in the first nine months of 2023 compared to $86.3 million of net cash provided by operating activities in the first nine months of 2022. The increase in net cash provided by operating activities was primarily related to higher net income and reduced working capital investments.

We used $31.1 million of net cash for investing activities in the first nine months of 2023 compared to $19.3 million used in the first nine months of 2022. We used $12.1 million more cash for the immaterial acquisition in our APMEA segment, partially offset by $0.3 million less cash used for net capital expenditures in the first nine months of 2023 compared to the first nine months of 2022. During the fourth quarter of 2023, we expect to invest approximately $10 million to $15 million in capital expenditure as part of our ongoing commitment to improve our operating capabilities.

We used $113.8 million of net cash for financing activities during the first nine months of 2023 primarily due to long-term debt repayments on our line of credit totaling $80.0 million (offset by proceeds from drawdowns of $30.0 million), tax withholding payments on vested stock awards of $15.8 million, dividend payments of $34.4 million and payments of $11.7 million to repurchase approximately 69,000 shares of Class A common stock. In the first nine months of 2022, we used $68.7 million of net cash for financing activities primarily due to payments of $65.1 million to repurchase approximately 463,000 shares of Class A common stock, dividend payments of $29.4 million, tax withholding payments on vested stock awards of $13.0 million, offset by proceeds from drawdowns on our line of credit totaling $85.0 million (offset by long-term debt repayments of $45.0 million).

On March 30, 2021, we and certain of our subsidiaries entered into the Credit Agreement. The Credit Agreement amended and restated the Prior Credit Agreement to extend the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. Among other changes, the Credit Agreement increased our maximum consolidated leverage ratio (including both the base ratio and the ratio permitted during temporary step-ups following certain acquisitions), adjusted certain fees to reflect market conditions and reduced the 1.00% floor on the adjusted LIBOR rate to 0.00%. The Revolving Credit Facility under the Credit Agreement also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. On August 2, 2022, we and certain of our subsidiaries entered into Amendment No. 1 to the Credit Agreement to replace LIBOR as a reference rate for borrowings with Term SOFR. As of September 24, 2023, we had drawn down $100.0 million on this line of credit and had $12.5 million in letters of credit outstanding, which resulted in $687.5 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, determined by reference to our consolidated leverage ratio, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 24, 2023 was 6.50%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of September 24, 2023 was 2.12%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Amended Credit Agreement matures on March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of September 24, 2023, we were in compliance with all covenants related to the Amended Credit Agreement.

As of September 24, 2023, we held $362.7 million in cash and cash equivalents. Of this amount, $206.7 million of cash and cash equivalents were held by foreign subsidiaries. We repatriated approximately $53 million of previously taxed foreign earnings in the first nine months of 2023, using the majority of that cash to reduce our outstanding debt. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent is to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow is provided below:

	Nine Months Ended
	September 24,	September 25,
	2023	2022

	(in millions)
Net cash provided by operating activities	$200.9	$86.3
Less: additions to property, plant, and equipment	(19.0)	(20.2)
Plus: proceeds from the sale of property, plant, and equipment	—	0.9
Free cash flow	$181.9	$67.0
Net income —as reported	$206.4	$182.9
Cash conversion rate of free cash flow to net income	88.1%	36.6%

Free cash flow improved in the first nine months of 2023 when compared to the first nine months of 2022 primarily driven by higher net income and reduced working capital investments.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at September 24, 2023 was (22.3%) compared to (14.3%) at December 31, 2022. The change was driven by a lower net debt balance due to increased cash and cash equivalents, a pay down of debt and higher net income contributing to an increase in stockholders’ equity at September 24, 2023 compared to December 31, 2022. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 24,	December 31,
	2023	2022

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	98.2	147.6
Less: cash and cash equivalents	(362.7)	(310.8)
Net debt	$(264.5)	$(163.2)

A reconciliation of capitalization is provided below:

	September 24,	December 31,
	2023	2022

	(in millions)
Net debt	$(264.5)	$(163.2)
Total stockholders’ equity	1,452.0	1,300.6
Capitalization	$1,187.5	$1,137.4
Net debt to capitalization ratio	(22.3)%	(14.3)%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 24, 2023 was a liability of less than $0.1 million.

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

There was no change in our internal control over financial reporting that occurred during the third quarter ended September 24, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022, we are party to certain litigation. There have been no material developments with respect to our contingencies and environmental remediation proceedings during the quarter ended September 24, 2023, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, which risk factors are incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock and the conversion of restricted stock units into shares of Class A common stock by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting or conversion that would satisfy the withholding amount due.

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the third quarter ended September 24, 2023.

Issuer Purchases of Equity Securities
(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
June 26, 2023 – July 23, 2023	—	$—	—	—
July 24, 2023 – August 20, 2023	304	$184.26	—	—
August 21, 2023 – September 24, 2023	—	$—	—	—
Total	304	$184.26	—	—

The following table includes information with respect to repurchases of our Class A common stock during the third quarter ended September 24, 2023 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
June 26, 2023 – July 23, 2023	6,867	$180.32	6,867	$169,061,578
July 24, 2023 – August 20, 2023	6,756	$187.50	6,756	$167,794,798
August 21, 2023 – September 24, 2023	8,390	$182.47	8,390	$166,263,886
Total	22,013	$183.32	22,013
(1)	On February 6, 2019, the Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. On July 31, 2023, the Board of Directors authorized an additional stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The additional $150 million has been reflected in the maximum dollar value of shares that may yet be purchased in column (d) above. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2023 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2023 (File No. 001- 11499).
10.1*†

Unit Purchase Agreement, dated as of August 30, 2023, by and among G6 Adventures Corporation, Bradley Corporation, the shareholders of G6 Adventures Corporation, Watts Regulator Co. and Watts Water Technologies, Inc.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†     Filed herewith.

††   Furnished herewith.

*   The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this Exhibit to the Securities and Exchange Commission upon its request.

**  Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 24, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Third Quarters and Nine Months ended September 24, 2023 and September 25, 2022, (iii) Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months ended September 24, 2023 and September 25, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months ended September 24, 2023 and September 25, 2022, (v) Consolidated Statements of Cash Flows for the Nine Months ended September 24, 2023 and September 25, 2022, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: November 2, 2023	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: November 2, 2023	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: November 2, 2023	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)