Form 10-K
period 2023-12-31
WATTS WATER TECHNOLOGIES INC
filed 2024-02-21
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 25, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,757,799,205 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2024
Class A common stock, $0.10 par value per share	27,346,822 shares
Class B common stock, $0.10 par value per share	5,958,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.   BUSINESS.

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

Our strategy is to be the preferred supplier of differentiated solutions, systems and products that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets of the Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”), our three geographic segments. Within this framework, we focus upon three themes: safety and regulation, energy efficiency and water conservation. This strategy provides us with a platform to increase our earnings through sales growth, both organic and inorganic, and the systematic reduction of manufacturing costs and operational expenses.

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

The Internet of Things (“IoT”) has allowed companies to transform components and products into smart and connected solutions. We are committed to enhancing our smart and connected capabilities by expanding our internal competencies and making strategic acquisitions. We continue to invest in these capabilities by expanding our architecture development, enhancing digital tools used by our customers, including Watts’ website, and investing in new smart and connected product development projects. Our strategy focuses on three dimensions: Connect, Control and Conserve. We have introduced and plan to continue offering new products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety. For the fourth quarter of 2023, 25% of our revenue was from smart and connected enabled products, in line with our goal set back in 2018.

We continue to focus on sustainability by taking steps to reduce the negative impact our operations have on the environment while generating economic value by manufacturing and selling solutions, products and technologies that enable our customers to reduce the negative impact they have on the environment. As a leading global water technology company, we address some of the world’s most important sustainability priorities – the conservation, control and safe use of water. In 2023, we initiated a project to conduct Life Cycle Assessments (LCAs) for all of our products produced in our largest production plant and foundry located in Franklin New Hampshire, representing many of our largest and most impactful product lines. Our smart and connected strategy is anchored by a commitment to connect our customers to smart systems, control those systems for optimal performance, and conserve critical water and other resources by increasing operability, efficiency, and safety. In 2023, we enabled our core product lines with an option for smart and connected capabilities to provide flood and freeze detection in backflow preventors and flood detection in relief valves, helping avoid water waste and mitigate damage. Operationally, we have reduced our global water consumption and greenhouse gas emissions, improved our safety performance, continued to foster a diverse, equitable and inclusive work environment, and maintained robust ethics and compliance programs so that we do business with integrity and in accordance with high ethical standards.

We intend to generate incremental growth by targeting select acquisitions both in our core markets and in new complementary markets. We have completed 14 acquisitions since 2013. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings. In the last 12 months, we completed three strategic and complementary acquisitions that expanded our addressable market and are intended to enable value creation through greater scale and growth opportunities.

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

Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization. The ISO 9000 standards series is a set of internationally recognized standards for quality assurance and management.

The majority of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in the Americas, Europe, and certain countries within APMEA. We have consistently advocated for the development and enforcement of plumbing codes and are committed to providing products to meet these standards.

Products and Solutions

We have a broad range of products and solutions in terms of design distinction, size and configuration. We classify our many products and solutions into four global categories. These categories are:

●	Residential & commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions and emergency safety products and equipment. Many of our flow control and protection products and solutions are now smart and connected enabled, warning of leaks, floods and freeze with alerts to Building Management System (BMS) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage. Residential & commercial flow control and protection products accounted for approximately 56%, 52% and 53% of our total net sales in 2023, 2022 and 2021, respectively.

●	HVAC & gas—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC & gas products and solutions accounted for approximately 29% of our total net sales in 2023, and 31% of our total net sales in 2022 and 2021. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems. Drainage & water re-use products and solutions accounted for approximately 10% of our total net sales in 2023, 2022 and 2021.

●	Water quality—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications. Water quality products and solutions accounted for approximately 5%, 7% and 6% of our total net sales in 2023, 2022 and 2021, respectively.

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

Customers and Markets

We sell our products and solutions to plumbing, heating and mechanical wholesale distributors and dealers, original equipment manufacturers (“OEMs”), specialty product distributors, and major do-it-yourself (“DIY”) and retail chains.

Wholesalers. Approximately 62%, 60% and 61% of our net sales in 2023, 2022 and 2021, respectively, were to wholesale distributors for commercial and residential applications.

OEMs. Approximately 15% of our net sales in 2023, 2022 and 2021 were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in APMEA are primarily to water heater, air conditioning, and appliance manufacturers.

Specialty. Approximately 19%, 21% and 19% of our net sales in 2023, 2022 and 2021, respectively, were through our specialty channel. The specialty channel primarily includes sales related to high-efficiency boilers and water heaters, water filtration and conditioning products and solutions, specialty floor and tile products, food service products and leak detection products.

DIY Chains. Approximately 4%, 4% and 5% of our net sales in 2023, 2022 and 2021, respectively, were to DIY chains. The DIY channel primarily includes sales related to valves and a portion of our water quality products.

In 2023, 2022 and 2021, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for $440.4 million, or 21.4%, of our total net sales in 2023; $431.7 million, or 21.8%, of our total net sales in 2022; and $371.5 million, or 20.5%, of our total net sales in 2021. Thousands of other customers constituted the balance of our net sales in each of those years.

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

Manufacturing

We have integrated and automated manufacturing capabilities, including a state-of-the-art foundry dedicated exclusively to the production of products that qualify as “lead-free” under the U.S. Safe Drinking Water Act; and machining capabilities, plastic extrusion, and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics, robotic assembly capability, laser-cutting technology, and automatic screw machines for machining bronze, brass and steel components. Our heating and hot water product manufacturing capabilities include all phases of light and heavy gauge metal fabrication, incorporating the latest technology for welding and brazing, as well as laser cutting; automated and robotic applications; and metal finishing, which includes chemical passivation of stainless steel. We have invested in recent years to expand our manufacturing capabilities and to adopt the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. In 2023, we continued to invest in our systems, our manufacturing facilities and our commercial and operational excellence initiatives.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2023	2022	2021

	(in millions)
Capital expenditures	$29.7	$28.1	$26.7
Depreciation	$30.1	$27.6	$31.4

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

With limited exceptions, we have multiple suppliers for our components and raw materials. We believe our relationships with our key suppliers are good and that an interruption in supply from any one supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their capabilities. If a supplier is unable to meet our demands, we believe that in most cases our inventory of components and raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of the components and raw materials used in our business are such that multiple sources are generally available in the market. However, our current and alternative suppliers are largely concentrated in China. The occurrence of natural disasters, public health crises such as pandemics or epidemics, political crises such as war, terrorism or political instability, or other events that result in widespread business or supply chain disruptions in China could have a material adverse effect on our ability to obtain necessary components and raw materials, and our business and operating results could suffer.

Refer to Item. 1A “Risk Factors” for risks related to the impact of supply chain and logistic disruptions and Item. 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure.

Code Compliance

Products representing a majority of our sales are subject to regulatory standards and code enforcement, which typically require that these products meet stringent performance criteria. Codes and standards in the Americas are established by industry and government organizations such as the American Society of Mechanical Engineers (ASME), the Canadian Standards Association (CSA), the American Society of Sanitary Engineering (ASSE), NSF International (NSF), Underwriters Laboratories (UL), the Environmental Protection Agency (EPA), the Californian Energy Commission (CEC), the International Code Council (ICC) and the International Association of Plumbing and Mechanical Officials (IAPMO). Many of the codes and standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

National regulatory standards in Europe vary by country. The major standards and/or guidelines that our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIM (Italy), SVGW (Switzerland), SITAC (Sweden), WRAS (United Kingdom) and CEN (Denmark). Further, there are local regulatory standards requiring compliance as well.

We consistently advocate for the development and enforcement of plumbing codes and standards. Our product-testing capabilities and quality control processes are core competencies for us. Our manufacturing operations consistently maintain stringent quality control and testing procedures, thus ensuring products remain in continuous compliance with all requirements. Investment in product-testing capability and in plant and equipment also ensures ongoing continuous product compliance. Additionally, a majority of our manufacturing facilities are ISO 9000, 9001 or 9002 certified by the International Organization for Standardization.

Watts also proactively monitors and participates in regulatory, codes and standards development activities with the various aforementioned entities and others. We are a primary participating member of the U.S.-based voluntary industry association American Supply Association (“ASA”), which provides its members with industry information and coordinates resources for addressing regulatory issues and developing and maintaining codes and standards. Watts is also a member of the Canadian Institute of Plumbing and Heating (CIPH), which provides a similar function and benefit as ASA by monitoring and advocating on behalf of its members on various legislative and regulatory issues.

New Product Development and Engineering

We retain our own product development staff, design teams, and testing laboratories in the Americas, Europe and APMEA that work to enhance our existing products and develop new products and solutions with a focus on sustainable, customer-centric technological innovation and smart and connected solutions. We maintain sophisticated product development and testing laboratories and continue to invest in our smart and connected product pipeline. We employ a global new-product development process that is used to prioritize, guide and support new projects. Over the years, we have continued to bring innovation to our markets, with smart and connected advancement in our backflow product line to provide sensors for flood and freeze detection, notification, and tampering security, providing potential to avoid water loss and mitigate damage from undetected floods. Leak detection has also become an important product group helping avoid costly water-based damage and loss, providing the ability to shut off water supply remotely at the first detection of a leak with our Leak Defense system. We continue to invest in leak detection and have solutions that service both the residential market and commercial properties and multifamily units, together making water safer and cutting off water loss. We launched a new product, Lync’s Aegis commercial heat pump, which is a water heater powered by electricity and using R744, a refrigerant that is non-toxic and has less global warming potential than traditional refrigerants such as R134a or R410a. Aegis produces hot water with no need for supplemental heat. By simply absorbing and moving heat from the surrounding area instead of needing to generate heat, this heat pump is considered to be extremely efficient providing the opportunity to save energy and lower operating costs.

In 2023, we launched 12 new smart and connected product offerings, adding to our portfolio and expansion of our smart and connected strategy. We will continue to focus on and invest in our global new product development program to leverage new technologies, inhouse expertise and our electronics capabilities to expand our smart and connected strategy.

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

Human Capital Management

We believe that our employees are our greatest asset, and we aim to provide a safe, inclusive and high-performance culture where our employees can thrive. As of December 31, 2023, we had approximately 5,100 employees globally, including 2,600 in the Americas, 2,100 in Europe and 400 in APMEA. At Watts, we strive to attract, develop, retain and engage high performing talent and we reward employee performance. By developing and promoting our talented people, we are creating value for our customers and shareholders. As the economy and our business grow, so does the need for highly qualified talent; hence we are always competing for the best people in an environment of increasingly challenged supply. To that end, we have developed, and continue to enhance and refine, a robust and comprehensive talent management strategy that spans from talent attraction to performance management, career development and retention of our top talent to succession planning across our organization. We continually strive to cultivate and support a highly engaged and productive workforce with employees from all backgrounds.

Talent Acquisition

●	Recruitment efforts follow a defined Talent Acquisition process to attract and hire top talent.
●	We provide a robust college internship program to identify and cultivate an early-in-career pipeline of talent.
●	We are actively engaging with a select group of historically Black colleges and universities, minority serving institutions, and professional organizations to help attract and recruit underrepresented professionals.
●	We engage with external professional recruiting firms to supplement our internal recruiting efforts as needed.
●	We employ varying sourcing strategies and technology platforms to increase the diversity of our candidate pools.
●	We have a global employee referral bonus program to attract qualified candidates and reward employees.
●	We provide training to Human Resources Business Partners and hiring managers on the Watts Talent Acquisition Process Interviewing.

Professional Development

●	Leadership & Inclusivity. In 2023, we continued our global roll-out of a multi-phased leadership and inclusivity training program for all employees that is designed to build leadership capability through a set of clear frameworks that are simple to use and easily recalled, thus encouraging our employees to practice new habits and build inclusive behaviors. This training includes three modules focused on identifying bias to make better decisions, creating teams where all people feel valued and empowering people to use their voice and contribute ideas.
●	Watts Training & Development Offerings Catalog. We partner with external vendors to offer a variety of leadership and professional development opportunities such as coaching for improved performance, time management and new manager skills.
●	Performance Management Training. We offer a targeted training series addressing the components of performance management to help all employees to accomplish their individual goals and strategic objectives of the organization. Specific modules have been developed for all employees on goal setting, performance conversations, assessing performance, and career development.
●	One Watts Performance System (“OWPS”) Training Program. We want to make sure all employees are aligned with our operating philosophies and principles. Alignment helps us identify and eliminate waste and simplify and standardize our work. We have a global training program educating all employees on our philosophies and principles, empowering them to use OWPS tools in their daily work.
●	LinkedIn Learning Curriculum. We provide a comprehensive suite of online LinkedIn Learning courses to supplement live, instructor-led training. Learning collections on relevant topics are provided monthly which employees can access on-demand.
●	Coaching. We provide global, broad-based coaching opportunities through several external partnerships that are targeted to the individual’s coaching and development needs.

Engagement and Performance Management

●	Senior Leader Communication and Transparency. We actively seek opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population. For example, the Quarterly Connect Meetings and the quarterly CEO videos that follow the release of our quarterly earnings are accessible to thousands of employees across the Company.
●	Employee Engagement Surveys. We annually conduct confidential company-wide employee engagement surveys. Feedback from these surveys provides our management team with valuable information about our workplace culture. Survey results are also reviewed with our Board and used to develop and refine other aspects of our overall human capital management strategies. In 2023, 90% of our Europe employee population and 87% of our Asia Pacific Middle East & Africa (APMEA) employees participated in a pulse survey to gain feedback on a core set of engagement items and performance drivers aligned to our business priorities. Additionally, 84% of our US Headquarters employees also participated in a Massachusetts Top Places to Work survey in 2023.
●	Performance Management Framework. We maintain a robust annual performance management process across the organization. Together with their managers, employees start the process by setting goals; year-end activities begin with employee self-assessments and conclude with a conversation led by the manager on goal accomplishment and defined cultural behaviors.
●	Safety. Employee safety is one of our highest priorities and we strive for zero hazards and zero injuries by educating and training employees on safety best practices through awareness campaigns and related engagement initiatives.

Diversity, Equity & Inclusion (“DEI”)

An integral part of our mission to build a high performance, values-driven culture is creating an inclusive culture that welcomes and celebrates employees from all backgrounds. Our path to innovation starts and ends with our employees, who are fundamental to the vibrancy and success of Watts. Everything we accomplish depends on creating an environment that is engaging and supportive and enables employees to perform to their potential.

Watts’s DEI mission is to cultivate and sustain a workplace that prioritizes and integrates this inclusive culture in everything we do to fuel innovation, empower our people to reach their full potential and foster stronger connections with our partners. To support this mission, we have incorporated this inclusive culture into the Watts strategic pillars, cultural behaviors, global performance management and talent review frameworks as well as the Global Leadership Team’s goals. We have established partnerships with and conducted recruitment activities at universities to drive female and under-represented minority (URM) outreach and rolled out leadership and inclusivity training throughout the global organization, as our comprehensive approach to diversity, equity and inclusion focuses on awareness and education, recruiting and retention and advancement programs for all our leaders and employees to help make sure we are attracting and retaining the most qualified talent. Additionally, we operationalized a Diverse Candidate Slate Policy in the U.S. for managerial levels. The policy and outreach goals simply expand the pool of qualified applicants from which we can draw, but does not impact ultimate hiring, retention or advancement decisions based on the most qualified candidate.

We also established a regular cadence for pay equity review and added benefits including additional paid parental leave and family planning in the U.S. and mental health resources globally through our Employee Assistance Program.

In addition, we monitor employee perception on inclusion and diversity through employee feedback, and we create awareness with our employees about DEI-related topics through the company intranet, in employee meetings, through our public website and through a DEI calendar of events designed to increase solidarity, engagement and support. We formed employee resource groups, which are voluntary, employee-led groups open to all that provide a forum for employees to share common interests and experiences, gain professional development support, engage with our leadership teams, and drive initiatives to improve DEI at Watts.

Sustainability

Focus on Sustainability

We have demonstrated our focus on environmental sustainability by reducing our impact on the environment in multiple areas of our global business and by providing innovative products and solutions that can help customers to reduce their impact on the environment. We are also focused on building a sustainable company by adhering to responsible business practices, prioritizing employee safety and providing our employees with opportunities for personal and professional growth, including through programs and initiatives to promote diversity, equity and inclusion. We also strive to have a positive impact on the communities in which we live and work and other communities in need through community involvement, educational partnerships and charitable giving.

Sustainability Leadership

The Governance and Sustainability Committee of our Board of Directors has primary responsibility for the oversight of our ESG efforts and strategy. The Governance and Sustainability Committee reviews the Company’s ESG performance and strategic plans four times a year at its regularly scheduled quarterly meetings and receives additional updates from the Company’s Chief Sustainability Officer as needed. At the management level, our General Counsel and Chief Sustainability Officer, who reports directly to our Chief Executive Officer, has general oversight responsibility for all sustainability matters. Our General Counsel and Chief Sustainability Officer also chairs our global Sustainability Steering Committee, which is made up of senior company leaders and is responsible for formulating our sustainability strategy and overseeing the execution of our environmental, social and governance initiatives.

Climate Change Impact

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

Environmental Stewardship

We believe we have made substantial progress in reducing the environmental impact of our operations. Recent initiatives have resulted in a reduction on our global water consumption and our greenhouse gas emissions, including through the implementation of smart monitoring systems in many of our high water use facilities to promote early leak and surge detection and investments in various energy reduction projects. With respect to our product handprint, we provide a portfolio of products, components and systems that conserve water, save energy, reduce waste and preserve water quality and safety. In addition, our goal is to embed sustainability throughout the lifecycle of our products to create safe, efficient, long-lasting products made with high-recycling-value materials wherever possible.

Social Responsibility

We are focused on creating both economic and social value and strive to have a positive impact on our global community. During 2023, we supported those in need through donations of money and products to several non-profit charitable organizations and through the volunteer efforts of our employees. One example was our ongoing partnership with the Planet Water Foundation. During 2023, we worked with Planet Water to fund the construction of four AquaTowers and AquaSan systems during their World Water Day campaign in order to provide clean, safe drinking water for people in Cambodia, Indonesia and Vietnam.

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

Recognition

In 2023, we were recognized for the fifth year in a row as one of Newsweek’s Most Responsible Companies and we were also selected by Newsweek as one of America’s Greenest Companies. We were also named one of America’s Climate Leaders by USA Today.

More information about our sustainability efforts is included in our latest Sustainability Report, available at https://investors.wattswater.com/sustainability. The material on our website, including in our Sustainability Report is for informational purposes only and is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Asbestos Litigation

We are defending lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any of our particular products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any of our products and no judgments have been entered against us.

Other Litigation

Other lawsuits and proceedings or claims, arising from the ordinary course of operations, are also pending or threatened against us.

Available Information

We maintain a website with the address www.wattswater.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (“SEC”).

Information about Our Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	61	Chief Executive Officer, President, Chairperson of the Board and Director
Shashank Patel	63	Chief Financial Officer
Monica Barry	53	Chief Human Resources Officer
Andre Dhawan	60	Chief Operating Officer
Kenneth R. Lepage	53	General Counsel, Chief Sustainability Officer & Secretary
Elie A. Melhem	60	President, Asia-Pacific, the Middle East & Africa
Non-Employee Directors
Rebecca J. Boll(1)(3)	52	Director
Christopher L. Conway(2)(3)	68	Director
Michael J. Dubose(2)(3)	68	Director
David A. Dunbar(1)(3)	62	Lead Independent Director
Louise K. Goeser(2)(3)	70	Director
W. Craig Kissel(2)(3)	73	Director
Joseph T. Noonan	42	Director
Merilee Raines(1)(3)	68	Director
Joseph W. Reitmeier(1)(3)	59	Director
(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Rebecca J. Boll has served as a director of the Company since February 2024. Ms. Boll has served as Senior Vice President and Chief Product Officer at Fluence Energy, Inc. since 2020. Fluence is a leading provider of energy storage products and services and cloud-based software for the renewable energy and energy storage markets, and its service offerings include delivery services and recurring operational services, as well as financing structuring services. Ms. Boll previously served as Chief Technology Officer and Vice President of Strategy for the Building Management business unit at Schneider Electric from 2018 to 2020. Prior to this position, Ms. Boll held several management positions at General Electric from 2005 to 2018, including Chief Technology Officer of GE Licensing and Technology Ventures; Executive General Manager, Edge Computing and Software Solutions, Automation & Controls; and Commercial Leader, GE2GE, Automation & Controls. Prior to joining General Electric, Ms. Boll held management positions at Northrop Grumman, Allied Domecq and Leo Burnett Advertising, and she served as an electronic combat officer, AWACS, in the United States Air Force.

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

Michael J. Dubose has served as a director of the Company since December 2020. Mr. Dubose served as President of the Fisher Healthcare Division of Thermo Fisher Scientific Inc. from March 2019 until his retirement in August 2023. Thermo Fisher Scientific engages in the provision of analytical instruments, equipment, reagents and consumables, software and services for research, analysis, discovery, and diagnostics. Mr. Dubose previously served as Vice President of National Accounts and Cross Border Business Globally for W.W. Grainger, Inc. from 2010 to March 2019. W.W. Grainger is a leading broad line supplier of maintenance, repair and operating (MRO) products, with operations primarily in North America, Japan and Europe. Prior to this position, he served as a Regional Vice President of Staples, Inc. from 2008 to 2010. Prior to 2008, Mr. Dubose held senior management positions with Corporate Express Inc., Alliant Foodservice Inc. and Baxter International Inc.

David A. Dunbar has served as a director of the Company since February 2017 and as Lead Independent Director of our Board of Directors since July 2023. Mr. Dunbar has served as President and Chief Executive Officer and a member of the Board of Directors of Standex International Corporation since January 2014, and as Chairman since October 2016. Standex is a global, multi-industry manufacturer comprised of five broad business segments: Electronics, Engraving, Scientific, Engineering Technologies and Specialty Solutions. Mr. Dunbar previously served as President of the valves and controls global business unit of Pentair Ltd. from October 2009 to December 2013. The unit was initially owned by Tyco Flow Control and Tyco Flow Control and Pentair merged in 2012. Pentair is a global provider of products and services relating to energy, water, thermal management and equipment protection. Prior to his tenure at Pentair, Mr. Dunbar held a number of senior positions at Emerson Electric Co., including President of each of the following: Emerson Process Management Europe; Machinery Health Management; and Emerson Climate Technologies Refrigeration.

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

W. Craig Kissel has served as a director of the Company since October 2011. Mr. Kissel served as Lead Independent Director of our Board of Directors from February 2022 to July 2023 and served as the Chairperson of our Board of Directors from October 2014 to February 2022. Mr. Kissel previously was employed by American Standard Companies Inc. from 1980 until his retirement in September 2008. American Standard was a leading worldwide supplier of air conditioning and heating systems, vehicle control systems, and bathroom china and faucet ware. During his time at American Standard, Mr. Kissel served as President of Trane Commercial Systems from 2004 to June 2008, President of WABCO Vehicle Control Systems from 1998 to 2003, President of the Trane North American Unitary Products Group from 1994 to 1997, Vice President of Trane Marketing of the North American Unitary Products Group from 1992 to 1994 and held various other management positions at Trane from 1980 to 1991. From 2001 to 2008, Mr. Kissel served as Chairman of American Standard’s Corporate Ethics and Integrity Council, which was responsible for developing the company’s ethical business standards. Mr. Kissel also served in the U.S. Navy from 1973 to 1978. Mr. Kissel served as a director of Chicago Bridge & Iron Company from May 2009 until its merger with McDermott International, Inc. in May 2018 and then Mr. Kissel served as a member of the board of directors of McDermott International until June 2020. McDermott International is a global provider of technology, engineering and construction solutions for the energy industry.

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

Joseph W. Reitmeier has served as a director of the Company since February 2016. Mr. Reitmeier has served as Executive Vice President and Advisor of Lennox International Inc. since January 2024. Mr. Reitmeier previously served as Executive Vice President and Chief Financial Officer of Lennox International from July 2012 until December 2023, as Vice President of Finance for the Commercial business segment of Lennox International from 2007 to July 2012, and as Director of Internal Audit of Lennox International from 2005 to 2007. Lennox International is a leading global provider of climate control solutions and it designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration markets. Before joining Lennox International, Mr. Reitmeier held financial leadership roles at Cummins Inc. and PolyOne Corporation.

Item 1A.   RISK FACTORS.

Industry Risk Factors

Economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may have adverse effects on our revenues and operating results.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and OEM manufacturers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. An economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. Increases in prevailing interest rates or disruptions in financial markets and banking systems could make credit and capital markets difficult for us or our customers to access and could significantly raise the cost of new debt for us or our customers. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. Economic conditions and financial markets in the United States and globally have experienced significant volatility in recent periods. If these market conditions persist, we may see diminished liquidity and credit availability, inability to access capital markets, and the bankruptcy, failure, collapse, or sale of various entities that could directly or indirectly impact our business, including certain of our customers and suppliers. If economic conditions worsen in the future, our revenues and profits could decrease or trigger goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material adverse effect on our financial condition and results of operations.

Changes in the costs of raw materials and purchased components, including imposition of or changes in tariff rates, as well as supply chain and logistics disruptions, could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments.

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The costs and availability of raw materials and components may be subject to change due to, among other things, interruptions in production by suppliers, changes in worldwide prices, demand levels, exchange rates and imposition of or changes in tariff rates. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials and purchased components for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. Commodity prices, particularly copper and stainless-steel prices, have experienced tremendous volatility over the past several years, mainly due to global macroeconomic trends, including global price inflation, supply chain disruption and international conflicts. Should commodity costs or purchased component costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs or purchased component costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by a range of factors such as a public health crisis, extreme weather events, suppliers’ allocations to other purchasers, threats of wars and global geo-political instability, and new laws, tariffs or regulations that might cause short term / long term supply chain disruptions.

As a global manufacturer and distributor, we are facing additional risks related to ongoing disruptions and increased costs in our supply chain and logistics. Although recent global supply chain disruptions have normalized, labor shortages have affected our manufacturing and distribution processes, as well as those of our suppliers. The ongoing wars in Ukraine and Gaza have added strain to the European markets and the global economy, as well as exacerbated inflation, particularly energy inflation.

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

The successful implementation of our business strategy requires us to continually evolve our existing products and introduce new products to meet customers’ needs in the industries we serve, as evidenced by our investments in our smart and connected strategy. Many of our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing, engineering, and technological expertise. If we fail to meet these requirements, or if our product offerings, including our smart and connected products, are not accepted by the market, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, impact on the environment, customer service and overall management. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to these criteria. Further, we must continue to effectively adapt our products and services to a changing technological and regulatory environment to drive growth and defend against disruption caused by competitors, regulators or other external forces impacting our business and operations. If we are unable to be agile and responsive to disruption in the development of new products, services and technologies, including technologies such as artificial intelligence and machine learning, our business, financial condition, results of operations and cash flows could be adversely affected. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our business. We cannot ensure that we can adequately protect any of our technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we adequately protect against such loss.

Economic and other risks associated with international sales and operations could adversely affect our business and future operating results.

Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

●	unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders; and threats or outbreaks of war, terrorism, governmental instability, or international tensions and conflicts, including the wars in Ukraine and Gaza, which could cause supply chain disruptions impacting our ability to manufacture products, service our customers or negatively impact our profit margins;
●	our failure to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom’s Bribery Act of 2010;
●	trade protection measures and import or export duties or licensing requirements, which could increase our costs of doing business internationally;
●	expropriation, nationalization or other protectionist activities;

●	potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;
●	difficulty in staffing and managing widespread operations, which could reduce our productivity;
●	costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;
●	laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;
●	unexpected changes in regulatory requirements, which may be costly and require time to implement;
●	difficulty of enforcing agreements, collecting receivables and protecting intellectual property and other assets through non-U.S. legal systems;
●	foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our net sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 36%, 34% and 38% of our net sales in 2023, 2022 and 2021, respectively, were from sales outside of the U.S. We cannot predict whether currencies such as the euro, Canadian dollar, Chinese yuan, or other currencies in which we transact will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results; and
●	The occurrence or reoccurrence of regional epidemics, a global pandemic or other public health crises, such as COVID-19, which may adversely affect our operations, financial condition, and results of operations. The extent to which a public health crisis impacts our business going forward will depend on factors such as the duration and scope; governmental, business, and individuals' actions in response to the public health crisis; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a public health crisis may intensify other risks described in these Risk Factors.

Company Risk Factors

Our business, reputation and financial performance may be adversely affected by cyber-security attacks, information technology failures and other business disruptions.

Our business may be impacted by disruptions, including cyber-security attacks or information technology failures, threats to physical security, as well as damaging weather, fire or other acts of nature. We depend heavily on the confidentiality, integrity and availability of our information technology infrastructure and systems, including third-party data centers and third-party cloud services to manage our business objectives and operations, support our customers’ requirements and protect proprietary and other sensitive information, including personal information. Any damage to, or failure of, our systems or a third-party hosting facility or other service that we use, could severely impact our ability to conduct our business operations, attract new customers, maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results. While we have taken steps designed to reduce interruptions by implementing internal controls, a cybersecurity risk management program, network and data center resiliency, and redundancy and recovery processes, these measures may be inadequate.

Cyber-security attacks, in particular, are evolving as threat actors become increasingly sophisticated in using techniques and tools (including artificial intelligence) to circumvent security controls. Such attacks include, but are not limited to, malicious software, misconfigurations, bugs, attempts to gain unauthorized access to data (including through social engineering/phishing or the use of malware/ransomware), and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, distributors, vendors, suppliers, and their products. We have been impacted by certain cyber-security attacks, either directly or indirectly via our supply chain or third-party vendors, and may continue to experience them going forward, potentially with more frequency. While to date no attacks have had a material impact on our operations or financial results, we cannot guarantee that material attacks will not occur in the future. We also have a portion of our workforce working remotely, which may heighten these risks. In addition, we have designed products and services that connect to and are part of the “Internet of Things” which may also be vulnerable to cyber-security breaches. As we continue to design and develop smart and connected products, services and solutions that leverage our hosted or cloud-based resources, the Internet-of-Things and other wireless/remote technologies, and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers' data and systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. Consequently, these products, services and solutions also may be subjected to harmful or illegal content or attacks that develop vulnerabilities or critical security issues that cannot be disclosed without compromising security. If we need to address multiple vulnerabilities simultaneously, we may also need to make prioritization decisions in determining which vulnerabilities or security defects to fix first, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of data; adversely affect our operating results; result in litigation (including class actions), liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our products, services and solutions; result in significant incident response, system restoration or remediation costs; and otherwise harm our business and reputation. We maintain a cybersecurity risk management program and have adopted measures and incurred cost with the intention of mitigating potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will be fully implemented, complied with or effective at preventing or detecting cyber-attacks or security breaches, or other vulnerabilities, which may allow them to persist in the environment over long periods of time. In addition, cybersecurity and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness and expose us to substantial fines or other penalties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden and related costs. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

We are in the process of replacing our current primary ERP system with a new ERP system, and this system implementation is expected to occur in phases over the next several years. Any software implementation requires significant investment of human and financial resources and we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of our software systems, including our new ERP, could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we invest significant resources in planning and project management, significant issues may arise, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. In addition, our current primary ERP system will continue to be used over the course of the phased implementation and we may experience system interruptions or deficiencies as described in the paragraph above.

Implementation of our strategic initiatives, including acquisition and dispositions, and integration of acquired businesses may not be successful, which could affect our ability to increase our revenues or our profitability.

One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and solutions and enhance our existing product offerings. In addition, from time to time, we may divest assets or businesses based on an evaluation of our business portfolio. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. The identification, evaluation, and negotiation of potential acquisitions and other strategic transactions such as divestitures may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. We have faced increasing competition for acquisition candidates, which has resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. Also, companies acquired recently and in the future may not achieve anticipated revenues, cost synergies, profitability or cash flows that justify our investment, or divestitures may not realize the expected benefits or synergies of such transactions. In addition, acquisitions may involve a number of risks, including, but not limited to:

●	difficulties in integrating operations, business processes, systems and company culture;
●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
●	adverse effects on existing business relationships with suppliers or customers;
●	inadequate internal control over financial reporting and our ability to bring such controls into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner;
●	adverse short-term effects on our reported operating results, as a result of incurring acquisition-related debt, pre-acquisition potential tax liabilities, acquisition expenses, and the amortization of acquisition-acquired assets;
●	inability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business; we may still retain liabilities associated with the divested businesses and other indemnification obligations;
●	diversion of management’s attention;
●	investigations of, or challenges to, acquisitions by competition authorities;
●	loss of key personnel at acquired companies;
●	unanticipated management or operational problems or legal liabilities; and
●	potential goodwill, indefinite-lived intangible assets, or long-lived asset impairment charges.

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

We use important intellectual property in our business. If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be adversely affected.

We own important intellectual property, including patents, trademarks, copyrights and trade secrets. We cannot guarantee, however, that we will be able to secure all desired protection, nor that the steps we have taken to protect our intellectual property will be adequate, to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate higher revenues and profitability than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

In addition, our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Foreign governments may adopt regulations, and foreign governments or courts may render decisions, requiring compulsory licensing of intellectual property rights, or foreign governments may require products to meet standards that serve to favor local companies or provide reduced protection relative to other countries.

We face risks from product liability and other lawsuits, which may adversely affect our business.

We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, alleging that our products include inadequate or improper instructions for use or installation, inadequate warnings concerning the effects of the failure of our products, alleged manufacturing or design defects, or allegations that our products contain asbestos. If we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. Like other manufacturers and distributors of products designed to control and regulate fluids and gases, we face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. We cannot be certain that our insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 16 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

We face risks from costs for environmental compliance and/or to address potential liabilities under environmental laws and regulations.

Our operations and facilities in all jurisdictions in which we operate are subject to federal, state, local and foreign laws and regulations related to pollution and the protection of the environment, health and safety, including, but not limited to those governing air emissions, discharges to water, water usage, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or maintain the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Certain environmental laws and regulations impose on present and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which parties may have sent waste for disposal, requirements to investigate and remediate contamination. PRP designation typically requires the funding of site investigations and subsequent remedial activities. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, which may result in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion, we are involved in the investigation and/or remedial activities at sites that we currently own or operate or formerly owned or operated, or sites to which we sent waste for disposal, and we have been and could continue to be named as a PRP at such other sites.

The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, or the insolvency, or other grounds for refusing to participate, of other responsible parties could require us to incur capital expenditures or operating costs materially in excess of our accruals, increase costs of compliance, decrease demand for our products, create reputational harm or require us to manufacture with alternative technologies and materials. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 16 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Climate change, and legislation or regulations addressing climate change, may have an adverse impact on our business and results of operations.

The impacts of climate change are highly unpredictable and vary depending on geographical location, but could include changing temperatures, droughts, water shortages, wildfires, changes in weather and rainfall patterns, changes in sea levels, and changing storm patterns and intensities. These impacts present several potential challenges to water and energy related products, such as potential degradation of water quality and changes in water conservation or energy efficiency requirements, particularly during periods of increased precipitation, flooding, or water shortages. Inclement weather and extreme weather events may have varying impacts on our business. Certain events may disrupt the operations of our customers, creating customer shutdowns that prevent or defer sales of our product, while other events may drive increased demand for our products, which may create volatility in our financial results. Additionally, these events may disrupt our own operations and the operations of our suppliers, including the operation of manufacturing plants, the transportation of raw materials from our suppliers, and the transportation of products to our customers, any of which may increase our costs, reduce our productivity and adversely affect our business, financial condition, results of operations and prospects. Additionally, concern over climate change has and may continue to result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, including limitations on greenhouse gas emissions, or to disclose our efforts regarding such matters, which could increase our costs or require additional investments in our facilities and equipment, and require us to make significant new disclosures regarding the climate-related impacts of our business. New legislation and regulatory requirements may also impact our customers and suppliers, which could affect demand for our products or our ability to source key materials. In addition, our customers and suppliers may impose their own requirements with respect to climate change and greenhouse gas emissions, that may require us to incur additional costs to comply with such requirements. Any failure to comply with those requirements may also affect demand for our products or our ability to source key materials. We also establish our own goals with respect to reducing our impact on the environment. Any failure to achieve our own goals, or any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change, or failure to accurately report on our progress toward achieving our goal or in environmental and sustainability programs can lead to adverse publicity or litigation, resulting in an adverse effect on our business or damage to our reputation.

Increased scrutiny of, and evolving expectations regarding, sustainability and environmental, social, and governance (“ESG”) matters could increase our costs, harm our reputation and adversely impact our financial results.

Companies are facing increasing and evolving scrutiny related to ESG practices and disclosures from certain investors, government entities, customers, employees, and other stakeholders or third parties. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected, which could lead to increased scrutiny of our ESG practices or lack thereof. Such increased scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, enhanced compliance, or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations. While we may at times engage in voluntary initiatives (such as voluntary disclosures or goals), such initiatives may be costly and may not have the desired effect. For example, we may commit to certain initiatives and we may not ultimately be able to achieve such initiatives due to cost, technological constraints or other factors that are within or outside of our control. Even if we achieve our initiatives, our actions may subsequently be determined to be insufficient by various stakeholders or other third parties. If our ESG practices and reporting do not meet investor, regulator, customer, employee, or other stakeholder or third party expectations, which continue to evolve, our brand, reputation and/or business relationships may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters. Certain market participants, including major institutional investors, use third-party benchmarks, ratings, or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital. As ESG best practices, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new ESG rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital, and employee retention. Such ESG matters may also impact our suppliers, customers, and business partners, which may augment or cause additional impacts on our business, financial condition or results of operations.

Our ability to achieve savings through our restructuring and business transformation activities may be adversely affected by management’s ability to fully execute such plans as a result of local regulations, geo-political risk or other factors within or beyond the control of management.

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

As of December 31, 2023, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $693.0 million, $65.5 million, $150.6 million and $248.2 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In 2023, 2022 and 2021, none of our goodwill reporting units or our indefinite lived tradenames were impaired. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2022, we recognized a pre-tax non-cash impairment charge of $1.3 million related to a technology intangible asset. This impairment was due to market value expectations indicating the carrying amounts of these assets were in excess of the fair value. In 2023 and 2021 none of our long-lived assets were impaired.

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

In 2023, our top ten customers accounted for approximately 21% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations.

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

As of December 31, 2023, Timothy P. Horne beneficially owned 5,938,290 shares of Class B common stock. Our Class B common stock entitles its holders to ten votes for each share, and our Class A common stock entitles its holders to one vote per share. As of December 31, 2023, Timothy P. Horne beneficially owned approximately 17.9% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.7% of our outstanding shares of Class B common stock, which represents approximately 68.3% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and subsequent sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of December 31, 2023, there were outstanding 27,352,701 shares of our Class A common stock and 5,958,290 shares of our Class B common stock. Shares of our Class B common stock may be converted into Class A common stock at any time on a one for one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market the trading price of our Class A common stock could decline.

General Risk Factors

Changes in regulations or standards could adversely affect our business.

Our products and business are subject to a wide variety of statutory, regulatory and industry standards and requirements. A significant change to regulatory requirements, whether federal, foreign, state or local, or to industry standards, could substantially increase manufacturing costs, impact the size and timing of demand for our products, require us to manufacture with alternative technologies or materials, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

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

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework, commonly referred to as “Pillar Two,” which includes the introduction of a 15% global minimum tax to become effective beginning after January 1, 2024. To date, approximately 140 countries have tentatively signed a framework agreeing in principle to this initiative and several countries are in various stages of implementing Pillar Two proposals in local tax legislation. The OECD continues to refine the technical guidance. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other provisions, creates a new corporate alternative minimum tax (CAMT) of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on new corporate stock repurchases beginning in 2023. We do not expect to meet the CAMT threshold in the near term nor expect the IRA to have a material impact on our financial statements. However, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our financial statements.

Item 1B.   UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements. We use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	risk review of certain third-party service providers, including software vendors, third-party cloud services, and third-party hosting services, with ongoing risk monitoring for critical vendors through an external cybersecurity intelligence service;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a full discussion of cybersecurity risks, please see our Risk Factors in Item 1A.

Management Oversight of Cybersecurity

Our Chief Information Officer (“CIO”) and the Vice President (“VP”) of Information Security have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO’s and VP of Information Security’s collectively have over 25 years of experience in leading information technology and security functions across strategy, architecture, engineering, and operations.

The CIO and VP of Information Security supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include but are not limited to risk assessments, including with the support of external advisors, briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Our Cybersecurity Council, comprised of cross-functional senior leaders from operations, finance, internal audit, product management, and information technology teams, also reviews and assesses security risks and issues from a business and technology perspective across all organizations within Watts on a quarterly basis, with the guidance and input of the CIO and VP of Information Security. Our executive management team is primarily responsible for assessing and managing our material or reasonably likely to be material risks from cybersecurity threats with the advice and input of the CIO and VP of Information Security, including based on the above and from external advisors as necessary.

Board Oversight of Cybersecurity

Our Board considers cybersecurity risks as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives updates on the cybersecurity risk management program from the CIO and the VP of Information Security at least twice yearly. In addition, management updates the Audit Committee regarding any material or significant cybersecurity incidents, as well as incidents with lesser impact potential as necessary.

The Audit Committee reports to the full Board annually regarding cybersecurity. The full Board also receives annual briefings from the CIO and the VP of Information Security on cybersecurity, or from external experts on cybersecurity as part of the Board’s continuing education on topics that impact public companies.

Item 2.   PROPERTIES.

We maintain 35 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
St. Pauls, NC	Manufacturing	Owned
Menomonee Falls, WI	Manufacturing/Distribution	Owned
Germantown, WI	Manufacturing/Distribution	Owned
Michigan City, IN	Manufacturing/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Fort Worth, TX	Manufacturing/Distribution	Leased
Fort Myers, FL	Manufacturing/Distribution	Leased
Blauvelt, NY	Manufacturing/Distribution	Leased
Sparks, NV	Distribution Center	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased
Groveport, OH	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Rosières, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Owned
Monastir, Tunisia	Manufacturing	Leased
St. Neots, United Kingdom	Distribution	Leased

Asia-Pacific, Middle East, and Africa:

Location	Principal Use	Owned/Leased
Ningbo, Beilun, China	Manufacturing	Owned
Shanghai, China	APMEA Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased
Dubai, United Arab Emirates	Sales Office/Distribution	Leased
Caringbah, New South Wales, Australia	Manufacturing/Distribution	Leased
Kewdale, Western Australia, Australia	Distribution	Leased
Campbellfield, Victoria, Australia	Distribution	Leased

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

The number of record holders of our Class A common stock as of January 28, 2024 was 58. The number of record holders of our Class B common stock as of January 28, 2024 was 10.

Aggregate common stock dividend payments in 2023 were $46.5 million, which consisted of $38.3 million and $8.2 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2022 were $39.5 million, which consisted of $32.5 million and $7.0 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock by repurchasing a number of shares with an aggregate fair market value on the date of such vesting that would satisfy the withholding amount due. We did not have any such repurchases in the three-month period ended December 31, 2023.

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2023 under our stock repurchase programs.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
September 25, 2023 – October 22, 2023	7,069	$175.08	7,069	$165,026,242
October 23, 2023 – November 19, 2023	6,956	$180.37	6,956	$163,771,607
November 20, 2023 – December 31, 2023	9,028	$199.75	9,028	$161,968,227
Total	23,053	$186.31	23,053
(1)	On February 6, 2019, we announced that our Board of Directors had approved a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions, which does not have an expiration date. On July 31, 2023, the Board of Directors authorized an additional stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions, which also has no expiration date. The additional $150 million has been reflected in the maximum dollar value of shares that may yet be purchased in column (d) above. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2018 and that all dividends were reinvested.

Cumulative Total Return

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Watts Water Technologies, Inc.	100.00	156.19	192.37	309.02	234.63	336.88
S & P 500	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85

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

Item 6.   [Reserved]

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For 150 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product and solutions categories include:

●	Residential & commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods and freeze with alerts to Building Management System (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

●	HVAC & gas—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC is an acronym for heating, ventilation and air conditioning.

●	Drainage & water re-use—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.

●	Water quality—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

Our business is reported in three geographic segments: Americas, Europe, and APMEA. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (OEMs), specialty, and do-it-yourself (DIY).

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. We have completed 14 acquisitions since 2013, including three in the last twelve months. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings.

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

Global economic indicators are mixed and show some signs of softer market conditions in 2024. Elevated interest rates may impact new construction. The European economy continues to show signs of weakening, China’s economy has decelerated, and geo-political risks have heightened. Despite these anticipated challenges, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Due to the above circumstances and as described generally in this Form 10-K, our results of operations for the year ended December 31, 2023 are not necessarily indicative of future results. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact on the Company, see Item 1A, “Risk Factors.”

Financial Overview

Net sales for 2023 increased 3.9%, or $76.8 million, on a reported basis and 0.8%, or $16.3 million, on an organic basis, compared to 2022, primarily driven by incremental price across all of our operating segments, partially offset by lower volumes. The reported sales increase included acquired sales of 3.0%, or $58.6 million, with $33.4 million reported within the Americas segment and $25.2 million reported with APMEA, and the favorable impact of foreign exchange of 0.1%, or $1.9 million. The foreign exchange impact was primarily driven by the depreciation of the U.S. dollar against the euro, partially offset by the unfavorable impact of the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan. Operating income of $350.9 million increased by $35.9 million, or 11.4%, in 2023 compared to 2022. This increase was primarily driven by favorable price, product mix, productivity, and cost savings from prior restructuring actions, partially offset by inflation, lower volume and incremental investments.

In discussing our results of operations, we refer to non-GAAP financial measures, including organic sales, organic selling, general and administrative expenses, and organic operating income, that excludes the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes reporting these non-GAAP financial measures provides useful information to investors, potential investors and others, because it allows for additional insight into underlying trends by providing growth on a consistent basis. We reconcile the change in these non-GAAP financial measures to our reported results below.

Management’s discussion and analysis of our financial condition, results of operations and cash flows as of and for the year ended December 31, 2021 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Acquisitions

On March 31, 2023, we completed the acquisition of the primary business assets of Enware Australia Pty Ltd (“Enware”) in an all-cash transaction. Enware is based near Sydney, Australia, and has been a leading supplier for specialty plumbing and safety equipment used in the Australian institutional and commercial end markets since 1937. The acquisition of Enware aligns with our strategy to expand geographically into countries with mature and enforced plumbing codes. Enware is expected to enhance our product offering and channel access into the Australian marketplace. The acquisition of Enware was deemed not to be material.

On October 23, 2023, we completed the acquisition of Bradley Corporation following its conversion into Bradley Company, LLC (“Bradley”) in a share purchase transaction. The aggregate net purchase price, including an estimated working capital adjustment, was approximately $301.2 million and is subject to a final post-closing working capital adjustment. We funded the transaction with $210 million of borrowings under our Credit Agreement with the remainder being funded by cash on hand. The net transaction value was approximately $266 million after deducting the estimated net present value of expected tax benefits of approximately $35 million. We accounted for the transaction as a business combination in the fourth quarter of 2023. Bradley’s annual revenues for 2023 were approximately $200 million, of which $33.4 million was included in our 2023 Consolidated Financial Statements. Please see Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding operating results of Bradley.

Bradley is based in Menomonee Falls, WI, and has been a trusted provider and manufacturer of commercial washroom and emergency safety products serving commercial (primarily institutional) and industrial end markets for over 100 years. Bradley offers a comprehensive product portfolio that includes plumbing fixtures, washroom accessories and emergency safety products to a diverse customer base. Bradley’s complementary portfolio will enable us to provide our customers with innovative water solutions, as it adds front-of-the-wall applications to our differentiated back-of-the-wall portfolio and we intend to leverage the combined strengths of our sales networks and channel relationships to facilitate cross selling and accelerate growth. The acquisition of Bradley aligns with our strategy to enhance our product offerings, drive growth and serve our customers.

Recent Developments

Effective January 1, 2024, we completed the acquisition of Josam Company following its conversion into Josam Industries, LLC (“Josam”) in a share purchase transaction funded with cash on hand. The aggregate net purchase price was approximately $98.7 million and is subject to a final post-closing working capital adjustment. The net transaction value was approximately $88.7 million after adjusting for the estimated net present value of expected tax benefits of approximately $10 million. Josam is based in Michigan City, Indiana, and is a leading provider and manufacturer of drainage and plumbing products, serving commercial, industrial, and multi-family end markets for over 100 years. Josam’s annualized sales are approximately $35 million. We will account for the transaction as a business combination in the first quarter of 2024.

On February 7, 2024, the Board of Directors elected Rebecca J. Boll to serve as a member of the Board of Directors. Ms. Boll was appointed as a member of the Governance and Sustainability Committee and the Audit Committee.

On February 7, 2024, we declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2024 to stockholders of record on March 1, 2024.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the years ended December 31, 2023 and December 31, 2022 were as follows:

	Year Ended		Year Ended			% Change to
	December 31, 2023		December 31, 2022			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,428.1	69.5%	$1,390.0	70.2%	$38.1	1.9%
Europe	512.1	24.9	499.1	25.2	13.0	0.7
APMEA	116.1	5.6	90.4	4.6	25.7	1.3
Total	$2,056.3	100.0%	$1,979.5	100.0%	$76.8	3.9%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$8.0	$3.8	$4.5	$16.3	0.4%	0.2%	0.2%	0.8%	0.5%	0.8%	5.0%
Foreign exchange	(3.3)	9.2	(4.0)	1.9	(0.2)	0.5	(0.2)	0.1	(0.2)	1.8	(4.5)
Acquired	33.4	—	25.2	58.6	1.7	—	1.3	3.0	2.4	—	27.9
Total	$38.1	$13.0	$25.7	$76.8	1.9%	0.7%	1.3%	3.9%	2.7%	2.6%	28.4%

Our products are sold to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$47.0	$(3.2)	$(1.9)	$(33.9)	$8.0	5.9%	(3.1)%	(2.3)%	(8.2)%
Europe	(1.4)	5.2	—	—	3.8	(0.4)	2.9	—	—
APMEA	4.8	(0.3)	—	—	4.5	5.8	(3.8)	—	—
Total	$50.4	$1.7	$(1.9)	$(33.9)	$16.3

Americas net sales increased $38.1 million, or 2.7%, in 2023 compared to 2022. The change in net sales was negatively impacted by $3.3 million, or 0.2%, of foreign currency translation, which was more than offset by $33.4 million, or 2.4%, of acquired sales related to the Bradley acquisition completed in the fourth quarter of 2023. Organic net sales increased $8.0 million, or 0.5%, primarily due to incremental price realization partially offset by lower volumes. The organic net sales increase was primarily in the wholesale channel due to growth across our core valve products, mostly offset by decreases in the specialty channel primarily due to volume declines in our gas connectors and marine instrumentation and decreases in products sold through the OEM channel into the residential end markets.

Europe net sales increased $13.0 million, or 2.6%, in 2023 compared to 2022. The change in net sales was positively impacted by $9.2 million, or 1.8%, of foreign currency translation. Organic net sales increased $3.8 million, or 0.8%, primarily due to higher price realization, partially offset by lower volumes. The growth was driven from sales in our fluid solution products, including sales of our HVAC products within the OEM markets in Germany, offset partly by a decline in our drains products.

APMEA net sales increased $25.7 million, or 28.4%, in 2023 compared to 2022. The change in net sales was negatively impacted by $4.0 million, or 4.5%, of foreign currency translation, which was more than offset by $25.2 million, or 27.9%, of acquired sales related to the Enware acquisition completed in the second quarter of 2023. Organic net sales increased $4.5 million, or 5.0%, due to higher prices realization and volumes, primarily from growth in the Middle East and Australia, partially offset by declines in China.

The net increase in sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the euro, partially offset by the unfavorable impact of the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan in 2023. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for 2023 and 2022 were as follows:

	Year Ended
	December 31, 2023	December 31, 2022

	(dollars in millions)
Gross profit	$960.9	$874.3
Gross margin	46.7%	44.2%

Gross profit and gross margin increased primarily from higher prices, favorable product mix and productivity, partially offset by inflation and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $55.8 million, or 10.2%, in 2023 compared to 2022. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$33.1	6.0%
Foreign exchange	0.6	0.1
Acquired	22.1	4.0
Total	$55.8	10.1%

The organic increase was primarily due to an increase in net investments of $17.9 million, including in our smart and connected and other strategic initiatives, general inflation of $13.7 million, acquisition-related costs of $7.1 million, higher travel and marketing costs of $5.2 million and a net increase in short-term and long-term compensation accruals of $6.0 million, compared to 2022. These increases were partially offset by $6.6 million from productivity initiatives, $4.8 million of restructuring savings and $4.1 million reduction in freight costs. The increase in foreign exchange was mainly due to the depreciation of the U.S. dollar against the euro, partially offset by the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan. The acquired SG&A costs related to the Bradley acquisition in the Americas segment in the fourth quarter of 2023 and the Enware acquisition in the APMEA segment in the second quarter of 2023. Total SG&A expenses, as a percentage of sales, were 29.4% in 2023 compared to 27.8% in 2022.

Restructuring. In 2023, we recorded a net restructuring charge of $5.5 million, which primarily related to immaterial cost reduction actions in all regions primarily related to severance and other exit costs. In 2022, we recorded a net restructuring charge of $10.6 million, which related to a 2021 French restructuring program as well as other actions related to the decommissioning of machinery at one of our facilities in the Americas and cost reduction actions in Europe and the Americas. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

Operating Income (Loss). Operating income (loss) by geographic segment for 2023 and 2022 was as follows:

				% Change to
	Year Ended			Consolidated
	December 31,	December 31,		Operating
	2023	2022	Change	Income

	(dollars in millions)
Americas	$325.2	$283.9	$41.3	13.1%
Europe	70.4	66.7	3.7	1.2
APMEA	16.1	14.0	2.1	0.7
Corporate	(60.8)	(49.6)	(11.2)	(3.6)
Total	$350.9	$315.0	$35.9	11.4%

The increase (decrease) in operating income (loss) is attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$41.6	$(4.0)	$2.3	$(11.2)	$28.7	13.2%	(1.3)%	0.7%	(3.6)%	9.0%	14.7%	(6.0)%	16.4%	22.6%
Foreign exchange	(1.1)	1.2	(0.1)	—	—	(0.4)	0.4	—	—	—	(0.4)	1.8	(0.7)	—
Acquired	1.2	—	1.0	—	2.2	0.4	—	0.3	—	0.7	0.4	—	7.1	—
Restructuring, impairment charges	(0.4)	6.5	(1.1)	—	5.0	(0.1)	2.1	(0.3)	—	1.7	(0.1)	9.8	(7.8)	—
Total	$41.3	$3.7	$2.1	$(11.2)	$35.9	13.1%	1.2%	0.7%	(3.6)%	11.4%	14.6%	5.6%	15.0%	22.6%

Operating income increased $35.9 million, or 11.4%, in 2023 compared to 2022. Operating income was positively impacted by $2.2 million, or 0.7%, of acquired sales and the foreign currency translation impact was flat compared to 2022. The increase in organic operating income of $28.7 million, or 9.0%, was due to higher price, favorable product mix, productivity, and savings from prior restructuring actions. These increases were partially offset by inflation, lower volume, incremental investments and acquisition-related costs.

Interest Income. Interest income increased $6.6 million in 2023 as compared to 2022 primarily due to higher interest rates earned on our cash and cash equivalents.

Interest Expense. Interest expense increased $1.2 million, or 17.1%, in 2023 as compared to 2022 primarily due to higher principal balance of debt outstanding due to the acquisition of Bradley during 2023 and an increase in interest rates. Refer to Note 12 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Other Expense (Income), Net. Other expense (income) decreased $0.6 million compared to 2022. The decrease was primarily due to $1.0 million of reduced expense as a result of the increase in deferred compensation plan assets. Refer to Note 17 Financial Instruments of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Income Taxes. Our effective income tax rate increased to 24.9% in 2023, from 18.2% in 2022. The increase is primarily due to the $16.1 million tax benefit in 2022 related to the modification of the structure of our Mexican supply chain operations and the additional foreign withholding taxes associated with the repatriation of funds in 2023.

Net Income. Net income for 2023 was $262.1 million, or $7.82 per common share on a diluted basis, compared to $251.5 million, or $7.48 per common share on a diluted basis, for 2022. Results for 2023 include after-tax charges of $8.3 million, or $0.25 per common share, for acquisition-related costs, $5.3 million, or $0.16 per common share, primarily for an income tax adjustment related to repatriation of foreign funds and $4.1 million, or $0.12 per common share, for restructuring; partially offset by an after-tax benefit of $2.5 million, or $0.08 per common share, for an adjustment to contingent consideration.

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

Liquidity and Capital Resources

2023 and 2022 Cash Flows

We generated $310.8 million of net cash from operating activities in 2023 as compared to $224.0 million in 2022. The increase in cash generated was primarily due to higher net income and reduced working capital investments, partially offset by increased payments related to income taxes and customer incentives.

We used $343.1 million of net cash for investing activities in 2023 compared to $22.9 million used in 2022. We spent $313.4 million more cash for the acquisitions in our Americas and APMEA segments and $1.6 million more cash for net capital expenditures in 2023 compared to 2022.

We generated $69.0 million of net cash from financing activities in 2023 primarily due to proceeds from drawdowns of $240.0 million offset by long-term debt repayments on our line of credit totaling $90.0 million, and partially offset by tax withholding payments on vested stock awards of $15.8 million, dividend payments of $46.5 million and payments of $16.0 million to repurchase 91,622 shares of Class A common stock. In 2022, we used $121.7 million of net cash from financing activities primarily due to long-term debt repayments of $80.0 million, dividend payments of $39.5 million, tax withholding payments on vested stock awards of $13.3 million and payments of $69.4 million to repurchase 493,733 shares of Class A common stock. These payments were partially offset by proceeds from drawdowns on our line of credit totaling $85.0 million.

On March 30, 2021, we and certain of our subsidiaries entered into the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent , as amended by Amendment no. 1 dated August 2, 2022, Amendment no. 2 dated December 12, 2023 and as may be further amended, restated, amended and restated, modified or supplemented from time to time (the “Credit Agreement”). The Credit Agreement establishes senior unsecured revolving credit facility of $800 million from February 12, 2022 to March 30, 2026 (the “Revolving Credit Facility”). The maturity date of the Revolving Credit Facility is March 30, 2026 subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement provides for our maximum consolidated leverage ratio of 3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions) and the minimum consolidated interest ratio of 3.50 to 1.00.

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2023, we had drawn down $300.0 million on this line of credit and had $12.5 million in letters of credit outstanding, which resulted in $487.5 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period, in each case, determined by reference to our consolidated leverage ratio. For the borrowings denominated in dollars, there is fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2023 was 6.53%. The weighted average interest rate on debt outstanding inclusive of the interest rate swaps discussed in Note 12 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2023 was 4.89%. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of December 31, 2023, we were in compliance with all covenants related to the Credit Agreement.

As of December 31, 2023, we held $350.1 million in cash and cash equivalents. Of this amount, $171.7 million was held by foreign subsidiaries. In the fourth quarter of 2023, we determined we would make a one-time repatriation of foreign earnings to assist in funding recent acquisitions. In 2023 we repatriated approximately $117.9 million of both previously taxed foreign earnings and the fourth quarter one-time repatriation of foreign earnings, using the majority of that cash to reduce our outstanding debt and to fund acquisitions. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent, other than with respect to the one-time repatriation of foreign earnings in 2023, has been to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate additional post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2023. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Credit Agreement. The Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Credit Agreement, includes all long and short-term debt, finance lease obligations and any trade letters of credit that are outstanding, less cash and cash equivalents on the balance sheet.

As of December 31, 2023, our actual financial ratios calculated in accordance with the Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level
Interest Charge Coverage Ratio	45.5 to 1.00	3.50 to 1.00
Maximum level
Leverage Ratio	0.00 to 1.00	3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions)

As of December 31, 2023, we were in compliance with all covenants related to the Credit Agreement.

In addition to financial ratios, the Credit Agreement contains affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreement.

Working capital (defined as current assets less current liabilities) as of December 31, 2023 was $655.2 million compared to $571.9 million as of December 31, 2022. The ratio of current assets to current liabilities was 2.6 to 1 as of December 31, 2023 compared to 2.5 to 1 as of December 31, 2022. The increase in working capital is primarily related to the increase in cash and cash equivalents as a result of increased cash from operating activities.

Material Cash Requirements

We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs during 2024 and thereafter for the foreseeable future.

We anticipate investing between $55 million to $65 million in capital expenditures during 2024 to improve our manufacturing capabilities and invest in technology and other commercial and operational excellence initiatives.

We intend to continue to repurchase shares of Class A common stock consistent with prior years. The repurchases are executed from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined based on our evaluation of market conditions and other factors, see Note 13 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

While we presently intend to continue to pay comparable quarterly cash dividends on both Class A and B common stock, the payment of future cash dividends depends upon our Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $12.5 million as of December 31, 2023 and $12.1 million as of December 31, 2022. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore, they do not necessarily represent future cash flow obligations.

Our contractual obligations as of December 31, 2023 are presented in the following table:

		Next	Beyond
Contractual Obligations	Total	12 Months	12 Months

	(in millions)
Long-term debt obligations, including current maturities(a)	$300.0	$—	$300.0
Operating lease obligations(b)	64.1	11.8	52.3
Finance lease obligations(c)	2.6	1.3	1.3
Pension contributions(d)	9.2	0.5	8.7
Interest(e)	25.6	13.5	12.1
2017 Tax Act Toll Tax payable(f)	15.3	6.8	8.5
Capital expenditures(g)	6.1	6.1	—
Purchase obligations(h)	171.9	165.4	6.5
Total	$594.8	$205.4	$389.4

(a) Relates to drawdowns on the line of credit under the Credit Agreement as recognized in the consolidated balance sheet. See Note 12 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

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

(d) Relates to estimated future obligations for the Europe pension plans. See Note 15 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(e) Represents the current estimate of future interest payments due on the current drawdown on the line of credit under the Credit Agreement referenced above at (a).

(f) Relates to the 2017 Tax Act one time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which was payable over a number of years.

(g) Relates to capital expenditure obligations included in the anticipated capital expenditure investment totals of $55 million to $65 million discussed above.

(h) Primarily includes the $98.7 million of a preliminary net purchase price related to the definitive agreement we entered into on December 11, 2023 to acquire Josam, $49.7 million of commodity commitments and $19.4 million relates to cost obligations for an Information Technology investment program.

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

Adjusted operating income, adjusted operating margins, adjusted net income, and adjusted earnings per share are non-GAAP measures that exclude certain expenses incurred and benefits recognized in the periods presented that relate primarily to our global restructuring programs, acquisition-related costs, contingent consideration adjustment, gain on sale of asset, and the related income tax impacts on these items and other tax adjustments. Management believes reporting these financial measures provides useful information to investors, potential investors and others, by facilitating easier comparisons of our performance with prior and future periods.

A reconciliation of U.S. GAAP results to these adjusted non-GAAP measures is provided below (dollars in millions, except per share amounts):

	Year Ended
	December 31,	December 31,
	2023	2022

Net sales	$2,056.3	$1,979.5

Operating income - as reported	350.9	315.0
Operating margin %	17.1%	15.9%

Adjustments for special items:
Restructuring	5.5	10.6
Acquisition-related costs	11.3	—
Contingent consideration adjustment	(2.5)	—
Gain on sale of asset	—	(1.8)

Total adjustments for special items	$14.3	$8.8

Operating income - as adjusted	$365.2	$323.8
Adjusted operating margin %	17.8%	16.4%

Net income - as reported	$262.1	$251.5

Adjustments for special items - tax effected:
Restructuring	4.1	7.9
Acquisition-related costs	8.3	—
Contingent consideration adjustment	(2.5)	—
Gain on sale of asset	—	(1.4)
Discrete tax items	5.3	(18.2)

Total adjustments for special items - tax effected:	$15.2	$(11.7)

Net income as adjusted	$277.3	$239.8

Diluted earnings per share - as reported	$7.82	$7.48
Restructuring	0.12	0.23
Acquisition-related costs	0.25	—
Contingent consideration adjustment	(0.08)	—
Gain on sale of asset	—	(0.04)
Discrete tax items	0.16	(0.54)
Diluted earnings per share - as adjusted	$8.27	$7.13

Free cash flow is a non-GAAP measure that does not represent cash generated from operating activities in accordance with U.S. GAAP. Therefore, it should not be considered an alternative to net cash provided by operating activities as an indication of our performance. The cash conversion rate of free cash flow to net income is also a measure of our performance in cash flow generation. We believe free cash flow and cash flow conversion rate to be an appropriate supplemental measure of our operating performance because it provides investors with a measure of our ability to generate cash, repay debt, pay dividends, repurchase stock and fund acquisitions.

A reconciliation of net cash provided by operating activities to free cash flow and calculation of our cash conversion rate is provided below:

	Year Ended
	December 31,	December 31,
	2023	2022

	(in millions)
Net cash provided by operating activities	$310.8	$224.0
Less: additions to property, plant, and equipment	(29.7)	(28.1)
Plus: proceeds from the sale of property, plant, and equipment	—	5.2
Free cash flow	$281.1	$201.1
Net income —as reported	$262.1	$251.5
Cash conversion rate of free cash flow to net income	107.2%	80.0%

Our free cash flow increased in 2023 when compared to 2022 primarily driven by higher net income and reduced working capital investment, partially offset by increased payments related to income taxes and customer incentives.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at December 31, 2023 was (3.5)% for 2023 compared to (14.3)% in 2022. The change was driven by an increase in net debt balance due to increase in debt outstanding of $150.7 million, partially offset by an increase in cash and cash equivalents of $39.3, and higher net income contributing to an increase in stockholders’ equity at December 31, 2023 compared to December 31, 2022. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,	December 31,
	2023	2022

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	298.3	147.6
Less: cash and cash equivalents	(350.1)	(310.8)
Net debt	$(51.8)	$(163.2)

A reconciliation of capitalization is provided below:

	December 31,	December 31,
	2023	2022

	(in millions)
Net debt	$(51.8)	$(163.2)
Total stockholders’ equity	1,513.3	1,300.6
Capitalization	$1,461.5	$1,137.4
Net debt to capitalization ratio	(3.5)%	(14.3)%

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or, a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no significant changes in our accounting policies or significant changes in our accounting estimates during 2023.

We periodically discuss the development, selection and disclosure of the estimates with our Audit Committee. Management believes the following critical accounting policies reflect our more significant estimates and assumptions.

Revenue recognition

We recognize revenue under the core principle to recognize revenue in a manner that depicts the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. When determining the transaction price of each contract, we consider contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price. Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience. We regularly review our estimates of variable consideration on the transaction price and recognize changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.

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

In 2023, we had eight reporting units. Bradley was acquired in the fourth quarter of 2023, after the goodwill testing date (October 22, 2023), however it was considered a separate reporting unit for the year end 2023. One of the eight reporting units, Water Quality, had no goodwill. We performed a qualitative analysis for each of the six reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA.

As of our October 22, 2023 testing date, we had $589.6 million of goodwill on our balance sheet. As a result of our qualitative analyses, we determined that the fair values of the six reporting units noted above were more likely than not greater than the carrying amounts. In 2023, we did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative analyses could result in the reporting unit fair value not exceeding the carrying amounts and could lead to impairment.

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition and we have recorded certain trademarks and trade names as indefinite-lived intangible assets. Values assigned to intangible assets are typically determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2023 impairment assessment, which occurred as of October 22, 2023, we performed a qualitative assessment for certain trademarks and tradenames where the fair value significantly exceeded the carrying value in the previous quantitative assessment performed. Each had sales growth in 2023, sales growth is expected in 2024, and no other indicators of impairment were present. For the remaining tradenames in 2023, we performed a quantitative assessment. The methodology we employed for the quantitative assessments was the relief from royalty method, a subset of the income approach. As a result of our qualitative and quantitative analyses, we determined that the fair values of the indefinite-lived intangibles assets were more likely than not greater than the carrying amounts. As a result of the quantitative analyses, we determined that fair value exceeded carrying value for each indefinite-lived intangible asset. During 2023, 2022, and 2021, no impairment was recognized on our indefinite-lived intangible assets. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative and quantitative analyses could result in the trademark’s or trade name’s fair value not exceeding its carrying amount and could lead to impairment.

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

For our product liability cases in the U.S., we establish a product liability accrual, which includes estimated legal costs associated with accrued claims. For our most significant volume of liability matters, we utilize third-party actuarial valuations which incorporate historical trend factors including, but not limited to, claim frequency and loss severity, and our specific claims experience derived from loss reports provided by third-party claims administrators to establish our product liability accrual. The product liability accrual represents the estimated ultimate losses for all reported and incurred but not reported claims. For the remainder of our product liability accrual, where we do not utilize third-party actuarial valuations, we maintain insurance and calculate potential product liability accruals which includes legal costs associated with the accrued claims on a case-by-case basis. Changes in the nature and volume of product liability claims, legal costs, or the actual settlement amounts could affect the adequacy of the estimates and require changes to the accrual. Because the liability is an estimate, the ultimate liability may be more or less than reported. Any material change in the aforementioned factors could have an adverse impact on our operating results for any particular period depending, in part, upon the operating results for such period.

Legal contingencies

We are a defendant in numerous legal matters including legal matters involving environmental issues and product liability as discussed in more detail in Part I, Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 16 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are often developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition.

Income taxes

We are subject to income taxes in the U.S. (federal and state) and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.

We estimate and use our expected annual effective income tax rates to accrue income taxes throughout the interim periods. Effective tax rates are determined based on budgeted earnings before taxes, including our best estimate of permanent items that will affect the effective rate for the year. Management periodically reviews these rates with outside tax advisors and changes are made if material variances from expectations are identified.

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

As of December 31, 2021, we released $22.1 million of our valuation allowance on foreign tax credits related to the additional foreign source income resulting from our restructured Mexican manufacturing supply chain operations. As of December 31, 2023 we increased our valuation allowance on foreign tax credits by $4.0 million related to the additional foreign tax credits generated by our fourth quarter one-time repatriation of foreign earnings. See Note 10 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We also entered into forward exchange contracts which hedge up to 60% of the forecasted intercompany sales transactions between one of our Chinese subsidiaries and one of our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of December 31, 2023 was a liability of $0.2 million.

Under the Credit Agreement, our earnings and cash flows are exposed to fluctuations in interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, we amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, we receive the one-month Term SOFR subject to a -0.1% floor and pay a fixed rate of 0.942% on a notional amount of $100.0 million. We entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, we receive the one-month Term SOFR subject to a -0.1% floor and pay a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps mature on March 30, 2026. Information about our long-term debt facility and related interest rates appears in Note 17 of the Consolidated Financial Statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

On October 23, 2023, the Company completed the acquisition of Bradley, in a share purchase transaction. The consolidated financial statements of the Company include the results of Bradley, including total assets of $333.8 million and total revenues of $33.4 million, but management’s assessment of internal control over financial reporting as of December 31, 2023 does not include an assessment of the internal control over financial reporting of Bradley.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Bradley operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Item 9B.   OTHER INFORMATION.

(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K .

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Information about Our Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 22, 2024 is incorporated herein by reference.

We have adopted a Code of Business Conduct applicable to all officers, employees and Board members. The Code of Business Conduct is posted in the Investors section of our website, www.wattswater.com. We will provide you with a print copy of our Code of Business Conduct free of charge on written request to our Corporate Secretary, Watts Water Technologies, Inc., 815 Chestnut Street, North Andover, MA 01845. Any amendments to, or waivers of, the Code of Business Conduct that are required to be disclosed by SEC or New York Stock Exchange rules will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 22, 2024 is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 22, 2024 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, about the shares of Class A common stock that may be issued upon the exercise of stock options, settlement of performance stock awards and vesting of deferred stock awards issued under the Company’s Third Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Third Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be				available for future issuance
	issued upon exercise of		Weighted‑average exercise		under equity compensation
	outstanding options,		price of outstanding options,		plan (excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	283,047	(1)	$57.47	(2)	1,684,605	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	283,047	(1)	$57.47	(2)	1,684,605	(3)
(1)	Represents 364 outstanding options, 112,610 performance stock awards and 92,716 deferred stock awards under the Third Amended and Restated 2004 Stock Incentive Plan, and 77,357 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)	Represents the weighted-average exercise price of the 364 outstanding options. Deferred stock awards, performance stock awards and restricted stock units do not have an exercise price.

(3)	Includes 979,835 shares available for future issuance under the Third Amended and Restated 2004 Stock Incentive Plan, and 704,770 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 22, 2024 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 22, 2024 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	93

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Bradley Corporation during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, Bradley Corporation’s internal control over financial reporting associated with total assets of $333.8 million and total revenues of $33.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Bradley Corporation.

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

Product liability accrual

As discussed in Notes 11 and 16 to the consolidated financial statements, the Company’s product liability accrual as of December 31, 2023 was $21.7 million. The Company is generally self-insured for potential product liability claims. For its most significant volume of liability matters, the Company uses third-party actuarial valuations, which incorporate historical trend factors and its specific claims experience derived from loss reports provided by third-party claims administrators, to establish its product liability accrual.

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

February 21, 2024

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Year Ended December 31,
	2023	2022	2021
Net sales	$2,056.3	$1,979.5	$1,809.2
Cost of goods sold	1,095.4	1,105.2	1,042.1
GROSS PROFIT	960.9	874.3	767.1
Selling, general and administrative expenses	604.5	550.5	508.2
Restructuring	5.5	10.6	19.3
Gain on sale of asset	—	(1.8)	—
OPERATING INCOME	350.9	315.0	239.6
Other (income) expense:
Interest income	(7.2)	(0.6)	—
Interest expense	8.2	7.0	6.3
Other expense (income), net	0.4	1.0	(0.8)
Total other expense	1.4	7.4	5.5
INCOME BEFORE INCOME TAXES	349.5	307.6	234.1
Provision for income taxes	87.4	56.1	68.4
NET INCOME	$262.1	$251.5	$165.7
Basic EPS
NET INCOME PER SHARE	$7.85	$7.51	$4.90
Weighted average number of shares	33.4	33.5	33.8
Diluted EPS
NET INCOME PER SHARE	$7.82	$7.48	$4.88
Weighted average number of shares	33.5	33.6	33.9
Dividends declared per share	$1.38	$1.16	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$262.1	$251.5	$165.7
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	9.7	(29.1)	(28.0)
Cash flow hedges	(3.9)	6.5	0.7
Defined benefit pension plan, net of tax:
Actuarial gain, net of tax provision of $0.2 million in 2023	0.7	—	—
Other comprehensive income (loss)	6.5	(22.6)	(27.3)
Comprehensive income	$268.6	$228.9	$138.4

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350.1	$310.8
Trade accounts receivable, less reserve allowances of $11.9 million at December 31, 2023 and $10.7 million at December 31, 2022	259.8	233.8
Inventories, net:
Raw materials	150.6	138.0
Work in process	20.2	21.0
Finished goods	228.5	216.6
Total Inventories	399.3	375.6
Prepaid expenses and other current assets	51.8	30.4
Total Current Assets	1,061.0	950.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	677.2	595.6
Accumulated depreciation	(429.0)	(398.8)
Property, plant and equipment, net	248.2	196.8
OTHER ASSETS:
Goodwill	693.0	592.4
Intangible assets, net	216.1	113.7
Deferred income taxes	23.6	17.8
Other, net	67.5	59.6
TOTAL ASSETS	$2,309.4	$1,930.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$131.8	$134.3
Accrued expenses and other liabilities	190.3	174.6
Accrued compensation and benefits	83.7	69.8
Total Current Liabilities	405.8	378.7
LONG-TERM DEBT	298.3	147.6
DEFERRED INCOME TAXES	13.5	26.2
OTHER NONCURRENT LIABILITIES	78.5	77.8
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,352,701 shares at December 31, 2023 and 27,314,679 shares at December 31, 2022	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,958,290 shares at December 31, 2023 and at December 31, 2022	0.6	0.6
Additional paid-in capital	674.3	651.9
Retained earnings	979.1	795.3
Accumulated other comprehensive loss	(143.4)	(149.9)
Total Stockholders’ Equity	1,513.3	1,300.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,309.4	$1,930.9

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in millions, except share information)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2020	27,478,512	$2.8	6,144,290	$0.6	$606.3	$560.1	$(100.0)	$1,069.8
Net income	—	—	—	—	—	165.7	—	165.7
Other comprehensive loss	—	—	—	—	—	—	(27.3)	(27.3)
Comprehensive income							—	138.4
Shares of Class B common stock converted to Class A common stock	120,000	—	(120,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	1,440	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	22.9	—	—	22.9
Stock repurchase	(109,998)	—	—	—	—	(16.0)	—	(16.0)
Net change in restricted stock units	94,571	—	—	—	1.9	(9.6)	—	(7.7)
Common stock dividends	—	—	—	—	—	(34.3)	—	(34.3)
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	1,173.2
Net income	—	—	—	—	—	251.5	—	251.5
Other comprehensive loss	—	—	—	—	—	—	(22.6)	(22.6)
Comprehensive income							—	228.9
Shares of Class B common stock converted to Class A common stock	66,000	—	(66,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	18.4	—	—	18.4
Stock repurchase	(493,733)	(0.1)	—	—	—	(69.3)	—	(69.4)
Net change in restricted stock units	155,562	—	—	—	2.1	(13.3)	—	(11.2)
Common stock dividends	—	—	—	—	—	(39.5)	—	(39.5)
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	1,300.6
Net income	—	—	—	—	—	262.1	—	262.1
Other comprehensive income	—	—	—	—	—	—	6.5	6.5
Comprehensive income							—	268.6
Shares of Class A common stock issued upon the exercise of stock options	598	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	20.2	—	—	20.2
Stock repurchase	(91,622)	—	—	—	—	(16.0)	—	(16.0)
Net change in restricted stock units	129,046	—	—	—	2.1	(15.8)	—	(13.7)
Common stock dividends	—	—	—	—	—	(46.5)	—	(46.5)
Balance at December 31, 2023	27,352,701	$2.7	5,958,290	$0.6	$674.3	$979.1	$(143.4)	1,513.3

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$262.1	$251.5	$165.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30.1	27.6	31.4
Amortization of intangibles	13.2	12.1	13.7
Loss (gain) on disposal and impairment of long-lived asset	0.2	(0.2)	1.4
Stock-based compensation	20.2	18.4	22.9
Deferred income tax	(18.8)	(29.6)	(8.2)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	6.2	(20.0)	(30.2)
Inventories	27.0	(16.4)	(113.7)
Prepaid expenses and other assets	(20.6)	1.9	(0.8)
Accounts payable, accrued expenses and other liabilities	(8.8)	(21.3)	98.6
Net cash provided by operating activities	310.8	224.0	180.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(29.7)	(28.1)	(26.7)
Proceeds from the sale of property, plant and equipment	—	5.2	5.1
Business acquisitions, net of cash acquired	(313.4)	—	(9.1)
Net cash used in investing activities	(343.1)	(22.9)	(30.7)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	240.0	85.0	40.0
Payments of long-term debt	(90.0)	(80.0)	(95.0)
Payments for withholding taxes on vested awards	(15.8)	(13.3)	(9.6)
Payments for finance leases and other	(2.8)	(4.7)	(1.4)
Proceeds from share transactions under employee stock plans	0.1	0.2	0.1
Debt issuance costs	—	—	(2.4)
Payments to repurchase common stock	(16.0)	(69.4)	(16.0)
Dividends	(46.5)	(39.5)	(34.3)
Net cash provided by (used in) financing activities	69.0	(121.7)	(118.6)
Effect of exchange rate changes on cash and cash equivalents	2.6	(10.6)	(8.4)
INCREASE IN CASH AND CASH EQUIVALENTS	39.3	68.8	23.1
Cash and cash equivalents at beginning of year	310.8	242.0	218.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$350.1	$310.8	$242.0

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$344.0	$—	$12.1
Cash paid, net of cash acquired	313.4	—	9.1
Liabilities assumed	$30.6	$—	$3.1

Issuance of stock under management stock purchase plan	$0.4	$0.4	$0.6

CASH PAID FOR:
Interest	$7.7	$5.7	$6.9
Income taxes	$115.7	$85.8	$73.0

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

Watts Water Technologies, Inc. (the Company) is a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe, and Asia-Pacific, Middle East, and Africa (APMEA). For 150 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

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

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2023, 2022 and 2021, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value using standard costs determined primarily on the first-in, first-out method which approximates actual costs. The Company utilizes both specific product identification and historical product demand as the basis for estimating its excess or obsolete inventory reserve, which is evaluated at least quarterly. The Company identifies all inventories that exceed a range of one to three years in sales to calculate inventory on hand that exceeds estimated demand. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of the Company’s products contain recoverable materials, therefore the excess and obsolete reserve is established net of any estimated recoverable amounts based on historical experience. Changes in market conditions, lower-than-expected customer demand or changes in technology or features could result in additional excess or obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

Acquisitions

The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations, (“ASC 805”), for all transactions and events in which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, and in establishing the acquisition date fair value as of the measurement date for all assets and liabilities assumed. The Company also utilizes ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include:

●	estimated step-ups for fixed assets and inventory;
●	estimated fair values of intangible assets; and
●	estimated income tax assets and liabilities assumed from the acquiree.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

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

Stock-Based Compensation

The Company records compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards for restricted stock awards and deferred stock awards. Stock-based compensation expense for restricted stock awards and deferred stock awards is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The performance stock units offered by the Company to employees are amortized to expense over the vesting period, if deemed probable of achievement, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period of the respective grant.

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

Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The Company had interest rate swaps and foreign exchange hedges designated as cash flow hedges as of December 31, 2023. Refer to Note 17 for further details.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $71.5 million, $73.4 million and $69.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $67.1 million, $59.4 million and $45.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Accounting Standard Updates

In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the Company’s financial statement disclosures.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Restructuring costs:
2021 France Actions	$0.4	$5.1	$19.7
Other Actions	5.1	5.5	(0.4)
Total restructuring charges	$5.5	$10.6	$19.3

The Company recorded pre-tax restructuring in its business segments as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Americas	$2.5	$2.2	$(0.3)
Europe	2.0	8.5	19.5
APMEA	1.0	(0.1)	0.1
Total	$5.5	$10.6	$19.3

2021 France Restructuring Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. As of December 31, 2023, the Company had incurred all pre-tax restructuring charges related to the program, resulting in total program charges of $25.2 million. Total net after-tax charges for this restructuring program were approximately $18.6 million. In the fourth quarter of 2022, the Company received cash proceeds from the sale of the manufacturing facility of approximately $4.3 million and recognized a pre-tax gain on sale of approximately $1.8 million. Annual cash savings, net of tax, approximated $3.0 million, and were fully realized in 2023.

The following table summarizes by type, the total incurred pre-tax restructuring costs for the Company’s restructuring program related to the 2021 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2021	$16.9	$0.9	$0.9	$1.0	$19.7
Costs incurred — 2022	3.5	0.2	0.8	0.6	5.1
Costs incurred — 2023	0.4	—	—	—	0.4
Total restructuring costs	$20.8	$1.1	$1.7	$1.6	$25.2

Details of the restructuring reserve activity for the Company’s 2021 France Actions for the year ended December 31, 2023 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2020	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	16.9	0.9	0.9	1.0	19.7
Utilization and foreign currency impact	(7.0)	(0.7)	(0.9)	(0.5)	(9.1)
Balance at December 31, 2021	$9.9	$0.2	$—	$0.5	$10.6
Net pre-tax restructuring charges	3.5	0.2	0.8	0.6	5.1
Utilization and foreign currency impact	(11.5)	(0.4)	(0.8)	(1.1)	(13.8)
Balance at December 31, 2022	$1.9	$—	$—	$—	$1.9
Net pre-tax restructuring charges	0.4	—	—	—	0.4
Utilization and foreign currency impact	(2.1)	—	—	—	(2.1)
Balance at December 31, 2023	$0.2	$—	$—	$—	$0.2

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the year ended December 31, 2023, were immaterial actions primarily taken in the Americas segment related to the approved closure of two facilities and consolidation of the related productions into existing facilities. The facility exits were substantially completed in the fourth quarter of 2023 and total costs approximated $2.0 million. One of the programs includes the sale of the facility which is expected to be completed in the first half of 2024 and will generate cash proceeds and an expected gain on sale. Also included in “Other Actions” for the Americas segment was $0.6 million of severance related to head count and cost reductions actions which is expected to take place in the first half of 2024.

Included in “Other Actions” for the year ended December 31, 2023, was $1.6 million of restructuring charges recognized in the Europe segment related to cost saving actions and primarily include severance costs.

Included in “Other Actions” for the year ended December 31, 2023, was $1.1 million of restructuring charges recognized in the APMEA segment related to Enware Australia Pty Ltd (“Enware”) acquisition primarily for severance costs within the Enware restructuring program. The total program costs are estimated to be $2.0 million in restructuring charges and the remaining $0.9 million in other exit costs are expected to be incurred through the first half of 2024.

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

(4) Revenue Recognition

The Company is a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets. For 150 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (“OEMs”), specialty, and do-it-yourself (“DIY”). The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products, which are comprised of the following principal product categories:

●	Residential & commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods and freeze with alerts to Building Management System (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.
●	HVAC & gas—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC is an acronym for heating, ventilation and air conditioning.
●	Drainage & water re-use—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.
●	Water quality—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the year ended December 31, 2023
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$868.1	$318.8	$83.6	$1,270.5
OEM	101.0	190.7	7.3	299.0
Specialty	377.0	—	25.2	402.2
DIY	82.0	2.6	—	84.6
Total	$1,428.1	$512.1	$116.1	$2,056.3

	For the year ended December 31, 2023
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$885.0	$173.9	$97.1	$1,156.0
HVAC and Gas Products	332.4	248.1	15.3	595.8
Drainage and Water Re-use Products	105.3	86.2	2.7	194.2
Water Quality Products	105.4	3.9	1.0	110.3
Total	$1,428.1	$512.1	$116.1	$2,056.3

	For the year ended December 31, 2022
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$790.6	$314.8	$82.5	$1,187.9
OEM	104.3	181.7	7.9	293.9
Specialty	411.1	—	—	411.1
DIY	84.0	2.6	—	86.6
Total	$1,390.0	$499.1	$90.4	$1,979.5

	For the year ended December 31, 2022
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$792.3	$171.1	$71.4	$1,034.8
HVAC and Gas Products	366.2	234.2	14.8	615.2
Drainage and Water Re-use Products	107.7	89.4	2.9	200.0
Water Quality Products	123.8	4.4	1.3	129.5
Total	$1,390.0	$499.1	$90.4	$1,979.5

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

(5) Acquisitions

Enware

On March 31, 2023, the Company completed the acquisition of the primary business assets of Enware Australia Pty Ltd (“Enware”) in an all-cash transaction. Enware is based near Sydney, Australia, and has been a leading supplier for specialty plumbing and safety equipment used in the Australian institutional and commercial end markets since 1937. The acquisition of Enware aligns with the Company’s strategy to expand geographically into countries with mature and enforced plumbing codes. Enware is expected to enhance the Company’s product offering and channel access into the Australian marketplace. The acquisition of Enware was deemed not to be material.

Bradley

On October 23, 2023, the Company completed the acquisition of Bradley Corporation following its conversion into Bradley Company, LLC (“Bradley”) in a share purchase transaction. The aggregate net purchase price was approximately $301.2 million, net of cash of $9.2 million, and was financed by $210 million of borrowings under the Company’s Second Amended and Restated Credit Agreement with the remainder being funded by cash on hand. The purchase price includes an estimated working capital adjustment of $3.1 million and is subject to a final post-closing working capital adjustment.

Bradley is based in Menomonee Falls, WI, and is a provider and manufacturer of commercial washroom and emergency safety products serving commercial (primarily institutional) and industrial end markets for over 100 years.

Bradley offers a comprehensive product portfolio that includes plumbing fixtures, washroom accessories and emergency safety products to a diverse customer base. Bradley’s complementary portfolio will enable the Company to provide its customers with innovative water solutions, as it adds front-of-the-wall applications to its differentiated back-of-the-wall portfolio. The acquisition of Bradley is intended to align with the Company’s strategy to enhance its product offerings, drive growth and serve its customers.

Bradley’s operating results since the date of acquisition are included in the Americas segment. The Company accounted for the transaction as a purchased business combination. During the fourth quarter of 2023, the Company performed the preliminary purchase price allocation for the Bradley purchase, with immaterial adjustments expected in the first quarter of 2024 related to the final working capital adjustment, final intangible asset valuations and deferred tax adjustments. The acquisition resulted in the recognition of $96.6 million in goodwill and $114.6 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $84.6 million with estimated lives of 15 years and the trade name valued at $30.0 million with an indefinite life. The goodwill is attributable to the workforce of Bradley and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes.

The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$9.2
Trade accounts receivable	23.5
Inventories, net	38.4
Prepaid expenses and other current assets	3.4
Property, Plant and Equipment	47.6
Intangible assets	114.6
Goodwill	96.6
Accounts payable	(8.2)
Employee benefits, other	(6.2)
Other current liabilities	(8.0)
Other noncurrent liabilities	(0.5)
Purchase price	$310.4

The consolidated statement of operations for the year ended December 31, 2023 includes the results of Bradley since the acquisition date and includes $33.4 million of revenues and $2.7 million of operating loss, which includes acquisition-related costs of $3.3 million.

Supplemental pro-forma information (unaudited)

Had the Company completed the acquisition of Bradley at the beginning of 2022, net sales, net income and earnings per share would have been as follows:

	Year Ended December 31,
	2023	2022

	(Amounts in millions, except per share information)
Net Sales	$2,221.7	$2,168.3
Net Income	$266.3	$252.6
Net income per share:
Basic EPS	$7.97	$7.54
Diluted EPS	$7.95	$7.52

Net income for the years ended December 31, 2023 and December 31, 2022 was adjusted to include $6.6 million and $4.1 million, respectively, of net interest expense related to the financing, $3.3 million and $4.2 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets, and $3.2 million and $1.3 million, respectively, of income tax expense to align the effective tax rate. Net income for the year ended December 31, 2023 and December 31, 2022 was also adjusted to exclude $4.6 million and $5.2 million, respectively, of net acquisition-related and purchase accounting charges. The pro-forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of Bradley.

(6) Goodwill & Intangibles

Goodwill

The Company performs its annual goodwill impairment testing for each reporting unit as of fiscal October month-end or earlier if there is a triggering event or circumstance that indicates an impairment loss may have occurred. As of the October 22, 2023 testing date, the Company had $589.6 million of goodwill on its balance sheet. In 2023, the Company had eight reporting units. Bradley was acquired in the fourth quarter of 2023, after the goodwill testing date (October 22, 2023), however it was considered a separate reporting unit for the year ended December 31, 2023. One of these reporting units, Water Quality, had no goodwill. The Company performed a qualitative analysis for each of the six reporting units, which include Blücher, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (HHWS) and APMEA. As a result of the qualitative analyses, the Company determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2023 and 2022, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

The Company completed two acquisitions during the year ended December 31, 2023. During the second quarter, the Company completed the acquisition of the primary business assets of Enware within the APMEA region, resulting in $0.9 million of goodwill. The acquisition of Enware was not considered material to the Company’s consolidated financial statements. During the fourth quarter, the Company completed the acquisition of Bradley in a share purchase transaction within the Americas region, resulting in $96.6 million of goodwill. The changes in the carrying amount of goodwill by geographic segment were as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2023 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2023	Period	2023	2023	the Period	2023	2023	2023

	(in millions)
Americas	$490.3	$96.6	$586.9	$(24.5)	$—	$(24.5)	$0.2	$562.6
Europe	236.7	—	236.7	(129.7)	—	(129.7)	3.1	110.1
APMEA	32.5	0.9	33.4	(12.9)	—	(12.9)	(0.2)	20.3
Total	$759.5	$97.5	$857.0	$(167.1)	$—	$(167.1)	$3.1	$693.0

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2022 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2022	Period	2022	2022	the Period	2022	2022	2022

	(in millions)
Americas	$490.9	$—	$490.9	$(24.5)	$—	$(24.5)	$(0.6)	$465.8
Europe	242.9	—	242.9	(129.7)	—	(129.7)	(6.2)	107.0
APMEA	34.0	—	34.0	(12.9)	—	(12.9)	(1.5)	19.6
Total	$767.8	$—	$767.8	$(167.1)	$—	$(167.1)	$(8.3)	$592.4

Long-Lived Assets

Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is “more likely than not” that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. In 2023, the Company performed a combination of qualitative and quantitative assessments, and in 2022, the Company performed a qualitative assessment for all tradenames. Based on the results of the assessments, the Company did not recognize an impairment on any indefinite-lived intangibles in 2023 or 2022.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pre-tax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pre-tax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows. In 2023 and 2021, there were no indications of the carrying amounts of intangible assets with estimable lives not being recoverable. In 2022, the Company recognized a $1.3 million impairment charge for an amortizable technology asset. The impairment was recognized within the Americas segment and due to changes in market expectations indicated the carrying amount of the asset was no longer recoverable.

Intangible assets include the following:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	218.0	(85.3)	132.7	175.1	(118.6)	56.5
Technology	53.2	(44.2)	9.0	53.2	(40.5)	12.7
Trade names	20.8	(12.3)	8.5	19.8	(10.8)	9.0
Other	1.1	(0.7)	0.4	1.1	(0.6)	0.5
Total amortizable intangibles	298.1	(147.5)	150.6	254.2	(175.5)	78.7
Indefinite-lived intangible assets	65.5	—	65.5	35.0	—	35.0
	$363.6	$(147.5)	$216.1	$289.2	$(175.5)	$113.7

The Company acquired $114.6 million in intangible assets as part of the Bradley acquisition, consisting of customer relationships valued at $84.6 million, with an estimated useful life of 15 years, and an indefinite-lived trade name of $30.0 million.

Aggregate amortization expense for amortized intangible assets for 2023, 2022 and 2021 was $13.2 million, $12.1 million and $13.7 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $17.7 million for 2024, $16.0 million for 2025, $15.5 million for 2026, $14.0 million for 2027 and $13.6 million for 2028. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.3 years. Customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 12.1 years, 3.8 years, 11.4 years and 19.6 years, respectively. Indefinite-lived intangible assets include trade names and trademarks. In 2023, we removed fully amortized intangible assets from both gross carrying amount and accumulated amortization, with no effect to net carrying amount, in the amounts of $41.7 million for customer relationships.

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2023	2022

	(in millions)
Raw materials	$150.6	$138.0
Work-in-process	20.2	21.0
Finished goods	228.5	216.6
	$399.3	$375.6

Raw materials, work-in-process and finished goods are net of valuation reserves of $48.2 million and $43.6 million as of December 31, 2023 and 2022, respectively. Finished goods of $19.8 million and $18.2 million as of December 31, 2023 and 2022, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2023	2022

	(in millions)
Land	$15.2	$11.1
Buildings and improvements	212.1	183.5
Machinery and equipment	435.5	387.4
Construction in progress	14.4	13.6
Property, plant and equipment, at cost	677.2	595.6
Accumulated depreciation	(429.0)	(398.8)
Property, plant, and equipment, net	$248.2	$196.8

(9) Leases

The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 91% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed and variable lease payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
	(in millions)	(in millions)
Operating Leases (1)
Real Estate	$45.9	$40.0
Automobile	3.6	2.4
Machinery and equipment	0.7	0.9
Total operating lease ROU Asset	$50.2	$43.3

Finance Leases (2)
Machinery and equipment	$9.4	10.6
Automobile	0.1	0.1
Less: Accumulated depreciation	(7.1)	(6.1)
Finance Leases, net	$2.4	$4.6
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of December 31, 2023 was as follows:

	December 31, 2023
	Operating Leases	Finance Leases

	(in millions)
2024	$11.8	$1.3
2025	10.7	0.5
2026	8.0	0.3
2027	6.2	0.2
2028	5.8	0.2
Thereafter	21.6	0.1
Total undiscounted minimum lease payments	$64.1	$2.6
Less imputed interest	10.1	0.1
Total lease liabilities	$54.0	$2.5
Included in the consolidated balance sheet
Current lease liabilities (included in accrued expenses and other liabilities)	10.2	1.3
Non-Current lease liabilities (included in other non-current liabilities)	43.8	1.2
Total lease liabilities	$54.0	$2.5

The total lease cost consisted of the following amounts:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	(in millions)	(in millions)
Operating lease cost	$11.8	$11.1
Amortization of finance lease right-of-use assets	2.8	2.2
Interest on finance lease liabilities	0.1	0.1
Short-term lease cost	0.2	0.4
Sublease (income)	(0.3)	(0.2)
Variable lease cost	5.5	3.2
Total lease cost	$20.1	$16.8

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	December 31, 2023	December 31, 2022
	(in millions)	(in millions)
Operating cash flows from operating leases	$12.0	$11.1
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	2.9	2.4
Total cash paid for amounts included in the measurement of lease liabilities	15.0	13.6
Finance lease liabilities arising from obtaining right-of-use assets	1.3	3.6
Operating lease liabilities arising from obtaining right-of-use assets	17.4	6.8

The following summarizes additional information related to operating and finance leases:

	December 31, 2023		December 31, 2022
Weighted-average remaining lease term - finance leases	2.9	years	1.9	years
Weighted-average remaining lease term - operating leases	7.4	years	7.9	years
Weighted-average discount rate - finance leases	3.3%		1.9%
Weighted-average discount rate - operating leases	4.2%		3.4%

(10) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2023	2022

	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$27.8	$21.3
Intangibles	48.6	26.3
Goodwill	—	26.6
Foreign earnings	2.6	0.6
Operating lease ROU assets	10.7	7.9
Other	4.9	5.7
Total deferred tax liabilities	94.6	88.4
Deferred income tax assets:
Accrued expenses	11.1	9.6
Product liability	5.2	5.8
Operating lease liabilities	11.0	8.3
Stock based compensation	6.1	6.1
Foreign tax credits	17.4	13.6
Net operating loss carry forward	6.7	6.6
Capital loss carry forward	1.6	1.7
Inventory reserves	14.8	10.3
Intangibles	12.3	14.0
Goodwill	1.0	—
Capitalized R&D	29.7	14.7
Other	11.6	9.6
Total deferred tax assets	128.5	100.3
Less: valuation allowance	(23.8)	(20.3)
Net deferred tax assets	104.7	80.0
Net deferred tax assets	$10.1	$(8.4)

The provision for income taxes is based on the following pre-tax income:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Domestic	$228.2	$204.3	$139.6
Foreign	121.3	103.3	94.5
	$349.5	$307.6	$234.1

The provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Current tax expense:
Federal	$54.6	$51.0	$32.0
Foreign	35.6	23.2	30.3
State	15.8	11.5	14.4
	106.0	85.7	76.7
Deferred tax expense (benefit):
Federal	(14.7)	(12.1)	(4.8)
Foreign	0.2	(13.7)	(2.4)
State	(4.1)	(3.8)	(1.1)
	(18.6)	(29.6)	(8.3)
Provision for income taxes	$87.4	$56.1	$68.4

Actual income taxes reported are different than what would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Computed expected federal income expense	$73.4	$64.6	$49.2
State income taxes, net of federal tax benefit	9.3	6.8	6.6
Foreign tax rate differential	4.3	3.5	4.3
Restructuring of manufacturing supply chain operations	—	(16.1)	29.3
Valuation allowance	3.5	0.4	(22.1)
One time repatriation	1.2	—	—
Unrecognized tax benefits, net	1.4	(1.0)	2.0
Other, net	(5.7)	(2.1)	(0.9)
	$87.4	$56.1	$68.4

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

At December 31, 2023, the Company had foreign and domestic net operating loss carry forwards of $33.0 million and $1.0 million, respectively, for income tax purposes before considering valuation allowances; $23.9 million of the foreign losses can be carried forward indefinitely, $9.1 million of the foreign losses expire in 2029 and 2030, and $0.6 million of the domestic losses expire between 2035 and 2040 and $0.4 million of the domestic losses can be carried forward indefinitely. The net operating losses consist of $23.9 million related to Austrian operations, $9.1 million related to Switzerland operations and $1.0 million related to United States operations.

At December 31, 2023, the Company had a U.S. capital loss carry forward of $1.6 million before considering valuation allowances that will expire in 2025.

At December 31, 2023 and December 31, 2022, the Company had foreign tax credit carry forwards of $17.4 million and $13.6 million, respectively, for income tax purposes before considering valuation allowances. The foreign tax credit carryforwards expire between 2027 and 2033.

At December 31, 2023 and December 31, 2022, the Company had valuation allowances of $23.8 million and $20.3 million, respectively. At December 31, 2023, $16.8 million related to foreign tax credits, $5.4 million related to Austrian net operating losses, and $1.6 million related to the domestic capital loss carry forward. At December 31, 2022, $12.8 million related to foreign tax credits, $5.8 million related to Austrian net operating losses, and $1.7 million related to the domestic capital loss carry forward. Management believes that the ability of the Company to use such foreign tax credits and losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, after December 2017, the Company considers all of its foreign earnings to be permanently reinvested outside of the U.S. In the fourth quarter of 2023, the Company determined it would make a one-time distribution of foreign earnings of $94 million. All other earnings after December 2017 and all future foreign earnings are expected to be permanently reinvested outside of the U.S. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Unrecognized Tax Benefits

As of December 31, 2023, the Company had gross unrecognized tax benefits of approximately $8.6 million, approximately $5.8 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of allowable correlative adjustments that are available for certain jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2023	$7.2
Increases related to prior year tax positions	1.4
Increases related to current year tax positions	0.3
Decreases due to lapse in statutes	(0.4)
Currency movement	0.1
Balance at December 31, 2023	$8.6

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2023 may decrease by $0.2 million to $1.0 million in the next twelve months, as a result of lapses in statutes of limitations and settlements and $0.1 million to $0.7 million of which, if recognized, would affect the effective tax rate.

The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., France, Germany, Italy and Canada. The statute of limitations in the U.S. is subject to tax examination for 2020 and later; France, Germany, Italy and Canada are subject to tax examination for 2017 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state, local or international jurisdictions for tax years before 2017.

The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

(11) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2023	2022

	(in millions)
Commissions and sales incentives payable	$58.8	$56.0
Product liability	21.7	22.4
Other	87.9	79.5
Income taxes payable	21.9	16.7
	$190.3	$174.6

(12) Financing Arrangements

The Company’s debt consists of the following:

	December 31,
	2023	2022

	(in millions)
Line of Credit due March 2026	$300.0	150.0
Less debt issuance costs (deduction from debt liability)	(1.7)	(2.4)
Total long-term debt	$298.3	$147.6

Principal payments during each of the next five years are due as follows (in millions): 2024: $0; 2025: $0; 2026: $300.0; 2027: $0; 2028: $0.

On March 30, 2021, the Company and certain of its subsidiaries entered into the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, as amended by Amendment no. 1 dated August 2, 2022, Amendment no. 2 dated December 12, 2023 and as may be further amended, restated, amended and restated, modified or supplemented from time to time (the “Credit Agreement”). The Credit Agreement establishes a senior unsecured revolving credit facility of $800 million (the “Revolving Credit Facility”). The maturity date of the Revolving Credit Facility is March 30, 2026, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement provides for a maximum consolidated leverage ratio of 3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions) and the minimum consolidated interest ratio of 3.50 to 1.00.

The Revolving Credit Facility also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2023, the Company had drawn down $300.0 million on this line of credit and had $12.5 million in letters of credit outstanding, which resulted in $487.5 million of unused and available credit under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period, in each case, determined by reference to the Company’s consolidated leverage ratio. For the borrowings denominated in dollars, there is fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2023 was 6.53%. The weighted average interest rate on debt outstanding inclusive of the interest rate swaps discussed in Note 17 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2023 was 4.89%. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of December 31, 2023, the Company was compliance with all covenants related to the Credit Agreement.

The Credit Agreement impose various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control.

The Company maintains letters of credit that guarantee its performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were $12.5 million as of December 31, 2023 and $12.1 million as of December 31, 2022. The Company’s letters of credit are primarily associated with insurance coverage. The Company’s letters of credit generally expire within one year of issuance. These instruments may exist or expire without being drawn down. Therefore, they do not necessarily represent future cash flow obligations.

(13) Earnings per Share and Stock Repurchase Program

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holder. As of December 31, 2023, the Company had reserved a total of 1,967,652 shares of Class A common stock for issuance under its stock-based compensation plans and 5,958,290 shares for conversion of Class B common stock to Class A common stock.

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share assumes the conversion of all dilutive securities.

Net income and the number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Year Ended December 31,
	2023			2022			2021
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(Amounts in millions, except per share information)
Basic EPS	$262.1	33.4	$7.85	$251.5	33.5	$7.51	$165.7	33.8	$4.90
Dilutive securities, principally common stock options	—	0.1	(0.03)	—	0.1	(0.03)	—	0.1	(0.02)
Diluted EPS	$262.1	33.5	$7.82	$251.5	33.6	$7.48	$165.7	33.9	$4.88

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. On July 31, 2023, the Board of Directors authorized a new stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan which permits shares to be repurchased under both stock repurchase programs when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase programs may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase programs. As of December 31, 2023, there was approximately $12.0 million remaining authorized for share repurchases under the 2019 repurchase program. The Company had not made any share repurchases under the 2023 repurchase program as of December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, the Company repurchased 91,622 shares for $16.0 million, 493,733 shares for $69.4 million and 109,998 shares for $16.0 million, respectively.

(14) Stock-Based Compensation

As of December 31, 2023, the Company maintains one stock incentive plan, the Third Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”). At December 31, 2023, 979,835 shares of Class A common stock were available for future grants of new equity awards under this plan. The Company currently grants deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. The Company also previously granted shares of restricted stock to key employees. Stock awards to non-employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred stock awards typically vest over a three-year period at the rate of one-third per year. The shares that are subject to restricted stock awards are outstanding upon grant of the restricted stock awards whereas the shares that are subject to deferred stock awards are outstanding only upon vesting and settlement of the deferred stock award. The restricted stock awards and deferred stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted performance stock units in 2023, 2022 and 2021. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (ROIC) for the third year of the performance period.

Beginning in 2019, the Company included “retirement vesting” provisions in the agreements for its deferred stock awards and performance stock units. These provisions provide that an employee who retires from the Company after attaining age 55 and 10 years of service and who meets certain other requirements, including non-competition and non-solicitation requirements, would be allowed to continue to vest in his or her deferred stock awards for the duration of the vesting periods and would be entitled to receive a pro rata portion of his or her performance stock units based on the period of service elapsed during the performance period. Beginning in 2022, a provision was added that requires the employee remain employed through the last working day of the grant year in order to be entitled to retirement vesting of the award in addition to the other provisions.

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

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years as is chosen by the employee, from the date of grant. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2023, 704,770 shares of Class A common stock were available for future grants under the Company’s Management Stock Purchase Plan.

2004 Stock Incentive Plan

The following is a summary of unvested restricted stock and deferred stock awards activity and related information:

	Year Ended December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	121	$121.39	138	$97.43	166	$77.97
Granted	51	167.39	64	143.86	61	128.32
Vested	(76)	112.65	(78)	94.33	(84)	81.70
Cancelled/Forfeitures	(3)	139.46	(3)	120.31	(5)	93.98
Unvested at end of year	93	$149.96	121	$121.39	138	$97.43

The total fair value of shares vested during 2023, 2022 and 2021 was $12.7 million, $11.1 million and $10.5 million, respectively. At December 31, 2023, total unrecognized compensation cost related to unvested restricted stock and deferred stock awards was approximately $5.8 million with a total weighted average remaining term of 1.06 years. For 2023, 2022 and 2021, the Company recognized compensation costs of $9.3 million, $7.7 million and $7.6 million, respectively.

The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $19.4 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $208.34 as of December 31, 2023.

The following is a summary of unvested performance stock award activity and related information:

	Year Ended December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	146	$107.29	178	$88.32	208	$78.06
Granted	99	106.37	108	102.98	61	113.37
Vested	(125)	73.62	(136)	78.82	(85)	81.50
Cancelled/Forfeitures	(7)	132.14	(4)	110.43	(6)	83.53
Unvested at end of year	113	$142.53	146	$107.29	178	$88.32

The granted and vested shares activity include any adjustments required based on performance goal attainment on vesting. The total fair value of shares vested during 2023, 2022 and 2021 was $21.1 million, $20.4 million and $10.8 million, respectively. At December 31, 2023, total unrecognized compensation cost related to unvested performance stock awards was approximately $10.0 million with a total weighted average remaining term of 1.49 years. For 2023, 2022 and 2021, the Company recognized compensation costs of $9.7 million, $9.8 million and $14.6 million, respectively.

The aggregate intrinsic value of performance shares granted and outstanding approximated $23.5 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $208.34 as of December 31, 2023.

The following is a summary of stock option activity and related information:

	Year Ended December 31,
	2023			2022			2021
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average		Average	Average
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value	Options	Price	Value

	(Options in thousands)
Outstanding at beginning of year	1	$57.47		4	$52.92		5	$52.40
Cancelled/Forfeitures	—	—		—	—		—	—
Exercised	(1)	57.47		(3)	51.36		(1)	51.04
Outstanding at end of year	—	$57.47	$150.87	1	$57.47	$88.76	4	$52.92	$141.25
Exercisable at end of year	—	$57.47	$150.87	1	$57.47	$88.76	4	$52.92	$141.25

For 2023, 2022 and 2021, the Company did not recognize any compensation costs for options. As of December 31, 2023, there was no unrecognized compensation cost related to unvested options. As of December 31, 2023, the aggregate intrinsic value of exercisable options was less than $0.1 million, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $208.34 as of December 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised for 2023, 2022 and 2021 was approximately $0.1 million, $0.3 million and $0.2 million, respectively.

At December 31, 2023, there were fewer than 400 stock options outstanding with a weighted average exercise price of $57.47.

Management Stock Purchase Plan

Total unrecognized compensation cost related to unvested RSUs was approximately $1.7 million at December 31, 2023 with a total weighted average remaining term of 1.52 years. For 2023, 2022 and 2021, the Company recognized compensation cost of $1.2 million, $0.9 million, and $0.7 million, respectively. Dividends declared for RSUs that are paid to individuals but remain unpaid and accrued at December 31, 2023 totaled approximately $0.1 million.

A summary of the Company’s RSU activity and related information is shown in the following table:

	Year Ended December 31,
	2023			2022		2021
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Purchase	Intrinsic		Purchase		Purchase
	RSUs	Price	Value	RSUs	Price	RSUs	Price

	(RSUs in thousands)
Outstanding at beginning of year	77	$94.78		85	$75.34	95	$64.54
Granted	26	130.27		29	115.14	25	97.98
Settled	(25)	66.94		(35)	64.15	(34)	61.38
Cancelled/Forfeitures	(1)	124.04		(2)	92.09	(1)	77.03
Outstanding at end of year	77	$114.93	$—	77	$94.78	85	$75.34
Vested at end of year	23	$104.17	$—	24	$77.69	31	$65.29

As of December 31, 2023, the aggregate intrinsic values of outstanding and vested RSUs were approximately $7.2 million and $2.4 million, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $208.34 as of December 31, 2023, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2023, 2022 and 2021 was approximately $2.4 million, $2.7 million and $2.1 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2023:

	RSUs Outstanding		RSUs Vested
		Weighted Average		Weighted Average
	Number	Purchase	Number	Purchase
Range of Purchase Prices	Outstanding	Price	Vested	Price

	(RSUs in thousands)
$69.76-$97.28	23	$97.28	14	$97.28
$97.29-$115.14	28	115.14	9	115.14
$115.15-$130.27	26	130.27	—	—
	77	$114.93	23	$104.17

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

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $57.50, $47.26 and $37.49 during 2023, 2022 and 2021, respectively.

At December 31, 2023, the Company had total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $16.4 million and a total weighted average remaining term of 1.34 years. For 2023, 2022 and 2021, the Company recognized compensation costs related to stock-based programs of $20.2 million, $18.4 million, and $22.9 million, respectively. For 2023, 2022 and 2021, stock compensation expense of $1.5 million, $1.3 million and $1.4 million, respectively, was recorded in cost of goods sold and $18.7 million, $17.1 million and $21.5 million, respectively, was recorded in selling, general and administrative expenses. For 2023, 2022 and 2021, the Company recorded $2.9 million, $2.8 million and $3.7 million, respectively, of tax benefit for its other stock-based plans. For 2023, 2022 and 2021, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.47, $0.43 and $0.53, respectively.

(15) Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. Since January 1, 2012, the Company has provided a base contribution of 2% of an employee’s salary, regardless of whether the employee participates in the plan. Further, the Company matches 100% of employee contributions of up to the first 4% of eligible compensation. The Company’s match contributions for the years ended December 31, 2023, 2022 and 2021, were $8.1 million, $7.6 million and $6.6 million, respectively. Charges for Europe pension plans approximated $3.3 million, $4.3 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

With the acquisition of Bradley on October 23, 2023, the Company acquired the defined benefit retirement plan (“the Pension Plan”) of Bradley. The Pension Plan was frozen effective September 30, 2011, and the Pension Plan pension benefit obligation (“PBO”) was close to fully funded prior to the acquisition date. The Company terminated the Pension Plan with an effective date of plan termination of December 31, 2023. Distribution of plan assets pursuant to the termination will not be made until completion of the plan termination process with the Pension Benefit Guaranty Corporation.

The Company expects the distribution for the Pension Plan to be completed by December 31, 2024. Except for retirees receiving payments under the Pension Plan (or “in pay status”), participants in the Pension Plan will have the choice of receiving either a single lump sum payment or an annuity. Retirees in pay status will continue to receive payments of their benefits under the Pension Plan pursuant to their current annuity elections. The Company plans to purchase annuity contracts from an insurance company for all retirees and participants that choose annuities as a payment option under the Pension Plan. The lump sum payments paid to participants will represent the actuarial equivalent value of the participants’ remaining accrued benefits under the Pension Plan as of the distribution date, calculated in accordance with the terms of the plan and based on the participants’ ages on the distribution date.

As a result of the plan termination, and similar to the opening balance sheet liability, the December 31, 2023 balance sheet liability was calculated on a termination basis by valuing the PBO on a going concern basis using the Pension Plan cash flows and a spot curve as of December 31, 2023 conditions, for assumed lump sum election rates, lump sum cost, and insurer premium.

The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets are as follows:

Year Ended
December 31, 2023
(in millions)
Change in projected benefit obligation
Balance at beginning of period (October 23, 2023)	$68.0
Service cost	—
Administration costs paid	—
Interest cost	0.7
Actuarial loss (gain)	5.5
Benefits paid	(0.7)
Balance at end of year	$73.5
Change in fair value of plan assets
Balance at beginning of period (October 23, 2023)	$67.9
Actual gain (loss) on assets	7.2
Employer contributions	—
Administration costs paid	—
Benefits paid	(0.7)
Fair value of plan assets at end of the year	$74.4
Funded (underfunded) status at end of year	$0.9

Amounts recognized in the consolidated balance sheets are as follows:

December 31, 2023
(in millions)
Current liabilities	$—
Noncurrent assets (liabilities)	0.9
Net amount recognized	$0.9

Amounts recognized in accumulated other comprehensive income consist of:

December 31, 2023
(in millions)
Net actuarial gain recognized	$(0.9)

The components of net periodic benefit cost are as follows:

Year Ended
December 31, 2023
(in millions)
Service cost - benefits earned	$—
Interest costs on benefit obligation	0.7
Expected return on assets	(0.7)
Net actuarial loss amortization	$—
Net periodic benefit cost	$—

For fiscal year 2024, the estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost is immaterial.

Assumptions:

Weighted-average assumptions used to determine benefit obligations:

December 31, 2023
(in millions)
Discount rate	4.64%

Weighted-average assumptions used to determine net periodic benefit costs:

December 31, 2023
(in millions)
Discount rate	5.36%
Long-term rate of return on assets	5.60%

Discount rates were selected based upon rates of return assuming a plan termination basis as of December 31, 2023. The discount rate selected was the equivalent rate for the estimated settlement liability. In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plan.

Plan assets

The Company’s investment policies employed an approach at the end of fiscal year 2023 to better match the asset allocation to the liability duration due to the expected asset and liability transfer later in fiscal year 2024. A mix of cash and fixed income investments were used to align to the expected liability settlement and equity investments were no longer part of the portfolio. Fixed income investments consist of domestic and international corporate notes, federal and state treasury notes, and money market funds. Investment and market risk are measured and monitored on an going basis.

The weighted average asset allocations by asset category are as follows:

December 31, 2023
(in millions)
Asset Category
Cash	39%
Equity	-
Fixed Income	61
Total	100%

The following table presents the investments in the Pension Plan measured at fair value at December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash	$28.9	$—	$—	$28.9
Fixed income securities
Corporate notes	—	31.7	—	31.7
Treasury notes	12.7	—	—	12.7
Other investments(a)	$1.7	$—	$—	$1.7
Total investments	$43.3	$31.7	$—	$75.0
(a)	Includes Aetna Co. Annuity Contract and accrued interest and dividends

Cash flows

The information related to the Company’s pension funds cash flow is as follows:

Year Ended
December 31, 2023
(in millions)
Employer contributions	$—
Benefit payments	$0.7

The Company does not expect to contribute any amounts in 2024 to the Pension Plan.

Expected benefit payments to be paid by the pension plans are as follows:

(in millions)
During fiscal year ending December 31, 2024	$73.5
During fiscal year ending December 31, 2025	N/A (1)
During fiscal year ending December 31, 2026	N/A (1)
During fiscal year ending December 31, 2027	N/A (1)
During fiscal year ending December 31, 2028	N/A (1)
During fiscal year ending December 31, 2029 through December 31, 2033	N/A (1)
(1)	Benefits under the Pension Plan are expected to be distributed by December 31, 2024.

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

As of December 31, 2023, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its legal contingencies is approximately $4.6 million pre-tax. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period, depending in part upon the operating results of such period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

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

Environmental Remediation

The Company has been named as a potentially responsible party (“PRP”) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of clean-up required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a PRP for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA both issued comments on the draft FS. The Group provided responses to the Agency comments on December 1, 2023. The deadline for submission of the revised FS report has been deferred with USEPA’s consent until all Agency comments are resolved. Comments and final approval from the EPA are required to complete the FS process.

Based on information currently known to it, management believes that Watts Regulator Co.’s share of the costs of the RI/FS is not likely to have a material adverse effect on the financial condition of the Company, or have a material adverse effect on the Company’s operating results for any particular period. The Company is unable to estimate a range of reasonably possible loss for the above matter in which damages have not been specified because: (i) the FS process for the first portion of the Site has not been completed, and the RI/FS process for the remainder of the Site has not yet been initiated, to determine what remediation plans will be implemented and the costs of such plans; (ii) the total amount of material sent to the Site, and the total number of PRPs who may or may not agree to fund or perform any remediation, have not been determined; (iii) the share contribution for PRPs to any remediation has not been determined; and (iv) the number of years required to implement a remediation plan acceptable to USEPA and IEPA is uncertain.

Asbestos Litigation

The Company is defending lawsuits in different jurisdictions, alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company. Based on information currently known to it, management believes that these matters are not likely to have a material adverse effect on the business or financial condition of the Company, or to have a material adverse effect on the Company’s operating results for any particular period.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these certain financial assets and liabilities were determined using the following inputs at December 31, 2023 and December 31, 2022:

	Fair Value Measurement at December 31, 2023 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.3	$2.3	$—	$—
Interest rate swap(2)	$6.5	$—	$6.5	$—
Total assets	$8.8	$2.3	$6.5	$—
Liabilities
Plan liability for deferred compensation(3)	$2.3	$2.3	$—	$—
Interest rate swap(4)	$2.0	$—	$2.0	$—
Designated foreign currency hedges(5)	$0.2	$—	$0.2	$—
Total liabilities	$4.5	$2.3	$2.2	$—

	Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$1.9	$1.9	$—	$—
Interest rate swap(2)	$9.3	$—	$9.3	$—
Designated foreign currency hedges(5)	$0.2	$—	$0.2	$
Total assets	$11.4	$1.9	$9.5	$—
Liabilities
Plan liability for deferred compensation(3)	$1.9	$1.9	$—	$—
Contingent consideration(6)	$2.5	$—	$—	$2.5
Total liabilities	$4.4	$1.9	$—	$2.5
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	As of December 31, 2023, $3.4 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $3.0 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)	As of December 31, 2023, $0.2 million classified in accrued expenses and other liabilities on the Company’s consolidated balance sheet and $1.8 million classified in other noncurrent liabilities.

(5)	Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(6)	Included on the Company’s consolidated balance sheet in other noncurrent liabilities.

In connection with the immaterial acquisition of Sentinel Hydrosolutions, LLC (“Sentinel”), completed during the fourth quarter of 2021, a contingent liability of $2.5 million was recognized as the estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level 3 under the fair value hierarchy as it was based on the probability of achievement of future performance metrics, which were not observable in the market. Failure to meet the performance metrics would reduce this liability to zero, while complete achievement would increase the liability to a maximum contingent consideration of approximately $4.5 million. The Sentinel contingent liability was reversed in the fourth quarter of 2023 as performance metrics were not met.

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

Interest Rate Swaps

On March 30, 2021, the Company entered into the Credit Agreement which extended the maturity date of the $800 million senior unsecured revolving credit facility from February 12, 2022 to March 30, 2026. On August 2, 2022, the Company entered into Amendment No. 1 to the Credit Agreement to replace the LIBOR as a reference rate for borrowings with Term SOFR and to provide for a fixed adjustment of 10 basis points added to Term SOFR for all Term SOFR borrowings, subject to a 0.00% floor. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum as further detailed in Note 12.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps mature on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the years ended December 31, 2023 and 2022, a net loss of $3.6 million and a net gain of $6.3 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swaps that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. The Company uses a similar layering methodology when entering into forward exchange contracts hedging U.S. dollar to the Chinese yuan, which hedge up to 60% of the forecasted intercompany sales transactions between one of the Company’s Chinese subsidiaries and one of the Company’s U.S. operating subsidiaries for the next twelve months. As of December 31, 2023, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of December 31, 2023 for the Canadian dollar to U.S. dollar contracts was $6.2 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of December 31, 2023 was a liability of $0.2 million. As of December 31, 2023, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a gain of less than $0.1 million.

(18) Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and solutions and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of the Company’s products. The Company sells its products into various end markets around the world with sales by region based upon location of the entity recording the sale. See Note 4 for further detail on sales by region of the product categories. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net sales
Americas	$1,428.1	$1,390.0	$1,207.2
Europe	512.1	499.1	517.4
APMEA	116.1	90.4	84.6
Consolidated net sales	$2,056.3	$1,979.5	$1,809.2
Operating income (loss)
Americas	$325.2	$283.9	$211.0
Europe	70.4	66.7	63.6
APMEA	16.1	14.0	14.4
Subtotal reportable segments	411.7	364.6	289.0
Corporate(*)	(60.8)	(49.6)	(49.4)
Consolidated operating income	350.9	315.0	239.6
Interest income	(7.2)	(0.6)	—
Interest expense	8.2	7.0	6.3
Other expense (income), net	0.4	1.0	(0.8)
Income before income taxes	$349.5	$307.6	$234.1
Capital expenditures
Americas	$20.8	$16.2	$17.6
Europe	8.0	11.2	8.5
APMEA	0.9	0.7	0.6
Consolidated capital expenditures	$29.7	$28.1	$26.7
Depreciation and amortization
Americas	$31.5	$27.4	$29.8
Europe	9.6	10.3	12.6
APMEA	2.2	2.0	2.7
Consolidated depreciation and amortization	$43.3	$39.7	$45.1
Identifiable assets (at end of period)
Americas	$1,605.7	$1,222.8	$1,133.5
Europe	569.1	583.5	584.8
APMEA	134.6	124.6	137.3
Consolidated identifiable assets	$2,309.4	$1,930.9	$1,855.6
Property, plant and equipment, net (at end of period)
Americas	$174.0	$124.1	$121.3
Europe	69.9	68.4	74.5
APMEA	4.3	4.3	4.9
Consolidated property, plant and equipment, net	$248.2	$196.8	$200.7

*     Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	December 31,
	2023	2022	2021

	(in millions)
U.S. net sales	$1,324.4	$1,301.2	$1,123.9
U.S. property, plant and equipment, net (at end of year)	$161.5	$119.0	$116.2

The following includes intersegment sales for Americas, Europe and APMEA:

	December 31,
	2023	2022	2021

	(in millions)
Intersegment Sales
Americas	$7.9	$11.1	$9.3
Europe	24.7	24.7	29.1
APMEA	85.2	71.4	120.5
Intersegment sales	$117.8	$107.2	$158.9

(19) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

				Accumulated
	Foreign			Other
	Currency	Pension	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges (1)	Loss

	(in millions)

Balance December 31, 2021	$(127.9)	$—	$0.6	$(127.3)
Change in period	(29.1)	—	6.5	(22.6)
Balance December 31, 2022	$(157.0)	$—	$7.1	$(149.9)
Change in period	9.7	0.7	(3.9)	6.5
Balance December 31, 2023	$(147.3)	$0.7	$3.2	$(143.4)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 17 for further details.

(20) Subsequent Events

On February 7, 2024, the Company declared a quarterly dividend of thirty-six cents ($0.36) per share on each outstanding share of Class A common stock and Class B common stock payable on March 15, 2024 to stockholders of record on March 1, 2024.

Business Acquisition

Effective January 1, 2024, the Company completed the acquisition of Josam Company following its conversion into Josam Industries, LLC (“Josam”) in a share purchase transaction funded with cash on hand. The aggregate net purchase price was approximately $98.7 million, net of cash of $4.1 million, and is subject to a final post-closing working capital adjustment. Josam is based in Michigan City, Indiana, and is a leading provider and manufacturer of drainage and plumbing products, serving commercial, industrial, and multi-family end markets for over 100 years. Josam’s annualized sales are approximately $35 million. The Company will account for the transaction as a business combination in the first quarter of 2024.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At	Additions	Foreign		Balance At
	Beginning of	Charged To	Exchange/Acquisitions		End of
	Period	Expense	Impact	Deductions	Period
Year Ended December 31, 2021
Accounts Receivable Reserve Allowances	$11.1	$3.4	(0.2)	(4.0)	$10.3
Reserve for excess and obsolete inventories	$33.4	$8.7	(0.9)	(8.2)	$33.0
Year Ended December 31, 2022
Accounts Receivable Reserve Allowances	$10.3	$5.2	(0.3)	(4.5)	$10.7
Reserve for excess and obsolete inventories	$33.0	$17.5	(0.9)	(10.1)	$39.5
Year Ended December 31, 2023
Accounts Receivable Reserve Allowances	$10.7	$4.0	1.7	(4.5)	$11.9
Reserve for excess and obsolete inventories	$39.5	$16.3	5.9	(16.6)	$45.1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2023 (File No. 001-11499).
4†	Description of the Registrant’s Class A Common Stock.
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

10.2*

Amendment No. 1, dated July 25, 2000, to Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 (File No.  001-11499).

10.3*

Amendment No. 2, dated October 23, 2002, to Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No.  001-11499).

10.4*

Amendment No. 3, dated August 18, 2015, to Supplemental Compensation Agreement effective as of September 1, 1996 between the Registrant and Timothy P. Horne. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 18, 2015 (File No.  001-11499).

10.5	Amended and Restated Stock Restriction Agreement dated October 30, 1991. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 14, 1991 (File No. 001-11499).
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

10.14*

Form of 2021 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 (File No. 001-11499)

Exhibit No.	Description
10.15*

Form of 2022 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Second Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 001-11499).

10.16*

Form of 2023 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023 (File No. 001-11499).

10.17*

Watts Water Technologies, Inc. Executive Severance Plan, as amended and restated as of February 8, 2018. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-11499).

10.18+

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

10.19+

Second Amended and Restated Guaranty, dated as of March 30, 2021, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank N.A. and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2021 (File No. 001-11499).

10.20+

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

10.21†

Amendment No. 2, dated December 12, 2023 to Second Amended and Restated Credit Agreement, dated March 30, 2021, by and among the Registrant, the Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America N.A., Keybank National Association, Wells Fargo Bank, National Association, and T.D. Bank, N.A., as Co-Syndication Agents, and PNC Bank, National Association, U.S. Bank National Association, HSBC Bank USA, National Association and HSBC Bank Canada, as Co-Documentation Agents.

10.22+

Unit Purchase Agreement, dated as of August 30, 2023, by and among G6 Adventures Corporation, Bradley Corporation, the shareholders of G6 Adventures Corporation, Watts Regulator Co. and Watts Water Technologies, Inc. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2023 (File No. 001-11499).

10.23†

Amendment, dated December 15, 2023, to Unit Purchase Agreement, dated as of August 30, 2023, by and among G6 Adventures Corporation, Bradley Corporation, the shareholders of G6 Adventures Corporation, Watts Regulator Co. and Watts Water Technologies, Inc.

10.24†

Second Amendment, dated January 31, 2024, to Unit Purchase Agreement, dated as of August 30, 2023, by and among G6 Adventures Corporation, Bradley Corporation, the shareholders of G6 Adventures Corporation, Watts Regulator Co. and Watts Water Technologies, Inc.

21†	Subsidiaries
23†	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97*†	Policy for Recovery of Erroneously Awarded Compensation
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

†Filed herewith.

††Furnished herewith.

+The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this Exhibit to the Securities and Exchange Commission upon its request.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years ended December 31, 2023, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and President

DATED: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR.	Chief Executive Officer, President, Chairperson of the Board and Director	February 21, 2024
Robert J. Pagano, Jr.	(Principal Executive Officer)

/s/ SHASHANK PATEL	Chief Financial Officer	February 21, 2024
Shashank Patel	(Principal Financial Officer)

/s/ VIRGINIA A. HALLORAN	Chief Accounting Officer	February 21, 2024
Virginia A. Halloran	(Principal Accounting Officer)

/s/ REBECCA J. BOLL	Director	February 16, 2024
Rebecca J. Boll

/s/ CHRISTOPHER L. CONWAY	Director	February 16, 2024
Christopher L. Conway

/s/ MICHAEL J. DUBOSE	Director	February 18, 2024
Michael J. Dubose

/s/ DAVID A. DUNBAR	Lead Independent Director	February 16, 2024
David A. Dunbar

/s/ LOUISE K. GOESER	Director	February 16, 2024
Louise K. Goeser

/s/ W. CRAIG KISSEL	Director	February 16, 2024
W. Craig Kissel

/s/ JOSEPH T. NOONAN	Director	February 16, 2024
Joseph T. Noonan

/s/ MERILEE RAINES	Director	February 16, 2024
Merilee Raines

/s/ JOSEPH W. REITMEIER	Director	February 16, 2024
Joseph W. Reitmeier