Form 10-Q
period 2024-06-30
WATTS WATER TECHNOLOGIES INC
filed 2024-08-08
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2024
Class A Common Stock, $0.10 par value	27,397,775

Class B Common Stock, $0.10 par value	5,953,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$279.4	$350.1
Trade accounts receivable, less reserve allowances of $13.4 million at June 30, 2024 and $11.9 million at December 31, 2023	310.6	259.8
Inventories, net:
Raw materials	155.6	150.6
Work in process	21.1	20.2
Finished goods	249.7	228.5
Total Inventories	426.4	399.3
Prepaid expenses and other current assets	44.6	51.8
Total Current Assets	1,061.0	1,061.0
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	683.6	677.2
Accumulated depreciation	(429.4)	(429.0)
Property, plant and equipment, net	254.2	248.2
OTHER ASSETS:
Goodwill	719.6	693.0
Intangible assets, net	245.7	216.1
Deferred income taxes	28.0	23.6
Other, net	74.8	67.5
TOTAL ASSETS	$2,383.3	$2,309.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$163.2	$131.8
Accrued expenses and other liabilities	198.0	190.3
Accrued compensation and benefits	63.4	83.7
Total Current Liabilities	424.6	405.8
LONG-TERM DEBT	258.7	298.3
DEFERRED INCOME TAXES	12.8	13.5
OTHER NONCURRENT LIABILITIES	69.0	78.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,404,090 shares at June 30, 2024 and 27,352,701 shares at December 31, 2023	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,953,290 shares at June 30, 2024 and 5,958,290 shares at December 31, 2023	0.6	0.6
Additional paid-in capital	686.6	674.3
Retained earnings	1,086.0	979.1
Accumulated other comprehensive loss	(157.7)	(143.4)
Total Stockholders’ Equity	1,618.2	1,513.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,383.3	$2,309.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2024	2023	2024	2023
Net sales	$597.3	$532.8	$1,168.2	$1,004.5
Cost of goods sold	312.5	280.0	615.9	533.6
GROSS PROFIT	284.8	252.8	552.3	470.9
Selling, general and administrative expenses	173.1	150.8	342.6	284.5
Restructuring	0.2	1.6	1.5	1.3
OPERATING INCOME	111.5	100.4	208.2	185.1
Other (income) expense:
Interest income	(1.9)	(1.3)	(4.0)	(1.7)
Interest expense	4.1	1.7	8.3	3.2
Other income, net	(0.2)	(0.6)	(0.8)	(0.5)
Total other expense (income)	2.0	(0.2)	3.5	1.0
INCOME BEFORE INCOME TAXES	109.5	100.6	204.7	184.1
Provision for income taxes	27.5	24.7	50.2	43.5
NET INCOME	$82.0	$75.9	$154.5	$140.6
Basic EPS
NET INCOME PER SHARE	$2.44	$2.27	$4.61	$4.21
Weighted average number of shares	33.5	33.5	33.5	33.4
Diluted EPS
NET INCOME PER SHARE	$2.44	$2.26	$4.61	$4.19
Weighted average number of shares	33.5	33.6	33.5	33.5
Dividends declared per share	$0.43	$0.36	$0.79	$0.66

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2024	2023	2024	2023
Net income	$82.0	$75.9	$154.5	$140.6
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustments	(2.6)	3.7	(15.5)	8.1
Cash flow hedges	(0.2)	0.6	1.2	(1.1)
Other comprehensive (loss) income	(2.8)	4.3	(14.3)	7.0
Comprehensive income	$79.2	$80.2	$140.2	$147.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 30, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	27,352,701	$2.7	5,958,290	$0.6	$674.3	$979.1	$(143.4)	$1,513.3
Net income	—	—	—	—	—	154.5	—	154.5
Other comprehensive loss	—	—	—	—	—	—	(14.3)	(14.3)
Comprehensive income								140.2
Shares of Class B common stock converted to Class A common stock	5,000	—	(5,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10.0	—	—	10.0
Stock repurchase	(40,012)	—	—	—	—	(8.1)	—	(8.1)
Net change in restricted and performance stock units	86,037	—	—	—	2.3	(12.8)	—	(10.5)
Common stock dividends	—	—	—	—	—	(26.7)	—	(26.7)
Balance at June 30, 2024	27,404,090	$2.7	5,953,290	$0.6	$686.6	$1,086.0	$(157.7)	$1,618.2

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 30, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 31, 2024	27,418,449	$2.7	5,958,290	$0.6	$680.6	$1,022.8	$(154.9)	$1,551.8
Net income	—	—	—	—	—	82.0	—	82.0
Other comprehensive loss	—	—	—	—	—	—	(2.8)	(2.8)
Comprehensive income								79.2
Shares of Class B common stock converted to Class A common stock	5,000	—	(5,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6.0	—	—	6.0
Stock repurchase	(20,262)	—	—	—	—	(4.1)	—	(4.1)
Net change in restricted and performance stock units	539	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends	—	—	—	—	—	(14.6)	—	(14.6)
Balance at June 30, 2024	27,404,090	$2.7	5,953,290	$0.6	$686.6	$1,086.0	$(157.7)	$1,618.2

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 25, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	$1,300.6
Net income	—	—	—	—	—	140.6	—	140.6
Other comprehensive income	—	—	—	—	—	—	7.0	7.0
Comprehensive income								147.6
Shares of Class A common stock issued upon the exercise of stock options	598	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	9.5	—	—	9.5
Stock repurchase	(46,556)	—	—	—	—	(7.7)	—	(7.7)
Net change in restricted and performance stock units	119,702	—	—	—	2.1	(15.6)	—	(13.5)
Common stock dividends	—	—	—	—	—	(22.3)	—	(22.3)
Balance at June 25, 2023	27,388,423	$2.7	5,958,290	$0.6	$663.6	$890.3	$(142.9)	$1,414.3

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 25, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 26, 2023	27,414,400	$2.7	5,958,290	$0.6	$658.1	$831.6	$(147.2)	$1,345.8
Net income	—	—	—	—	—	75.9	—	75.9
Other comprehensive income	—	—	—	—	—	—	4.3	4.3
Comprehensive income								80.2
Shares of Class A common stock issued upon the exercise of stock options	51	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5.5	—	—	5.5
Stock repurchase	(24,083)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	(1,945)	—	—	—	—	(1.0)	—	(1.0)
Common stock dividends	—	—	—	—	—	(12.2)	—	(12.2)
Balance at June 25, 2023	27,388,423	$2.7	5,958,290	$0.6	$663.6	$890.3	$(142.9)	$1,414.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 30,	June 25,
	2024	2023
OPERATING ACTIVITIES
Net income	$154.5	$140.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.9	14.3
Amortization of intangibles	9.8	6.0
(Gain) on sale of assets, loss on disposal and impairment of long-lived asset	(4.1)	0.2
Stock-based compensation	10.0	9.5
Deferred income tax	(5.2)	(10.1)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(50.0)	(29.2)
Inventories	(16.8)	(35.0)
Prepaid expenses and other assets	(0.8)	(8.9)
Accounts payable, accrued expenses and other liabilities	16.6	13.1
Net cash provided by operating activities	130.9	100.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(16.9)	(11.6)
Proceeds from the sale of property, plant and equipment	5.7	—
Business acquisitions, net of cash acquired	(96.3)	(11.7)
Net cash used in investing activities	(107.5)	(23.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	30.0
Payments of long-term debt	(40.0)	(80.0)
Payments for withholding taxes on vested awards	(12.8)	(15.6)
Payments for finance leases and other	(1.3)	(1.4)
Proceeds from share transactions under employee stock plans	—	0.1
Payments to repurchase common stock	(8.1)	(7.7)
Dividends	(26.7)	(22.3)
Net cash used in financing activities	(88.9)	(96.9)
Effect of exchange rate changes on cash and cash equivalents	(5.2)	0.8
DECREASE IN CASH AND CASH EQUIVALENTS	(70.7)	(18.9)
Cash and cash equivalents at beginning of year	350.1	310.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$279.4	$291.9

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$98.0	$19.5
Cash paid, net of cash acquired	96.3	11.7
Liabilities assumed	$1.7	$7.8

Issuance of stock under management stock purchase plan	$0.3	$0.4

CASH PAID FOR:
Interest	$7.0	$2.9
Income taxes	$60.6	$57.7

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of June 30, 2024, the Consolidated Statements of Operations for the second quarters and six months ended June 30, 2024 and June 25, 2023, the Consolidated Statements of Comprehensive Income for the second quarters and six months ended June 30, 2024 and June 25, 2023, the Consolidated Statements of Stockholders’ Equity for the second quarters and six months ended June 30, 2024 and June 25, 2023, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 25, 2023.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the first six months ended June 30, 2024, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $22.0 million and $17.0 million for the second quarters of 2024 and 2023, respectively, and were $43.8 million and $33.6 million for the first six months of 2024 and 2023, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $17.9 million and $16.0 million for the second quarters of 2024 and 2023, respectively, and were $36.4 million and $32.1 million for the first six months of 2024 and 2023, respectively.

Accounting Standard Updates

In March 2024, the Securities and Exchange Commission (“SEC”) adopted climate-related reporting rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “SEC Climate Reporting Rules”), which require the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For large accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. The Company is currently evaluating the impact these rules will have on the Company’s consolidated financial statements and related disclosures. In April 2024, the SEC voluntarily stayed the implementation of the final rules in response to legal challenges. In the stay order, the SEC noted it intends to vigorously defend the validity of the final rules. The Company is monitoring the outcome of the voluntary stay.

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

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the Second Quarter Ended June 30, 2024				For the Six Months Ended June 30, 2024
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$294.2	$77.7	$25.1	$397.0	$566.4	$161.7	$44.1	$772.2
OEM	27.0	35.8	1.7	64.5	53.0	74.5	3.4	130.9
Specialty	107.0	—	8.3	115.3	204.5	—	16.4	220.9
DIY	19.9	0.6	—	20.5	43.0	1.2	—	44.2
Total	$448.1	$114.1	$35.1	$597.3	$866.9	$237.4	$63.9	$1,168.2

	For the Second Quarter Ended June 30, 2024				For the Six Months Ended June 30, 2024
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$288.1	$42.2	$30.4	$360.7	$561.7	$89.3	$55.5	$706.5
HVAC and Gas Products	93.7	45.7	3.8	143.2	178.8	97.9	6.5	283.2
Drainage and Water Re-use Products	40.0	25.1	0.5	65.6	73.0	48.0	1.2	122.2
Water Quality Products	26.3	1.1	0.4	27.8	53.4	2.2	0.7	56.3
Total	$448.1	$114.1	$35.1	$597.3	$866.9	$237.4	$63.9	$1,168.2

	For the Second Quarter Ended June 25, 2023				For the Six Months Ended June 25, 2023
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$222.0	$81.9	$21.0	$324.9	$410.8	$163.0	$39.5	$613.3
OEM	26.3	53.0	1.8	81.1	49.4	99.5	3.5	152.4
Specialty	97.5	—	7.5	105.0	188.0	—	7.5	195.5
DIY	21.1	0.7	—	21.8	41.9	1.4	—	43.3
Total	$366.9	$135.6	$30.3	$532.8	$690.1	$263.9	$50.5	$1,004.5

	For the Second Quarter Ended June 25, 2023				For the Six Months Ended June 25, 2023
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$227.0	$47.0	$25.2	$299.2	$421.5	$92.5	$41.1	$555.1
HVAC and Gas Products	85.3	65.2	4.3	154.8	163.5	127.5	7.7	298.7
Drainage and Water Re-use Products	28.1	22.3	0.5	50.9	50.9	41.9	1.2	94.0
Water Quality Products	26.5	1.1	0.3	27.9	54.2	2.0	0.5	56.7
Total	$366.9	$135.6	$30.3	$532.8	$690.1	$263.9	$50.5	$1,004.5

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

4. Acquisitions

Josam

Effective January 1, 2024, the Company completed the acquisition of Josam Company following its conversion into Josam Industries, LLC (“Josam”) in a share purchase transaction funded with cash on hand. The aggregate net purchase price was approximately $98.9 million, net of cash acquired of $4.6 million. The final post-closing working capital adjustment was immaterial and adjusted in the second quarter of 2024, resulting in a final purchase price of $99.0 million, net of cash acquired. Josam is based in Michigan City, Indiana, and is a leading provider and manufacturer of drainage and plumbing products, serving commercial, industrial, and multi-family end markets for over 100 years. Josam’s operating results since the date of acquisition are included in the Americas segment. The Company has determined that both the pro-forma and actual results, including Josam’s net sales, net income, and earnings per share, are not material to the Company’s financial results, and therefore has not included these disclosures.

The Company accounted for the transaction as a purchased business combination. During the first quarter of 2024, the Company performed the preliminary purchase price allocation for the Josam purchase, with immaterial adjustments in the second quarter of 2024 related to the final working capital and valuation adjustments. The purchase price allocation was considered substantially completed as of the second quarter of 2024, with final tax adjustments to be completed in the third quarter of 2024 and not expected to be material. The acquisition resulted in the recognition of $35.0 million in goodwill and $39.4 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $33.5 million with estimated lives of 15 years and the trade name valued at $5.9 million with an indefinite life. The goodwill is attributable to the workforce of Josam and the portfolio that will allow Watts to extend its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$4.6
Trade accounts receivable	4.3
Inventories, net	15.0
Prepaid expenses and other current assets	0.5
Property, Plant and Equipment	7.6
Intangible assets	39.4
Goodwill	35.0
Accounts payable	(1.5)
Accrued expenses and other current liabilities	(1.3)
Purchase price	$103.6

Bradley

On October 23, 2023, the Company completed the acquisition of Bradley Corporation following its conversion into Bradley Company, LLC (“Bradley”) in a share purchase transaction. The aggregate net purchase price was approximately $301.2 million, net of cash acquired of $9.2 million, and was financed by $210 million of borrowings under the Company’s Second Amended and Restated Credit Agreement with the remainder being funded by cash on hand. In the first quarter of 2024, the Company paid an additional $1.9 million to settle liabilities acquired in the transaction that were considered part of the total purchase price. The post-closing working capital adjustment was finalized and adjusted in the second quarter of 2024, resulting in a $4.6 million reduction to the purchase price. The adjusted aggregate net purchase price was approximately $298.5 million, net of cash of $9.2 million.

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

Bradley’s operating results since the date of acquisition are included in the Americas segment. The Company accounted for the transaction as a purchased business combination. During the fourth quarter of 2023, the Company performed the preliminary purchase price allocation for the Bradley purchase, with immaterial adjustments expected related to the final working capital adjustment, final intangible asset valuations and deferred tax adjustments. During the first six months of 2024, the Company substantially completed the purchase price allocation, with final tax adjustments to be completed in the third quarter of 2024 and not expected to be material. The changes to the purchase price allocation in the first six months of 2024 were not material and resulted in the adjusted recognition of $92.6 million in goodwill and $115.3 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $85.3 million with estimated lives of 15 years and the trade name valued at $30.0 million with an indefinite life. The goodwill is attributable to the workforce of Bradley and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$9.2
Trade accounts receivable	23.5
Inventories, net	38.4
Prepaid expenses and other current assets	3.5
Property, Plant and Equipment	47.2
Intangible assets	115.3
Goodwill	92.6
Accounts payable	(8.2)
Employee benefits, other	(4.9)
Other current liabilities	(8.4)
Other noncurrent liabilities	(0.5)
Purchase price	$307.7

Supplemental pro-forma information (unaudited)

Had the Company completed the acquisition of Bradley at the beginning of 2023, net sales, net income and earnings per share would have been as follows:

	Second Quarter Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2024	2023	2024	2023

	(Amounts in millions, except per share information)		(Amounts in millions, except per share information)
Net Sales	$597.3	$585.2	$1,168.2	$1,106.8
Net Income	$82.8	$76.7	$158.3	$142.0
Net income per share:
Basic EPS	$2.47	$2.29	$4.73	$4.25
Diluted EPS	$2.47	$2.29	$4.72	$4.23

Net income for the second quarter and six months ended June 25, 2023 was adjusted to include $1.9 million and $3.9 million, respectively, of net interest expense related to the financing, $1.1 million and $2.1 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets, and $0.6 million and $1.0 million, respectively, of income tax expense to align the effective tax rate. Net income was adjusted to exclude net acquisition-related and purchase accounting charges of $0.8 million and $1.9 million for the second quarters ended June 30, 2024 and June 25, 2023, respectively, and $3.8 million and $4.1 million for the six months ended June 30, 2024 and June 25, 2023, respectively. The pro-forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of Bradley.

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

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2024 -
	January 1,	the	June 30,	January 1,	Loss During	June 30,	June 30,	June 30,
	2024	Period	2024	2024	the Period	2024	2024	2024

	(in millions)
Americas	$587.1	$31.0	$618.1	$(24.5)	$—	$(24.5)	$(0.3)	$593.3
Europe	239.8	—	239.8	(129.7)	—	(129.7)	(3.4)	106.7
APMEA	33.2	—	33.2	(12.9)	—	(12.9)	(0.7)	19.6
Total	$860.1	$31.0	$891.1	$(167.1)	$—	$(167.1)	$(4.4)	$719.6

During the first six months of 2024, the Company completed the acquisition of Josam, resulting in $35.0 million of goodwill, and adjustments to the purchase price allocation of Bradley, resulting in a $4.0 million reduction in goodwill, both within the Americas region. The final working capital adjustments for the two acquisitions were completed in the second quarter of 2024.

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

Intangible assets include the following:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	252.0	(93.0)	159.0	218.0	(85.3)	132.7
Technology	53.2	(46.0)	7.2	53.2	(44.2)	9.0
Trade names	20.7	(12.5)	8.2	20.8	(12.3)	8.5
Other	1.1	(0.7)	0.4	1.1	(0.7)	0.4
Total amortizable intangibles	332.0	(157.2)	174.8	298.1	(147.5)	150.6
Indefinite-lived intangible assets	70.9	—	70.9	65.5	—	65.5
	$402.9	$(157.2)	$245.7	$363.6	$(147.5)	$216.1

In the first quarter of 2024, the Company acquired $39.4 million in intangible assets as part of the Josam acquisition, consisting of customer relationships valued at $33.5 million, with an estimated useful life of 15 years, and an indefinite-lived trade name of $5.9 million. Aggregate amortization expense for amortized intangible assets for the second quarters ended June 30, 2024 and June 25, 2023 was $5.1 million and $3.0 million, respectively, and for the first six months of 2024 and 2023 was $9.8 million and $6.0 million, respectively.

6. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 30, 2024			For the Second Quarter Ended June 25, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$82.0	33.5	$2.44	$75.9	33.5	$2.27
Effect of dilutive securities:
Common stock equivalents		—	—		0.1	(0.01)
Diluted EPS:
Net income	$82.0	33.5	$2.44	$75.9	33.6	$2.26

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 25, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$154.5	33.5	$4.61	$140.6	33.4	$4.21
Effect of dilutive securities:
Common stock equivalents		—	—		0.1	(0.02)
Diluted EPS:
Net income	$154.5	33.5	$4.61	$140.6	33.5	$4.19

There were no options to purchase Class A common stock outstanding during the second quarters and six months ended June 30, 2024 or June 25, 2023 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. On July 31, 2023, the Board of Directors authorized a new stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan which permits shares to be repurchased under both stock repurchase programs when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase programs may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase programs. As of June 30, 2024, there was approximately $3.9 million remaining authorized for share repurchases under the 2019 repurchase program. The Company had not made any share repurchases under the 2023 repurchase program as of June 30, 2024.

For the second quarters ended June 30, 2024 and June 25, 2023, the Company repurchased 20,262 shares for $4.1 million and 24,083 shares for $4.0 million, respectively. For the six months ended June 30, 2024 and June 25, 2023, the Company repurchased 40,012 shares for $8.1 million and 46,556 shares for $7.7 million, respectively.

7. Stock-Based Compensation

The Company granted 44,459 and 42,491 units of deferred stock awards during the first six months of 2024 and 2023, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 39,085 and 36,076 performance stock units during the first six months of 2024 and 2023, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 20,076 and 26,645 restricted stock units (“RSUs”) during the first six months of 2024 and 2023, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Second Quarter Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2024	2023	2024	2023

	(in millions)
Net sales
Americas	$448.1	$366.9	$866.9	$690.1
Europe	114.1	135.6	237.4	263.9
APMEA	35.1	30.3	63.9	50.5
Consolidated net sales	$597.3	$532.8	$1,168.2	$1,004.5
Operating income (loss)
Americas	$108.4	$91.6	$193.8	$164.1
Europe	11.3	21.5	31.8	40.7
APMEA	6.5	2.5	11.5	6.5
Subtotal reportable segments	126.2	115.6	237.1	211.3
Corporate(*)	(14.7)	(15.2)	(28.9)	(26.2)
Consolidated operating income	111.5	100.4	208.2	185.1
Interest income	(1.9)	(1.3)	(4.0)	(1.7)
Interest expense	4.1	1.7	8.3	3.2
Other income, net	(0.2)	(0.6)	(0.8)	(0.5)
Income before income taxes	$109.5	$100.6	$204.7	$184.1
Capital expenditures
Americas	$3.7	$4.9	$11.0	$8.1
Europe	2.6	1.3	5.0	3.1
APMEA	0.5	0.3	0.9	0.4
Consolidated capital expenditures	$6.8	$6.5	$16.9	$11.6
Depreciation and amortization
Americas	$10.7	$7.4	$21.1	$14.5
Europe	2.3	2.3	4.5	4.7
APMEA	0.5	0.6	1.1	1.1
Consolidated depreciation and amortization	$13.5	$10.3	$26.7	$20.3

			June 30,	December 31,
			2024	2023

			(in millions)
Identifiable assets (at end of period)
Americas			$1,648.9	$1,605.7
Europe			586.3	569.1
APMEA			148.1	134.6
Consolidated identifiable assets			$2,383.3	$2,309.4
Property, plant and equipment, net (at end of period)
Americas			$181.2	$174.0
Europe			68.5	69.9
APMEA			4.5	4.3
Consolidated property, plant and equipment, net			$254.2	$248.2

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

The property, plant and equipment, net, in the U.S. of the Company’s Americas segment was $168.5 million and $161.5 million as of June 30, 2024 and December 31, 2023, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2024	2023	2024	2023

	(in millions)
U.S. net sales	$420.6	$343.0	$813.1	$647.3

The following includes intersegment sales for Americas, Europe and APMEA:

	Second Quarter Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2024	2023	2024	2023

	(in millions)
Intersegment Sales
Americas	$2.2	$2.0	$4.8	$4.0
Europe	6.4	8.3	12.1	13.9
APMEA	25.1	28.5	46.4	50.6
Intersegment sales	$33.7	$38.8	$63.3	$68.5

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

				Accumulated
	Foreign			Other
	Currency	Pension	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges (1)	Loss

	(in millions)

Balance December 31, 2023	$(147.3)	$0.7	$3.2	$(143.4)
Change in period	(12.9)	—	1.4	(11.5)
Balance March 31, 2024	$(160.2)	$0.7	$4.6	$(154.9)
Change in period	(2.6)	—	(0.2)	(2.8)
Balance June 30, 2024	$(162.8)	$0.7	$4.4	$(157.7)

Balance December 31, 2022	$(157.0)	$—	$7.1	$(149.9)
Change in period	4.4	—	(1.7)	2.7
Balance March 26, 2023	$(152.6)	$—	$5.4	$(147.2)
Change in period	3.7	—	0.6	4.3
Balance June 25, 2023	$(148.9)	$—	$6.0	$(142.9)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 11 for further details.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of June 30, 2024, the Company had drawn down $260.0 million on this line of credit and had $12.9 million in letters of credit outstanding, which resulted in $527.1 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to the Company’s consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 30, 2024 was 6.51%. The weighted average interest rate on debt outstanding inclusive of the interest rate swaps discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of June 30, 2024 was 4.63%. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of June 30, 2024, the Company was in compliance with all covenants related to the Credit Agreement.

On July 12, 2024, the Company entered into the Third Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Credit Agreement, extending the maturity date of the Revolving Credit Facility from March 30, 2026 to July 12, 2029, and amending the expansion option to $400 million. The Amended Credit Agreement did not amend the benchmark spread or financial covenants under the Credit Agreement.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of June 30, 2024 and December 31, 2023:

	Fair Value Measurement at June 30, 2024 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.6	$2.6	$—	$—
Interest rate swap(2)	$6.2	$—	$6.2	$—
Designated foreign currency hedges(3)	$0.1	$—	$0.1	$—
Total assets	$8.9	$2.6	$6.3	$—
Liabilities
Plan liability for deferred compensation(4)	$2.6	$2.6	$—	$—
Interest rate swap(5)	$0.5	$—	$0.5	$—
Total liabilities	$3.1	$2.6	$0.5	$—

	Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.3	$2.3	$—	$—
Interest rate swap(2)	$6.5	$—	$6.5	$—
Total assets	$8.8	$2.3	$6.5	$—
Liabilities
Plan liability for deferred compensation(4)	$2.3	$2.3	$—	$—
Interest rate swap(5)	$2.0	$—	$2.0	$—
Designated foreign currency hedges(6)	$0.2	$—	$0.2	$—
Total liabilities	$4.5	$2.3	$2.2	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)

As of June 30, 2024, $3.7 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $2.5 million classified in other assets (other, net). As of December 31, 2023, $3.5 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $3.0 million classified in other assets (other, net).

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

Interest Rate Swaps

On July 12, 2024, the Company entered into the Amended Credit Agreement, extending the maturity date of the Revolving Credit Facility from March 30, 2026 to July 12, 2029, and amending the expansion option to $400 million. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum as further detailed in Note 10.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1 floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps mature on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the second quarter and six months ended June 30, 2024, a net loss of $0.3 million and net gain of $0.9 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. As of June 30, 2024, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income will be reclassified to earnings.

The notional amounts outstanding as of June 30, 2024 for the Canadian dollar to U.S. dollar contracts was $15.9 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 30, 2024 was an asset of $0.1 million. As of June 30, 2024, the amount expected to be reclassified into cost of goods sold from other comprehensive income in the next twelve months is a gain of $0.1 million.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at June 30, 2024 are consistent with those discussed in Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

As of June 30, 2024, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $4.2 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party (“PRP”) for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA both issued comments on the draft FS. The Group provided responses to the Agency comments on December 1, 2023. The deadline for submission of the revised FS report has been deferred with USEPA’s consent until all Agency comments are resolved. Comments and final approval from the USEPA are required to complete the FS process. USEPA has recently identified the fourth quarter of 2025 as its targeted milestone for completion of the FS and for the Agency’s selection of a remedy.

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

13. Subsequent Events

On July 12, 2024, the Company entered into the Amended Credit Agreement, extending the maturity date of the Revolving Credit Facility from March 30, 2026 to July 12, 2029. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

On August 6, 2024, the Company declared a quarterly dividend of forty-three cents ($0.43) per share on each outstanding share of Class A common stock and Class B common stock payable on September 13, 2024 to stockholders of record on August 30, 2024.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. The forward-looking statements included in this Quarterly Report on Form 10-Q, including without limitation statements regarding our business performance and strategy, including, without limitation, expected financial results, benefits from recent acquisitions, expected investments in capital expenditure, improvements in operating and free cash flow throughout and our ability to manage challenging macro-economic and softer market conditions, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” and “would” or similar words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

We believe that the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that we believe will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings. We have completed 14 acquisitions since 2014, and in the last year and a half, we have completed three strategic and complementary acquisitions that expanded our addressable market and that we believe will enable value creation through greater scale and growth opportunities.

We believe that sustainability guides every aspect of our business, including our product development strategy and design, and how we structure our operations. Our innovation strategy is focused on differentiated products and solutions that will provide greater opportunity to distinguish ourselves in the marketplace, while at the same time creating innovative products and smart solutions to protect, control, and conserve critical resources, and help our customers with their sustainability efforts through the use of our products. We continually look for strategic opportunities to invest in new products and markets or divest existing product lines where necessary in order to meet those objectives.

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

Global gross domestic product (“GDP”) remains positive and is generally a leading indicator for our repair and replacement business. New construction indicators are mixed, but are showing signs of weakening, particularly in multi-family housing, office, retail and recreation verticals. Light industrial, including data centers, and institutional verticals remain positive. The European economy continued to show signs of weakening and geo-political risks have heightened. Elevated interest rates may impact new construction. We also continue to experience inflation across our labor and overhead costs. Despite these anticipated challenges and uncertainties, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Financial Overview

Second quarter 2024 sales increased 12.1%, or $64.5 million, on a reported basis, and 0.4%, or $2.1 million, on an organic basis, compared to the second quarter of 2023. The reported sales increase included acquired sales of 12.2%, or $64.8 million, all reported within the Americas segment, partially offset by a net unfavorable impact of foreign exchange of 0.5%, or $2.4 million, compared to the second quarter of 2023. The 0.4% organic growth was driven by organic growth in the Americas of 4.6% and APMEA of 18.5%, offset by 15.0% organic decline in Europe compared to the second quarter of 2023 segment net sales. The organic growth was primarily driven by growth from favorable volume and price realization in the Americas and APMEA, offset by volume declines in Europe. Operating income of $111.5 million increased by $11.1 million, or 11.1%, in the second quarter of 2024 as compared to the second quarter of 2023. This increase was primarily driven by acquisitions of 7.6%, or $7.6 million, all reported within the Americas segment, as well as favorable price realization and productivity, partially offset by inflation, incremental investments and lower volume.

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

Recent Developments

On July 12, 2024, we entered into the Third Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the prior Second Amended and Restated Credit Agreement, dated as of March 30, 2021 (as amended by that certain Amendment No. 1 date August 2, 2022 and Amendment No. 2 dated December 12, 2023, the “Credit Agreement”), extending the maturity date of the $800 million senior unsecured revolving credit facility from March 30, 2026 to July 12, 2029, and amending the expansion option to $400 million. The Amended Credit Agreement did not amend the benchmark spread or financial covenants under the Credit Agreement.

On August 6, 2024, we declared a quarterly dividend of forty-three cents ($0.43) per share on each outstanding share of Class A common stock and Class B common stock payable on September 13, 2024 to stockholders of record on August 30, 2024.

Results of Operations

Second Quarter ended June 30, 2024 Compared to Second Quarter Ended June 25, 2023

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the second quarters of 2024 and 2023 were as follows:

	Second Quarter Ended		Second Quarter Ended			% Change to
	June 30, 2024		June 25, 2023			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$448.1	75.0%	$366.9	68.9%	$81.2	15.2%
Europe	114.1	19.1	135.6	25.4	(21.5)	(4.0)
APMEA	35.1	5.9	30.3	5.7	4.8	0.9
Total	$597.3	100.0%	$532.8	100.0%	$64.5	12.1%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$16.8	$(20.3)	$5.6	$2.1	3.1%	(3.8)%	1.1%	0.4%	4.6%	(15.0)%	18.5%
Foreign exchange	(0.4)	(1.2)	(0.8)	(2.4)	(0.1)	(0.2)	(0.2)	(0.5)	(0.1)	(0.8)	(2.6)
Acquired	64.8	—	—	64.8	12.2	—	—	12.2	17.6	—	—
Total	$81.2	$(21.5)	$4.8	$64.5	15.2%	(4.0)%	0.9%	12.1%	22.1%	(15.8)%	15.9%

Our products are sold primarily to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$7.8	$0.6	$(1.2)	$9.6	$16.8	3.5%	2.3%	(5.7)%	9.8%
Europe	(3.4)	(16.8)	(0.1)	—	(20.3)	(4.2)	(31.7)	(14.3)	—
APMEA	4.8	(0.1)	—	0.9	5.6	22.9	(5.6)	—	12.0
Total	$9.2	$(16.3)	$(1.3)	$10.5	$2.1	2.8%	(20.1)%	(6.0)%	10.0%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $81.2 million, or 22.1%, for the second quarter of 2024 compared to the second quarter of 2023. The change in net sales was positively impacted by $64.8 million, or 17.6%, of acquired sales related to the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively. Organic net sales increased $16.8 million, or 4.6%, primarily in the wholesale channel from increased sales across our core valve products and in the specialty channel from increased sales of our heating and hot water products, partly attributed to project timing.

Europe net sales decreased $21.5 million, or 15.8%, for the second quarter of 2024 compared to the second quarter of 2023. The change in net sales was negatively impacted by $1.2 million, or 0.8%, of foreign currency translation. Organic net sales decreased $20.3 million, or 15.0%, primarily due to lower volumes partially offset by favorable price realization. The decrease was primarily due to volume declines in the OEM channel which was impacted by reduced government energy incentives in Germany and Italy and the related heat pump destocking, as well as volume declines in wholesale plumbing product sales into France and Benelux, partially offset by an increase in sales of our drains products.

APMEA net sales increased $4.8 million, or 15.9%, for the second quarter of 2024 compared to the second quarter of 2023. The change in net sales was negatively impacted by $0.8 million, or 2.6%, of foreign currency translation. Organic net sales increased $5.6 million, or 18.5%, primarily due to growth in all major countries in the segment, partly attributed to project timing.

The net decrease in sales due to foreign exchange was mostly due to the unfavorable impact of the appreciation of the U.S. dollar against the euro and Chinese yuan in the second quarter of 2024. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2024 and 2023 were as follows:

	Second Quarter Ended
	June 30, 2024	June 25, 2023

	(dollars in millions)
Gross profit	$284.8	$252.8
Gross margin	47.7%	47.4%

Gross profit and gross margin increased primarily from higher price realization and productivity, partially offset by inflation, volume deleverage in Europe, and the dilutive impact of acquisitions on gross margin, including the amortization of the fair value step-up adjustment for inventory purchased as part of the Josam acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $22.3 million, or 3.7%, in the second quarter of 2024 compared to the second quarter of 2023. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(0.6)	(0.1)%
Foreign exchange	(0.6)	(0.1)
Acquired	23.5	3.9
Total	$22.3	3.7%

The decrease in organic SG&A expenses was primarily due to a $3.3 million gain on the sale of a building, decreased Corporate expenses including lower professional fees of $2.4 million, $2.2 million from productivity initiatives and a net decrease in short-term and long-term compensation accruals of $1.4 million, mostly offset by an increase in investments of $5.6 million, including in our smart and connected initiatives and other strategic initiatives and general inflation of $4.1 million compared to the second quarter of 2023. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the euro and the Chinese yuan. The acquired SG&A costs related to the Bradley and Josam acquisitions in the Americas segment completed in the fourth quarter of 2023 and first quarter of 2024, respectively. The acquired SG&A costs include $1.2 million of acquisition related costs. Total SG&A expenses, as a percentage of sales, were 29.0% in the second quarter of 2024 compared to 28.3% in the second quarter of 2023.

Restructuring. In the second quarter of 2024, we recorded a net restructuring charge of $0.2 million, which primarily related to immaterial severance and other exit costs in the Europe and APMEA segments. In the second quarter of 2023, we recorded a net restructuring charge of $1.6 million, which primarily related to immaterial actions in Europe and APMEA related to severance and other cost reductions.

Operating Income. Operating income (loss) by segment for the second quarters of 2024 and 2023 was as follows:

				% Change to
	Second Quarter Ended			Consolidated
	June 30,	June 25,		Operating
	2024	2023	Change	Income

	(dollars in millions)
Americas	$108.4	$91.6	$16.8	16.7%
Europe	11.3	21.5	(10.2)	(10.1)
APMEA	6.5	2.5	4.0	4.0
Corporate	(14.7)	(15.2)	0.5	0.5
Total	$111.5	$100.4	$11.1	11.1%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$9.3	$(10.5)	$3.2	$0.5	$2.5	9.2%	(10.4)%	3.2%	0.5%	2.5%	10.2%	(48.8)%	128.0%	(3.3)%
Foreign exchange	(0.1)	(0.2)	(0.2)	—	(0.5)	(0.1)	(0.2)	(0.2)	—	(0.5)	(0.1)	(0.9)	(8.0)	—
Acquired	7.6	—	—	—	7.6	7.6	—	—	—	7.6	8.3	—	—	—
Restructuring, impairment charges	—	0.5	1.0	—	1.5	—	0.5	1.0	—	1.5	—	2.3	40.0	—
Total	$16.8	$(10.2)	$4.0	$0.5	$11.1	16.7%	(10.1)%	4.0%	0.5%	11.1%	18.4%	(47.4)%	160.0%	(3.3)%

Operating income increased $11.1 million, or 11.1%, for the second quarter of 2024 compared to the second quarter of 2023. Operating income was positively impacted by $7.6 million, or 7.6%, from acquisitions and negatively impacted by $0.5 million, or 0.5% of foreign currency translation. The increase in organic operating income of $2.5 million, or 2.5%, was primarily due to higher price realization and productivity, partially offset by inflation, incremental investments and lower volume.

Interest Income. Interest income in the second quarter of 2024 increased $0.6 million compared to the second quarter of 2023, primarily due to higher interest rates earned on our cash and cash equivalents.

Interest Expense. Interest expense in the second quarter of 2024 increased $3.4 million compared to the second quarter of 2023, primarily due to a higher principal balance of debt outstanding due to the acquisition of Bradley during the fourth quarter of 2023 and an increase in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Other Income, Net. Other income, net, in the second quarter of 2024 decreased $0.4 million compared to the second quarter of 2023, primarily due to favorable foreign currency translation in the second quarter of 2023.

Income Taxes. Our effective income tax rate increased to 25.1% in the second quarter of 2024, from 24.6% in the second quarter of 2023, primarily due to a reduction of foreign tax liabilities associated with the repatriation of funds in the second quarter of 2023 that did not occur in the second quarter of 2024. The Organization for Economic Co-operation and Development (“OECD”) has a framework for a 15% global minimum tax, commonly referred to as “Pillar Two” and certain aspects became effective January 1, 2024. We have assessed the 2024 forecasted annual impact of Pillar Two and it is not expected to be material to our consolidated financial statements.

Net Income. Net income was $82.0 million, or $2.44 per common share on a diluted basis, for the second quarter of 2024, compared to $75.9 million, or $2.26 per common share on a diluted basis, for the second quarter of 2023. Results for the second quarter of 2024 included after-tax charges of $2.8 million, or $0.08 per common share, for acquisition-related costs, partially offset by an after-tax benefit of $2.5 million, or $0.06 per common share, for the gain on sale of a building. Results for the second quarter of 2023 include an after-tax charges of $1.3 million, or $0.04 per common share, for acquisition-related costs and $1.2 million, or $0.04 per common share, for restructuring.

Six Months ended June 30, 2024 Compared to Six Months Ended June 25, 2023

Net Sales. Our net sales in each of these segments for each of the first six months of 2024 and 2023 were as follows:

	Six Months Ended		Six Months Ended			% Change to
	June 30, 2024		June 25, 2023			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$866.9	74.2%	$690.1	68.7%	$176.8	17.6%
Europe	237.4	20.3	263.9	26.3	(26.5)	(2.6)
APMEA	63.9	5.5	50.5	5.0	13.4	1.3
Total	$1,168.2	100.0%	$1,004.5	100.0%	$163.7	16.3%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$52.3	$(26.9)	$6.9	$32.3	5.2%	(2.6)%	0.7%	3.3%	7.6%	(10.2)%	13.7%
Foreign exchange	(0.4)	0.4	(1.6)	(1.6)	—	—	(0.2)	(0.2)	(0.1)	0.2	(3.2)
Acquired	124.9	—	8.1	133.0	12.4	—	0.8	13.2	18.1	—	16.0
Total	$176.8	$(26.5)	$13.4	$163.7	17.6%	(2.6)%	1.3%	16.3%	25.6%	(10.0)%	26.5%

The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$31.0	$3.6	$1.1	$16.6	$52.3	7.5%	7.3%	2.6%	8.8%
Europe	(1.6)	(25.2)	(0.1)	—	(26.9)	(1.0)	(25.3)	(7.1)	—
APMEA	6.0	—	—	0.9	6.9	15.2	—	—	12.0
Total	$35.4	$(21.6)	$1.0	$17.5	$32.3	5.8%	(14.2)%	2.3%	9.0%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $176.8 million, or 25.6%, for the first six months of 2024 compared to the first six months of 2023. The change in net sales was negatively impacted by $0.4 million, or 0.1%, of foreign currency translation, and positively impacted by $124.9 million, or 18.1%, of acquired sales related to the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively. Organic net sales increased $52.3 million, or 7.6%, primarily due to increased volume, mostly from the benefit of additional shipping days in the first six months of 2024 compared to the first six months of 2023, and favorable price realization. The additional shipping days increased net sales by low to mid-single-digits. The organic net sales growth was primarily in the wholesale channel from increased sales across our core valve products and in the specialty channel from increased sales of our heating and hot water products.

Europe net sales decreased $26.5 million, or 10.0%, for the first six months of 2024 compared to the first six months of 2023. The change in net sales was positively impacted by $0.4 million, or 0.2%, of foreign currency translation. Organic net sales decreased $26.9 million, or 10.2%, primarily due to lower volumes despite the benefit of additional shipping days and favorable price realization. The additional shipping days increased net sales by low to mid-single-digits. The decrease was primarily due to volume declines in the OEM channel which was impacted by reduced government energy incentives in Germany and Italy and the related heat pump destocking, as well as volume declines in wholesale plumbing product sales into France and Benelux, partially offset by an increase in sales of our drains products.

APMEA net sales increased $13.4 million, or 26.5%, for the first six months of 2024 compared to the first six months of 2023. The change in net sales was negatively impacted by $1.6 million, or 3.2%, of foreign currency translation, which was more than offset by $8.1 million, or 16.0%, of acquired sales related to the Enware acquisition completed in the second quarter of 2023. Organic net sales increased $6.9 million, or 13.7%, primarily due to volume growth from the benefit of additional shipping days in the first six months of 2024 compared to the first six months of 2023. The additional shipping days increased net sales by low-single-digits. The organic growth was primarily due to growth in all major countries in the segment.

The net decrease in sales due to foreign exchange was mostly due to the unfavorable impact of the appreciation of the U.S. dollar against the Chinese yuan and Canadian dollar, partially offset by the favorable impact of the depreciation of the U.S. dollar against the euro in the first six months of 2024.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2024 and 2023 were as follows:

	Six Months Ended
	June 30, 2024	June 25, 2023

	(dollars in millions)
Gross profit	$552.3	$470.9
Gross margin	47.3%	46.9%

Gross profit and gross margin increased primarily from higher price realization, favorable volume leverage from the additional shipping days and productivity, partially offset by inflation, the dilutive impact of acquisitions on gross margin and the amortization of the fair value step-up adjustments for inventory purchased as part of the Bradley and Josam acquisitions.

Selling, General and Administrative Expenses. SG&A expenses increased $58.1 million, or 20.5%, in the first six months of 2024 compared to the first six months of 2023. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$9.7	3.4%
Foreign exchange	(0.4)	(0.1)
Acquired	48.8	17.2
Total	$58.1	20.5%

The increase in organic SG&A expenses was primarily due to an increase in investments of $11.6 million, including in our smart and connected initiatives and other strategic initiatives, general inflation of $8.0 million and increased variable costs due to higher sales of $3.5 million compared to the first six months of 2023. These increases were partially offset by $4.5 million from productivity initiatives, a net decrease in short-term and long-term compensation accruals of $4.2 million, $4.4 million gain on the sale of buildings and $0.6 million of restructuring savings. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the Chinese yuan. The acquired SG&A costs related to the Bradley and Josam acquisitions in the Americas segment completed in the fourth quarter of 2023 and first quarter of 2024, respectively, as well as the Enware acquisition in the APMEA segment completed in the second quarter of 2023. The acquired SG&A costs include $3.2 million of acquisition-related costs. Total SG&A expenses, as a percentage of sales, were 29.3% in the first six months of 2024 compared to 28.3% in the first six months of 2023.

Restructuring. In the first six months of 2024, we recorded a net restructuring charge of $1.5 million, which primarily related to immaterial severance and other exit costs in all three segments. In the first six months of 2023, we recorded a net restructuring charge of $1.3 million, which primarily related to immaterial actions in Europe and APMEA segments related to severance and other cost reductions.

Operating Income. Operating income (loss) by segment for the first six months of 2024 and 2023 was as follows:

				% Change to
	Six Months Ended			Consolidated
	June 30,	June 25,		Operating
	2024	2023	Change	Income

	(Dollars in millions)
Americas	$193.8	$164.1	$29.7	16.0%
Europe	31.8	40.7	(8.9)	(4.8)
APMEA	11.5	6.5	5.0	2.7
Corporate	(28.9)	(26.2)	(2.7)	(1.4)
Total	$208.2	$185.1	$23.1	12.5%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$15.3	$(9.0)	$3.1	$(2.7)	$6.7	8.3%	(4.9)%	1.7%	(1.4)%	3.7%	9.3%	(22.1)%	47.7%	(10.3)%
Foreign exchange	(0.1)	0.1	0.5	—	0.5	(0.1)	0.1	0.2	—	0.2	(0.1)	0.2	7.7	—
Acquired	15.4	—	0.7	—	16.1	8.3	—	0.4	—	8.7	9.4	—	10.8	—
Restructuring, impairment charges	(0.9)	—	0.7	—	(0.2)	(0.5)	—	0.4	—	(0.1)	(0.5)	—	10.8	—
Total	$29.7	$(8.9)	$5.0	$(2.7)	$23.1	16.0%	(4.8)%	2.7%	(1.4)%	12.5%	18.1%	(21.9)%	77.0%	(10.3)%

Operating income increased $23.1 million, or 12.5%, for the first six months of 2024 compared to the first six months of 2023. Operating income was positively impacted by $16.1 million, or 8.7%, from acquisitions and $0.5 million, or 0.2% of foreign currency translation. The increase in organic operating income of $6.7 million, or 3.7%, was primarily due to higher price realization, favorable volume leverage from additional shipping days and productivity, partially offset by inflation and incremental investments.

Interest Income. Interest income in the first six months of 2024 increased $2.3 million compared to the first six months of 2023, primarily due to higher interest rates earned on our cash and cash equivalents.

Interest Expense. Interest expense in the first six months of 2024 increased $5.1 million compared to the first six months of 2023, primarily due to a higher principal balance of debt outstanding due to the acquisition of Bradley during the fourth quarter of 2023 and an increase in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Other Income, Net. Other income, net, in the first six months of 2024 increased $0.3 million compared to the first six months of 2023, primarily due to favorable foreign currency translation.

Income Taxes. Our effective income tax rate increased to 24.5% in the first six months of 2024, from 23.6% in the first six months of 2023, primarily due to a reduction of foreign tax liabilities associated with the repatriation of funds in the first six months of 2023 that did not occur in the first six months of 2024 and a lower tax benefit resulting from the vesting of stock compensation awards in the first six months of 2024 compared to the first six months of 2023. The Organization for Economic Co-operation and Development (“OECD”) has a framework for a 15% global minimum tax, commonly referred to as “Pillar Two” and certain aspects became effective January 1, 2024. We have assessed the 2024 forecasted annual impact of Pillar Two and it is not expected to be material to our consolidated financial statements.

Net Income. Net income was $154.5 million, or $4.61 per common share on a diluted basis, for the first six months of 2024, compared to $140.6 million, or $4.19 per common share on a diluted basis, for the first six months of 2023. Results for the first six months of 2024 included after-tax charges of $8.0 million, or $0.24 per common share, for acquisition-related costs, $1.1 million, or $0.03 per common share, for restructuring; partially offset by an after-tax benefit of $3.3 million, or $0.10 per common share, for gain on sale of asset. Results for the first six months of 2023 include an after-tax charges of $1.3 million, or $0.04 per common share, for acquisition-related costs and $1.0 million, or $0.03 per common share, for restructuring.

Liquidity and Capital Resources

We generated $130.9 million of net cash provided by operating activities in the first six months of 2024 compared to $100.5 million of net cash provided by operating activities in the first six months of 2023. The increase in net cash provided by operating activities was primarily related to higher net income, reduced working capital investments and contributions from our acquisitions.

We used $107.5 million of net cash for investing activities in the first six months of 2024 compared to $23.3 million used in the first six months of 2023. We used $96.3 million in cash for business acquisitions in our Americas segment in the first six months of 2024 compared to $11.7 million for the immaterial acquisition in our APMEA segment in first six months of 2023, and $0.4 million less cash for net capital expenditures in the first six months of 2024 compared to the first six months of 2023. For the remainder of 2024, we expect to invest approximately $23 million to $33 million in capital expenditure as part of our ongoing commitment to improve our operating capabilities.

We used $88.9 million of net cash for financing activities during the first six months of 2024 primarily due to long-term debt repayments of $40.0 million, dividend payments of $26.7 million, tax withholding payments on vested stock awards of $12.8 million and payments of $8.1 million to repurchase approximately 40,000 shares of Class A common stock. In the first six months of 2023, we used $96.9 million of net cash for financing activities primarily due to long-term debt repayments of $80.0 million (offset by proceeds from drawdowns of $30.0 million), tax withholding payments on vested stock awards of $15.6 million, dividend payments of $22.3 million and payments of $7.7 million to repurchase approximately 47,000 shares of Class A common stock.

On July 12, 2024, we entered into the Amended Credit Agreement, amending and restating the prior Second Amended and Restated Credit Agreement, dated as of March 30, 2021, that establishes our senior unsecured revolving credit facility of $800 million (the “Revolving Credit Facility”). Pursuant to the Amended Credit Agreement, the maturity date of the Revolving Credit Facility is July 12, 2029, subject to extension under certain circumstances and subject to the terms of the Amended Credit Agreement. The Amended Credit Agreement provides for a maximum consolidated leverage ratio of 3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions) and the minimum consolidated interest ratio of 3.50 to 1.00.

The Revolving Credit Facility also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of June 30, 2024, we had drawn down $260.0 million on this line of credit and had $12.9 million in letters of credit outstanding, which resulted in $527.1 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period, in each case, determined by reference to our consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 30, 2024 was 6.51%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of June 30, 2024 was 4.63%. In addition to paying interest under the Amended Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Amended Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Amended Credit Agreement. As of June 30, 2024, we were in compliance with all covenants related to the Amended Credit Agreement.

As of June 30, 2024, we held $279.4 million in cash and cash equivalents. Of this amount, $168.3 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent, other than with respect to the one-time repatriation of foreign earnings in 2023, has been to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate additional post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow and a calculation of our cash conversion rate is provided below:

	Six Months Ended
	June 30,	June 25,
	2024	2023

	(in millions)
Net cash provided by operating activities	$130.9	$100.5
Less: additions to property, plant, and equipment	(16.9)	(11.6)
Plus: proceeds from the sale of property, plant, and equipment	5.7	—
Free cash flow	$119.7	$88.9
Net income —as reported	$154.5	$140.6
Cash conversion rate of free cash flow to net income	77.5%	63.2%

Free cash flow improved in the first six months of 2024 when compared to the first six months of 2023 primarily driven by higher net income, reduced working capital investments and contributions from our acquisitions.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at June 30, 2024 was (1.3%) compared to (3.5%) at December 31, 2023. The change was driven by an increase in net debt balance primarily due to decreased cash and cash equivalents and an increase in stockholders’ equity at June 30, 2024 compared to December 31, 2023 due to higher net income. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 30,	December 31,
	2024	2023

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	258.7	298.3
Less: cash and cash equivalents	(279.4)	(350.1)
Net debt	$(20.7)	$(51.8)

A reconciliation of capitalization is provided below:

	June 30,	December 31,
	2024	2023

	(in millions)
Net debt	$(20.7)	$(51.8)
Total stockholders’ equity	1,618.2	1,513.3
Capitalization	$1,597.5	$1,461.5
Net debt to capitalization ratio	(1.3)%	(3.5)%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 30, 2024 was an asset of $0.1 million.

Under the Credit Agreement and Amended Credit Agreement, our earnings and cash flows are exposed to fluctuations in interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, we amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, we receive the one-month Term SOFR subject to a -0.1 percent floor and pay a fixed rate of 0.942% on a notional amount of $100.0 million. We entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, we receive the one-month Term SOFR subject to a -0.1% floor and pay a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps mature on March 30, 2026. Information about our long-term debt facility and related interest rates appears in Note 10 of the Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Bradley operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2023, we are party to certain litigation. There have been no material developments with respect to such legal proceedings during the quarter ended June 30, 2024, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the second quarter ended June 30, 2024.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
April 1, 2024 – April 28, 2024	71	$206.14	—	—
April 29, 2024 – May 26, 2024	63	$199.95	—	—
May 27, 2024 – June 30, 2024	125	$197.52	—	—
Total	259	$200.48	—	—

The following table includes information with respect to repurchases of our Class A common stock during the second quarter ended June 30, 2024 under our stock repurchase programs.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
April 1, 2024 – April 28, 2024	6,209	$204.51	6,209	$156,700,881
April 29, 2024 – May 26, 2024	6,084	$209.04	6,084	$155,429,210
May 27, 2024 – June 30, 2024	7,969	$191.35	7,969	$153,904,358
Total	20,262	$200.68	20,262
(1)	On February 6, 2019, we announced that our Board of Directors had approved a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions, which does not have an expiration date. On July 31, 2023, the Board of Directors authorized an additional stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions, which also has no expiration date. The additional $150 million has been reflected in the maximum dollar value of shares that may yet be purchased in column (d) above. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 5.Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the second quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2023 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2023 (File No. 001- 11499).
10.1+

Third Amended and Restated Credit Agreement, dated as of July 12, 2024, by and among the Registrant, the Subsidiary Borrowers party thereto, the Lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America N.A., HSBC Bank USA, National Association, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Citibank, N.A., PNC Bank, National Association, and U.S. Bank National Association, as Co-Documentation Agents. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 2024 (File No. 001-11499).

10.2+

Third Amended and Restated Guaranty, dated as of July 12, 2024, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank, N.A. and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 2024 (File No. 001-11499).

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

**  Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Second Quarters and Six Months ended June 30, 2024 and June 25, 2023, (iii) Consolidated Statements of Comprehensive Income for the Second Quarters and Six Months ended June 30, 2024 and June 25, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the Second Quarters and Six Months ended June 30, 2024 and June 25, 2023, (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2024 and June 25, 2023, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: August 8, 2024	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer (principal executive officer)

Date: August 8, 2024	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: August 8, 2024	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)