Form 10-Q
period 2024-09-29
WATTS WATER TECHNOLOGIES INC
filed 2024-10-31
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2024
Class A Common Stock, $0.10 par value	27,380,065

Class B Common Stock, $0.10 par value	5,953,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 29,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$303.9	$350.1
Trade accounts receivable, less reserve allowances of $14.1 million at September 29, 2024 and $11.9 million at December 31, 2023	291.6	259.8
Inventories, net:
Raw materials	152.7	150.6
Work in process	19.5	20.2
Finished goods	248.2	228.5
Total Inventories	420.4	399.3
Prepaid expenses and other current assets	49.7	51.8
Total Current Assets	1,065.6	1,061.0
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	700.3	677.2
Accumulated depreciation	(445.2)	(429.0)
Property, plant and equipment, net	255.1	248.2
OTHER ASSETS:
Goodwill	725.5	693.0
Intangible assets, net	241.5	216.1
Deferred income taxes	34.9	23.6
Other, net	76.5	67.5
TOTAL ASSETS	$2,399.1	$2,309.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141.1	$131.8
Accrued expenses and other liabilities	200.6	190.3
Accrued compensation and benefits	75.8	83.7
Total Current Liabilities	417.5	405.8
LONG-TERM DEBT	211.8	298.3
DEFERRED INCOME TAXES	11.6	13.5
OTHER NONCURRENT LIABILITIES	69.1	78.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,385,541 shares at September 29, 2024 and 27,352,701 shares at December 31, 2023	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,953,290 shares at September 29, 2024 and 5,958,290 shares at December 31, 2023	0.6	0.6
Additional paid-in capital	692.1	674.3
Retained earnings	1,135.8	979.1
Accumulated other comprehensive loss	(142.1)	(143.4)
Total Stockholders’ Equity	1,689.1	1,513.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,399.1	$2,309.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2024	2023	2024	2023
Net sales	$543.6	$504.3	$1,711.8	$1,508.8
Cost of goods sold	286.5	269.9	902.4	803.5
GROSS PROFIT	257.1	234.4	809.4	705.3
Selling, general and administrative expenses	159.0	146.9	501.6	431.4
Restructuring	4.9	0.4	6.4	1.7
OPERATING INCOME	93.2	87.1	301.4	272.2
Other (income) expense:
Interest income	(2.1)	(2.3)	(6.1)	(4.0)
Interest expense	3.6	1.2	11.9	4.4
Other (income) expense, net	(0.6)	0.1	(1.4)	(0.4)
Total other expense (income)	0.9	(1.0)	4.4	—
INCOME BEFORE INCOME TAXES	92.3	88.1	297.0	272.2
Provision for income taxes	23.2	22.3	73.4	65.8
NET INCOME	$69.1	$65.8	$223.6	$206.4
Basic EPS
NET INCOME PER SHARE	$2.07	$1.97	$6.68	$6.17
Weighted average number of shares	33.5	33.4	33.5	33.4
Diluted EPS
NET INCOME PER SHARE	$2.06	$1.96	$6.67	$6.15
Weighted average number of shares	33.5	33.5	33.5	33.5
Dividends declared per share	$0.43	$0.36	$1.22	$1.02

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2024	2023	2024	2023
Net income	$69.1	$65.8	$223.6	$206.4
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	19.4	(17.3)	3.9	(9.2)
Cash flow hedges	(3.1)	0.5	(1.9)	(0.6)
Defined benefit pension plan, net of tax:
Pension settlement	(0.7)	—	(0.7)	—
Other comprehensive income (loss)	15.6	(16.8)	1.3	(9.8)
Comprehensive income	$84.7	$49.0	$224.9	$196.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 29, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	27,352,701	$2.7	5,958,290	$0.6	$674.3	$979.1	$(143.4)	$1,513.3
Net income	—	—	—	—	—	223.6	—	223.6
Other comprehensive income	—	—	—	—	—	—	1.3	1.3
Comprehensive income								224.9
Shares of Class B common stock converted to Class A common stock	5,000	—	(5,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	364	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15.5	—	—	15.5
Stock repurchase	(65,897)	—	—	—	—	(13.0)	—	(13.0)
Net change in restricted and performance stock units	93,373	—	—	—	2.3	(12.8)	—	(10.5)
Common stock dividends	—	—	—	—	—	(41.1)	—	(41.1)
Balance at September 29, 2024	27,385,541	$2.7	5,953,290	$0.6	$692.1	$1,135.8	$(142.1)	$1,689.1

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 29, 2024)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2024	27,404,090	$2.7	5,953,290	$0.6	$686.6	$1,086.0	$(157.7)	$1,618.2
Net income	—	—	—	—	—	69.1	—	69.1
Other comprehensive income	—	—	—	—	—	—	15.6	15.6
Comprehensive income								84.7
Shares of Class B common stock converted to Class A common stock	—	—	—	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5.5	—	—	5.5
Stock repurchase	(25,885)	—	—	—	—	(4.9)	—	(4.9)
Net change in restricted and performance stock units	7,336	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(14.4)	—	(14.4)
Balance at September 29, 2024	27,385,541	$2.7	5,953,290	$0.6	$692.1	$1,135.8	$(142.1)	$1,689.1

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 24, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	$1,300.6
Net income	—	—	—	—	—	206.4	—	206.4
Other comprehensive loss	—	—	—	—	—	—	(9.8)	(9.8)
Comprehensive income								196.6
Shares of Class A common stock issued upon the exercise of stock options	598	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	14.5	—	—	14.5
Stock repurchase	(68,569)	—	—	—	—	(11.7)	—	(11.7)
Net change in restricted and performance stock units	128,316	—	—	—	2.1	(15.8)	—	(13.7)
Common stock dividends	—	—	—	—	—	(34.4)	—	(34.4)
Balance at September 24, 2023	27,375,024	$2.7	5,958,290	$0.6	$668.6	$939.8	$(159.7)	$1,452.0

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 24, 2023)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 25, 2023	27,388,423	$2.7	5,958,290	$0.6	$663.6	$890.3	$(142.9)	$1,414.3
Net income	—	—	—	—	—	65.8	—	65.8
Other comprehensive loss	—	—	—	—	—	—	(16.8)	(16.8)
Comprehensive income								49.0
Shares of Class A common stock issued upon the exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5.0	—	—	5.0
Stock repurchase	(22,013)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	8,614	—	—	—	—	(0.2)	—	(0.2)
Common stock dividends	—	—	—	—	—	(12.1)	—	(12.1)
Balance at September 24, 2023	27,375,024	$2.7	5,958,290	$0.6	$668.6	$939.8	$(159.7)	$1,452.0

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 29,	September 24,
	2024	2023
OPERATING ACTIVITIES
Net income	$223.6	$206.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.9	21.8
Amortization of intangibles	14.9	9.0
(Gain) on sale of assets, loss on disposal, impairment of long-lived asset and other	(5.2)	0.2
Stock-based compensation	15.5	14.5
Deferred income tax	(12.5)	(16.9)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(26.8)	(19.1)
Inventories	(4.4)	(3.7)
Prepaid expenses and other assets	(11.7)	(5.6)
Accounts payable, accrued expenses and other liabilities	2.3	(5.7)
Net cash provided by operating activities	221.6	200.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(23.3)	(19.0)
Proceeds from the sale of property, plant and equipment	5.9	—
Business acquisitions, net of cash acquired	(96.3)	(12.1)
Other investing activity	1.0	—
Net cash used in investing activities	(112.7)	(31.1)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	30.0
Payments of long-term debt	(85.0)	(80.0)
Payments for debt issuance costs	(2.3)	—
Payments for withholding taxes on vested awards	(12.8)	(15.8)
Payments for finance leases and other	(2.0)	(2.0)
Proceeds from share transactions under employee stock plans	—	0.1
Payments to repurchase common stock	(13.0)	(11.7)
Dividends	(41.1)	(34.4)
Net cash used in financing activities	(156.2)	(113.8)
Effect of exchange rate changes on cash and cash equivalents	1.1	(4.1)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46.2)	51.9
Cash and cash equivalents at beginning of year	350.1	310.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$303.9	$362.7

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$98.5	$19.8
Cash paid, net of cash acquired	96.3	12.1
Liabilities assumed	$2.2	$7.7

Issuance of stock under management stock purchase plan	$0.3	$0.4

CASH PAID FOR:
Interest	$10.1	$3.8
Income taxes	$89.0	$86.9

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of September 29, 2024, the Consolidated Statements of Operations for the third quarters and nine months ended September 29, 2024 and September 24, 2023, the Consolidated Statements of Comprehensive Income for the third quarters and nine months ended September 29, 2024 and September 24, 2023, the Consolidated Statements of Stockholders’ Equity for the third quarters and nine months ended September 29, 2024 and September 24, 2023, and the Consolidated Statements of Cash Flows for the nine months ended September 29, 2024 and September 24, 2023.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are not aware of any specific event or circumstance that would require updates to the Company’s estimates or judgments, or require the Company to revise the carrying value of the Company’s assets or liabilities, as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from those estimates.

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the first nine months ended September 29, 2024, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $20.5 million and $16.8 million for the third quarters of 2024 and 2023, respectively, and were $64.3 million and $50.7 million for the first nine months of 2024 and 2023, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $17.6 million and $15.2 million for the third quarters of 2024 and 2023, respectively, and were $54.0 million and $47.3 million for the first nine months of 2024 and 2023, respectively.

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

In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, and are to be applied retrospectively to all prior periods presented in the financial statements. The Company has evaluated the new guidance and will include the required additional disclosures in the Segment Information footnote of the consolidated financial statements for the year ending December 31, 2024.

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (“OEMs”), specialty, and do-it-yourself (“DIY”). The Company operates in three geographic segments: Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”). Each of these segments sells similar products, which consist of the following principal product categories:

●	Residential & commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.
●	Heating, ventilation and air conditioning (“HVAC”) & gas—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation.
●	Drainage & water re-use—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.
●	Water quality—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the Third Quarter Ended September 29, 2024				For the Nine Months Ended September 29, 2024
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$263.0	$73.7	$26.2	$362.9	$829.4	$235.4	$70.4	$1,135.2
OEM	23.5	33.1	1.8	58.4	76.5	107.5	5.1	189.1
Specialty	95.4	—	8.3	103.7	299.9	—	24.7	324.6
DIY	18.1	0.5	—	18.6	61.1	1.8	—	62.9
Total	$400.0	$107.3	$36.3	$543.6	$1,266.9	$344.7	$100.2	$1,711.8

	For the Third Quarter Ended September 29, 2024				For the Nine Months Ended September 29, 2024
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$256.3	$38.5	$32.7	$327.5	$818.0	$127.9	$88.2	$1,034.1
HVAC and Gas Products	82.9	43.8	2.7	129.4	261.7	141.8	9.3	412.8
Drainage and Water Re-use Products	36.0	24.1	0.6	60.7	109.0	72.0	1.7	182.7
Water Quality Products	24.8	0.9	0.3	26.0	78.2	3.0	1.0	82.2
Total	$400.0	$107.3	$36.3	$543.6	$1,266.9	$344.7	$100.2	$1,711.8

	For the Third Quarter Ended September 24, 2023				For the Nine Months Ended September 24, 2023
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$211.8	$71.6	$22.6	$306.0	$622.6	$234.6	$62.0	$919.2
OEM	25.0	48.0	1.5	74.5	74.4	147.6	5.0	227.0
Specialty	96.0	—	9.0	105.0	284.0	—	16.6	300.6
DIY	18.2	0.6	—	18.8	60.1	1.9	—	62.0
Total	$351.0	$120.2	$33.1	$504.3	$1,041.1	$384.1	$83.6	$1,508.8

	For the Third Quarter Ended September 24, 2023				For the Nine Months Ended September 24, 2023
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$212.9	$38.6	$28.5	$280.0	$634.4	$131.2	$69.7	$835.3
HVAC and Gas Products	82.8	60.0	3.8	146.6	246.3	187.4	11.5	445.2
Drainage and Water Re-use Products	28.0	20.8	0.6	49.4	78.9	62.7	1.8	143.4
Water Quality Products	27.3	0.8	0.2	28.3	81.5	2.8	0.6	84.9
Total	$351.0	$120.2	$33.1	$504.3	$1,041.1	$384.1	$83.6	$1,508.8

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

The Company accounted for the transaction as a purchased business combination. During the first quarter of 2024, the Company performed the preliminary purchase price allocation for the Josam purchase, with immaterial adjustments in the second and third quarter of 2024 related to the final working capital and valuation adjustments. The purchase price allocation was considered substantially completed as of the third quarter of 2024, with final tax adjustments to be completed in the fourth quarter of 2024, which are not expected to be material. The acquisition resulted in the recognition of $35.5 million in goodwill and $39.4 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $33.5 million with estimated lives of 15 years and the trade name valued at $5.9 million with an indefinite life. The goodwill is attributable to the workforce of Josam and the portfolio that will allow Watts to extend its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$4.6
Trade accounts receivable	4.3
Inventories, net	15.0
Prepaid expenses and other current assets	0.5
Property, plant and equipment	7.6
Intangible assets	39.4
Goodwill	35.5
Accounts payable	(1.5)
Accrued expenses and other current liabilities	(1.8)
Purchase price	$103.6

Bradley

On October 23, 2023, the Company completed the acquisition of Bradley Corporation following its conversion into Bradley Company, LLC (“Bradley”) in a share purchase transaction. The aggregate net purchase price was approximately $301.2 million, net of cash acquired of $9.2 million, and was financed by $210.0 million of borrowings under the Company’s Second Amended and Restated Credit Agreement with the remainder being funded by cash on hand. In the first quarter of 2024, the Company paid an additional $1.9 million to settle liabilities acquired in the transaction that were considered part of the total purchase price. The post-closing working capital adjustment was finalized and adjusted in the second quarter of 2024, resulting in a $4.6 million reduction to the purchase price. The adjusted aggregate net purchase price was approximately $298.5 million, net of cash of $9.2 million.

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

Bradley’s operating results since the date of acquisition are included in the Americas segment. The Company accounted for the transaction as a purchased business combination. During the fourth quarter of 2023, the Company performed the preliminary purchase price allocation for the Bradley purchase, with immaterial adjustments expected related to the final working capital adjustment, final intangible asset valuations and deferred tax adjustments. During the first nine months of 2024, the Company completed the purchase price allocation. The changes to the purchase price allocation in the first nine months of 2024 were not material and resulted in the adjusted recognition of $92.6 million in goodwill and $115.3 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $85.3 million with estimated lives of 15 years and the trade name valued at $30.0 million with an indefinite life. The goodwill is attributable to the workforce of Bradley and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

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

Supplemental pro-forma information (unaudited)

Had the Company completed the acquisition of Bradley at the beginning of 2023, net sales, net income and earnings per share would have been as follows:

	Third Quarter Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2024	2023	2024	2023

	(Amounts in millions, except per share information)		(Amounts in millions, except per share information)
Net sales	$543.6	$557.6	$1,711.8	$1,664.5
Net income	$69.1	$67.1	$223.6	$209.1
Net income per share:
Basic EPS	$2.07	$2.00	$6.68	$6.25
Diluted EPS	$2.06	$2.00	$6.67	$6.23

Net income for the third quarter and nine months ended September 24, 2023 was adjusted to include $1.8 million and $5.7 million, respectively, of net interest expense related to the financing, $1.1 million and $3.2 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets, and $0.6 million and $1.6 million, respectively, of income tax expense to align the effective tax rate. Net income was adjusted to exclude net acquisition-related charges of $2.2 million and $6.2 million for the third quarters and nine months ended September 24, 2023, respectively. The pro-forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of Bradley. Net income for the third quarter and nine months ended September 29, 2024 included $7.8 million pre-tax gain from settlement of Bradley’s Pension Plan, and for the nine months ended September 29, 2024 included $4.8 million of acquisition-related and purchase accounting charges.

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

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2024 -
	January 1,	the	September 29,	January 1,	Loss During	September 29,	September 29,	September 29,
	2024	Period	2024	2024	the Period	2024	2024	2024

	(in millions)
Americas	$587.1	$31.5	$618.6	$(24.5)	$—	$(24.5)	$(0.2)	$593.9
Europe	239.8	—	239.8	(129.7)	—	(129.7)	1.2	111.3
APMEA	33.2	—	33.2	(12.9)	—	(12.9)	—	20.3
Total	$860.1	$31.5	$891.6	$(167.1)	$—	$(167.1)	$1.0	$725.5

During the first nine months of 2024, the Company completed the acquisition of Josam, resulting in $35.5 million of goodwill, and adjustments to the purchase price allocation of Bradley, resulting in a $4.0 million reduction in goodwill, both within the Americas region. The final working capital adjustments for the two acquisitions were completed in the second quarter of 2024.

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

Intangible assets include the following:

	September 29, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	252.2	(96.8)	155.4	218.0	(85.3)	132.7
Technology	53.2	(47.0)	6.2	53.2	(44.2)	9.0
Trade names	20.8	(12.7)	8.1	20.8	(12.3)	8.5
Other	1.1	(0.8)	0.3	1.1	(0.7)	0.4
Total amortizable intangibles	332.3	(162.3)	170.0	298.1	(147.5)	150.6
Indefinite-lived intangible assets	71.5	—	71.5	65.5	—	65.5
	$403.8	$(162.3)	$241.5	$363.6	$(147.5)	$216.1

In the first quarter of 2024, the Company acquired $39.4 million in intangible assets as part of the Josam acquisition, consisting of customer relationships valued at $33.5 million, with an estimated useful life of 15 years, and an indefinite-lived trade name of $5.9 million. Aggregate amortization expense for amortized intangible assets for the third quarters ended September 29, 2024 and September 24, 2023 was $5.1 million and $3.0 million, respectively, and for the first nine months of 2024 and 2023 was $14.9 million and $9.0 million, respectively.

6. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 29, 2024			For the Third Quarter Ended September 24, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$69.1	33.5	$2.07	$65.8	33.4	$1.97
Effect of dilutive securities:
Common stock equivalents		—	(0.01)		0.1	(0.01)
Diluted EPS:
Net income	$69.1	33.5	$2.06	$65.8	33.5	$1.96

	For the Nine Months Ended September 29, 2024			For the Nine Months Ended September 24, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$223.6	33.5	$6.68	$206.4	33.4	$6.17
Effect of dilutive securities:
Common stock equivalents		—	(0.01)		0.1	(0.02)
Diluted EPS:
Net income	$223.6	33.5	$6.67	$206.4	33.5	$6.15

There were no options to purchase Class A common stock outstanding during the third quarters and nine months ended September 29, 2024 or September 24, 2023 that would have been anti-dilutive.

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. On July 31, 2023, the Board of Directors authorized a new stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased under both stock repurchase programs when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase programs may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase programs. The 2019 stock repurchase program was completed in September 2024 after the Company expended the remainder of the $150 million authorized under the program. As of September 29, 2024, there was approximately $149.0 million remaining authorized for share repurchases under the 2023 repurchase program.

For the third quarters ended September 29, 2024 and September 24, 2023, the Company repurchased 25,885 shares for $4.9 million and 22,013 shares for $4.0 million, respectively. For the nine months ended September 29, 2024 and September 24, 2023, the Company repurchased 65,897 shares for $13.0 million and 68,569 shares for $11.7 million, respectively.

7. Stock-Based Compensation

The Company granted 48,354 and 43,454 units of deferred stock awards during the first nine months of 2024 and 2023, respectively. The Company grants shares of deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 39,085 and 36,076 performance stock units during the first nine months of 2024 and 2023, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (“ROIC”) for the third year of the performance period.

Under the Management Stock Purchase Plan (“MSPP”), the Company granted 20,076 and 26,645 restricted stock units (“RSUs”) during the first nine months of 2024 and 2023, respectively. The MSPP allows for the granting of RSUs to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee.

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

8. Segment Information

The Company operates in three geographic segments: Americas, Europe, and APMEA. Each of these segments sells similar products and has separate financial results that are reviewed by the Company’s chief operating decision-maker. Each segment earns revenue and income almost exclusively from the sale of the Company’s products. The Company sells its products into various end markets around the world, with sales by region based upon location of the entity recording the sale. See Note 3 for further detail on the product lines sold by region. All intercompany sales transactions have been eliminated. The accounting policies for each segment are the same as those described in Note 2 above and in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated totals:

	Third Quarter Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2024	2023	2024	2023

	(in millions)
Net sales
Americas	$400.0	$351.0	$1,266.9	$1,041.1
Europe	107.3	120.2	344.7	384.1
APMEA	36.3	33.1	100.2	83.6
Consolidated net sales	$543.6	$504.3	$1,711.8	$1,508.8
Operating income (loss)
Americas	$90.6	$85.7	$284.3	$249.8
Europe	8.7	12.5	40.6	53.2
APMEA	6.7	5.4	18.2	11.9
Subtotal reportable segments	106.0	103.6	343.1	314.9
Corporate(*)	(12.8)	(16.5)	(41.7)	(42.7)
Consolidated operating income	93.2	87.1	301.4	272.2
Interest income	(2.1)	(2.3)	(6.1)	(4.0)
Interest expense	3.6	1.2	11.9	4.4
Other income, net	(0.6)	0.1	(1.4)	(0.4)
Income before income taxes	$92.3	$88.1	$297.0	$272.2
Capital expenditures
Americas	$4.1	$5.4	$15.2	$13.5
Europe	2.0	1.7	7.0	4.8
APMEA	0.3	0.3	1.1	0.7
Consolidated capital expenditures	$6.4	$7.4	$23.3	$19.0
Depreciation and amortization
Americas	$11.2	$7.5	$32.3	$22.0
Europe	2.3	2.4	6.8	7.1
APMEA	0.5	0.6	1.7	1.7
Consolidated depreciation and amortization	$14.0	$10.5	$40.8	$30.8

			September 29,	December 31,
			2024	2023

			(in millions)
Identifiable assets (at end of period)
Americas			$1,674.0	$1,605.7
Europe			584.7	569.1
APMEA			140.4	134.6
Consolidated identifiable assets			$2,399.1	$2,309.4
Property, plant and equipment, net (at end of period)
Americas			$178.9	$174.0
Europe			71.5	69.9
APMEA			4.7	4.3
Consolidated property, plant and equipment, net			$255.1	$248.2

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

The property, plant and equipment, net, in the U.S. of the Company’s Americas segment was $166.4 million and $161.5 million as of September 29, 2024 and December 31, 2023, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2024	2023	2024	2023

	(in millions)
U.S. net sales	$375.3	$328.7	$1,188.4	$976.0

The following includes intersegment sales for Americas, Europe and APMEA:

	Third Quarter Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2024	2023	2024	2023

	(in millions)
Intersegment Sales
Americas	$1.9	$1.4	$6.7	$5.5
Europe	5.9	6.0	18.0	19.9
APMEA	17.3	16.8	63.7	67.4
Intersegment sales	$25.1	$24.2	$88.4	$92.8

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

				Accumulated
	Foreign			Other
	Currency	Pension	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges (1)	Loss

	(in millions)

Balance December 31, 2023	$(147.3)	$0.7	$3.2	$(143.4)
Change in period	(12.9)	—	1.4	(11.5)
Balance March 31, 2024	$(160.2)	$0.7	$4.6	$(154.9)
Change in period	(2.6)	—	(0.2)	(2.8)
Balance June 30, 2024	$(162.8)	$0.7	$4.4	$(157.7)
Change in period	19.4	(0.7)	(3.1)	15.6
Balance September 29, 2024	$(143.4)	$—	$1.3	$(142.1)

Balance December 31, 2022	$(157.0)	$—	$7.1	$(149.9)
Change in period	4.4	—	(1.7)	2.7
Balance March 26, 2023	$(152.6)	$—	$5.4	$(147.2)
Change in period	3.7	—	0.6	4.3
Balance June 25, 2023	$(148.9)	$—	$6.0	$(142.9)
Change in period	(17.3)	—	0.5	(16.8)
Balance September 24, 2023	$(166.2)	$—	$6.5	$(159.7)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 11 for further details.

10. Debt

On July 12, 2024, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company, the lenders and other parties from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement establishes a senior unsecured revolving credit facility of $800 million (the "Revolving Credit Facility"). The maturity date of the Revolving Credit Facility is July 12, 2029, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement provides for a maximum consolidated leverage ratio of 3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions) and the minimum consolidated interest ratio of 3.50 to 1.00.

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of September 29, 2024, the Company had drawn down $215.0 million on this line of credit and had $12.9 million in letters of credit outstanding, which resulted in $572.1 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to the Company’s consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 29, 2024 was 6.26%. The weighted average interest rate on debt outstanding inclusive of the interest rate swaps discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of September 29, 2024 was 4.22%. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. The Credit Agreement contains an expansion option of $400.0 million. As of September 29, 2024, the Company was in compliance with all covenants related to the Credit Agreement.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of September 29, 2024 and December 31, 2023:

	Fair Value Measurement at September 29, 2024 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.7	$2.7	$—	$—
Interest rate swap(2)	$3.7	$—	$3.7	$—
Total assets	$6.4	$2.7	$3.7	$—
Liabilities
Plan liability for deferred compensation(3)	$2.7	$2.7	$—	$—
Interest rate swap(4)	$2.0	$—	$2.0	$—
Total liabilities	$4.7	$2.7	$2.0	$—

	Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.3	$2.3	$—	$—
Interest rate swap(2)	$6.5	$—	$6.5	$—
Total assets	$8.8	$2.3	$6.5	$—
Liabilities
Plan liability for deferred compensation(3)	$2.3	$2.3	$—	$—
Interest rate swap(4)	$2.0	$—	$2.0	$—
Designated foreign currency hedges(5)	$0.2	$—	$0.2	$—
Total liabilities	$4.5	$2.3	$2.2	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)

As of September 29, 2024, $2.6 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $1.1 million classified in other assets (other, net). As of December 31, 2023, $3.5 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $3.0 million classified in other assets (other, net).

(3)Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)

As of September 29, 2024, $1.1 million classified in accrued expenses and other liabilities on the Company’s consolidated balance sheet and $0.9 million classified in other noncurrent liabilities. As of December 31, 2023, $0.2 million classified in accrued expenses and other liabilities on the Company’s consolidated balance sheet and $1.8 million classified in other noncurrent liabilities.

(5)Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

The Company uses financial instruments from time to time to enhance its ability to manage risk, including foreign currency and commodity pricing exposures, which exist as part of its ongoing business operations. The use of derivatives exposes the Company to counterparty credit risk for nonperformance and to market risk related to changes in currency exchange rates and commodity prices. The Company manages its exposure to counterparty credit risk through diversification of counterparties. The Company’s counterparties in derivative transactions are substantial commercial banks with significant experience using such derivative instruments. The impact of market risk on the fair value and cash flows of the Company’s derivative instruments is monitored and the Company restricts the use of derivative financial instruments to hedging activities. The Company does not enter into contracts for trading purposes, nor does the Company enter into any contracts for speculative purposes. The use of derivative instruments is approved by senior management under written guidelines.

Interest Rate Swaps

On July 12, 2024, the Company entered into the Credit Agreement, extending the maturity date of the Revolving Credit Facility from March 30, 2026 to July 12, 2029, and amending the expansion option to $400 million. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum as further detailed in Note 10.

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1 floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps mature on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the third quarter and nine months ended September 29, 2024, net losses of $3.0 million and $2.1 million, respectively, were recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. As of September 29, 2024, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income (loss) until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income (loss) will be reclassified to earnings.

The notional amounts outstanding as of September 29, 2024 for the Canadian dollar to U.S. dollar contracts was $15.7 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 29, 2024 was a liability of less than $0.1 million. As of September 29, 2024, the amount expected to be reclassified into cost of goods sold from other comprehensive income (loss) in the next twelve months is a gain of $0.1 million.

12. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at September 29, 2024 are consistent with those discussed in Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

As of September 29, 2024, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $4.9 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party (“PRP”) for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA both issued comments on the draft FS. The Group provided responses to the Agency comments on December 1, 2023. The deadline for submission of the revised FS report has been deferred with USEPA’s consent until all Agency comments are resolved. Comments and final approval from the USEPA are required to complete the FS process. USEPA has recently identified the second quarter of 2026 as its targeted milestone for completion of the FS and for the Agency’s selection of a remedy.

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

13. Employee Benefit Plans

With the acquisition of Bradley on October 23, 2023, the Company acquired the defined benefit retirement plan (the “Pension Plan”) of Bradley. The Pension Plan was frozen effective September 30, 2011, and the Pension Plan pension benefit obligation (“PBO”) was close to fully funded prior to the acquisition date. The Company terminated the Pension Plan with an effective date of plan termination of December 31, 2023. As a result of the plan termination, and similar to the acquisition opening balance sheet liability, the December 31, 2023 balance sheet liability was calculated on a termination basis by valuing the PBO on a going concern basis using the Pension Plan cash flows and a spot curve as of December 31, 2023 conditions, for assumed lump sum election rates, lump sum cost, and insurer premium.

In September 2024, the Company settled its Pension Plan benefit obligations which included the following actions:

●	Purchased a non-participating annuity contract for $50.0 million from an insurance company for all retirees and participants that chose annuities as a payment option under the Pension Plan and transferred the related Pension Plan assets and benefit obligations to the insurance company. The payment under the contract to the insurance company was considered an irrevocable action and the settlement was binding.
●	Distributed lump sum payments of $14.5 million to participants that chose the lump sum payment option. The lump sum payments paid to participants represented the actuarial equivalent value of the participants’ remaining accrued benefits under the Pension Plan as of the distribution date, calculated in accordance with the terms of the plan and based on the participants’ ages on the distribution date.

The settlement resulted in a reduction to the projected benefit obligation and a corresponding decrease to plan assets. This transfer of the benefit obligation triggered settlement accounting which required immediate recognition of the cumulative actuarial gains of $0.9 million that were previously recorded in accumulated other comprehensive income, which were recognized in selling, general and administrative expenses for the quarter ended September 29, 2024. The associated deferred tax liability of $0.2 million that was previously recorded in accumulated other comprehensive income and recorded within long-term deferred tax liabilities was reversed in the quarter ended September 29, 2024. Pension Plan assets exceeded the benefit obligations at the date of settlement, which resulted in the Company recognizing a surplus asset and a non-cash settlement pre-tax gain of $7.8 million in the third quarter of 2024. The gain was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The surplus asset was recognized in prepaid expenses and other current assets and is expected to be settled in cash in the next twelve months after the requirements to distribute surplus assets are met in 2025.

The components of net periodic benefit cost are as follows:

Nine Months Ended
September 29, 2024
(in millions)
Service cost	$—
Interest costs	1.9
Expected return on assets	(1.9)
Settlement gain	(7.8)
Administrative expenses	—
Net periodic benefit cost	$(7.8)

14. Subsequent Events

On October 28, 2024, the Company declared a quarterly dividend of forty-three cents ($0.43) per share on each outstanding share of Class A common stock and Class B common stock payable on December 13, 2024 to stockholders of record on November 29, 2024.

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

Overview

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and related notes. In this Quarterly Report on Form 10-Q, references to “the Company,” “Watts,” “we,” “us” or “our” refer to Watts Water Technologies, Inc. and its consolidated subsidiaries.

We are a leading supplier of solutions, systems and products that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For 150 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product and solution categories include:

● Residential & commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

● Heating, ventilation and air conditioning (“HVAC”) & gas—includes commercial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation.

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

Over the past several years we have been building our smart and connected products foundation by expanding our internal capabilities and making strategic acquisitions. Our strategy is to deliver superior customer value through smart and connected products and intelligent water solutions. This strategy focuses on three dimensions: Connect, Control and Conserve. We are focused on introducing products that connect our customers with smart systems, manage systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety.

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

Global gross domestic product (“GDP”) remains positive and is generally a leading indicator for our repair and replacement business. New construction indicators are mixed, but are showing signs of weakening, particularly in multi-family housing, office, retail and recreation verticals. Light industrial, including data centers, is growing and institutional verticals remain steady. The European economy continued to show signs of weakening and geo-political risks have heightened. Elevated interest rates may impact new construction. We also continue to experience inflation across our labor and overhead costs. Despite these anticipated challenges and uncertainties, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Financial Overview

Third quarter 2024 sales increased 7.8%, or $39.3 million, on a reported basis, and decreased 4.1%, or $20.4 million, on an organic basis, compared to the third quarter of 2023. The reported sales increase included acquired sales of 11.7%, or $58.8 million, all reported within the Americas segment, as well as net favorable impact of foreign exchange of 0.2%, or $0.9 million, compared to the third quarter of 2023. The 4.1% organic decline was driven by organic decline in the Americas of 2.7% and Europe of 11.5%, partially offset by 8.3% organic growth in APMEA compared to the third quarter of 2023 segment net sales. The organic decline was primarily driven by volume declines in the Americas and Europe, partially offset by favorable price realization and favorable volume in APMEA. Operating income of $93.2 million increased by $6.1 million, or 7.0%, in the third quarter of 2024 as compared to the third quarter of 2023. This increase, primarily driven by acquisitions of 13.7%, or $11.9 million, all reported within the Americas segment, as well as favorable price realization and productivity, more than offset inflation, incremental investments and restructuring charges and lower volume.

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

Recent Developments

On October 1, 2024, we publicly disclosed our intention for local management to begin consultations with the appropriate works council in regard to a project to close the foundry at our manufacturing facility in Hautvillers-Ouville, France and to relocate the facility’s other production activities primarily to our other facilities in France and other locations in Europe. We expect that the works council consultation process will last approximately three months, after which the local management team will present its proposal to our Board of Directors, who will make a determination whether to approve the restructuring plan. If our Board of Directors approves the restructuring plan, the charges expected to be incurred in connection with such plan are anticipated to be material.

On October 28, 2024, we declared a quarterly dividend of forty-three cents ($0.43) per share on each outstanding share of Class A common stock and Class B common stock payable on December 13, 2024 to stockholders of record on November 29, 2024.

On October 27, 2024, Shashank Patel, our Chief Financial Officer, provided notice of his intention to retire from the Company effective as of March 15, 2025. We have initiated a search for our next Chief Financial Officer, which will include both internal and external candidates. Mr. Patel will continue in his role as Chief Financial Officer until a successor is named and will assist with the transition of his responsibilities to his successor.

Results of Operations

Third Quarter ended September 29, 2024 Compared to Third Quarter Ended September 24, 2023

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2024 and 2023 were as follows:

	Third Quarter Ended		Third Quarter Ended			% Change to
	September 29, 2024		September 24, 2023			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$400.0	73.6%	$351.0	69.6%	$49.0	9.7%
Europe	107.3	19.7	120.2	23.8	(12.9)	(2.5)
APMEA	36.3	6.7	33.1	6.6	3.2	0.6
Total	$543.6	100.0%	$504.3	100.0%	$39.3	7.8%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$(9.4)	$(13.8)	$2.8	$(20.4)	(1.9)%	(2.7)%	0.5%	(4.1)%	(2.7)%	(11.5)%	8.3%
Foreign exchange	(0.4)	0.9	0.4	0.9	(0.1)	0.2	0.1	0.2	(0.1)	0.8	1.4
Acquired	58.8	—	—	58.8	11.7	—	—	11.7	16.8	—	—
Total	$49.0	$(12.9)	$3.2	$39.3	9.7%	(2.5)%	0.6%	7.8%	14.0%	(10.7)%	9.7%

Our products are sold primarily to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$(7.2)	$(1.5)	$—	$(0.7)	$(9.4)	(3.4)%	(6.0)%	—%	(0.7)%
Europe	1.5	(15.3)	—	—	(13.8)	2.1	(31.9)	—	—
APMEA	3.4	0.2	—	(0.8)	2.8	15.0	13.3	—	(8.9)
Total	$(2.3)	$(16.6)	$—	$(1.5)	$(20.4)	(0.8)%	(22.3)%	—%	(1.4)%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $49.0 million, or 14.0%, for the third quarter of 2024 compared to the third quarter of 2023. The change in net sales was positively impacted by $58.8 million, or 16.8%, of acquired sales related to the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively. Organic net sales decreased $9.4 million, or 2.7%, primarily in the wholesale channel from decreased sales across our core valve products partially related to safety stock reductions.

Europe net sales decreased $12.9 million, or 10.7%, for the third quarter of 2024 compared to the third quarter of 2023. The change in net sales was positively impacted by $0.9 million, or 0.8%, of foreign currency translation. Organic net sales decreased $13.8 million, or 11.5%, primarily due to lower volumes partially offset by favorable price realization. The decrease was primarily due to volume declines in the OEM channel which was impacted by reduced government energy incentives and the related heat pump destocking, as well as volume declines in wholesale plumbing product sales into France and Benelux, partially offset by an increase in sales of our drains products.

APMEA net sales increased $3.2 million, or 9.7%, for the third quarter of 2024 compared to the third quarter of 2023. The change in net sales was positively impacted by $0.4 million, or 1.4%, of foreign currency translation. Organic net sales increased $2.8 million, or 8.3%, primarily due to growth in China, New Zealand and the Middle East. China’s sales growth was primarily from increased commercial valves within data centers.

The net increase in sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the euro and Chinese yuan, partially offset by appreciation of the U.S. dollar against the Canadian dollar in the third quarter of 2024. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2024 and 2023 were as follows:

	Third Quarter Ended
	September 29, 2024	September 24, 2023

	(dollars in millions)
Gross profit	$257.1	$234.4
Gross margin	47.3%	46.5%

Gross profit and gross margin increased primarily from higher price realization and productivity, partially offset by inflation, lower volume, and the dilutive impact of acquisitions on gross margin. Gross profit includes the impact of the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $12.1 million, or 8.2%, in the third quarter of 2024 compared to the third quarter of 2023. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(1.1)	(0.7)%
Foreign exchange	0.2	0.1
Acquired	13.0	8.8
Total	$12.1	8.2%

The decrease in organic SG&A expenses was primarily due to $3.4 million from productivity initiatives, a net decrease in short-term and long-term compensation accruals of $1.5 million, decreased product liability and insurance costs of $1.1 million and decreased Corporate expenses of $4.0 million including lower acquisition-related costs, mostly offset by an increase in investments of $6.0 million, including in our smart and connected initiatives and other strategic initiatives and general inflation of $3.9 million compared to the third quarter of 2023. The increase in foreign exchange was mainly due to the depreciation of the U.S. dollar against the euro. The acquired SG&A costs related to the Bradley and Josam acquisitions in the Americas segment completed in the fourth quarter of 2023 and first quarter of 2024, respectively. The acquired SG&A costs include $0.9 million of acquisition-related costs and a $7.8 million gain on the settlement of Bradley’s frozen pension plan. Total SG&A expenses, as a percentage of net sales, were 29.2% in the third quarter of 2024 compared to 29.1% in the third quarter of 2023.

Restructuring. In the third quarter of 2024, we recorded a net restructuring charge of $4.9 million, which primarily related to immaterial actions in all regions including severance and other cost reductions. In the third quarter of 2023, we recorded a net restructuring charge of $0.4 million, which primarily related to an immaterial program approved in the Americas involving a planned facility exit and the related severance and other costs incurred.

Operating Income. Operating income (loss) by segment for the third quarters of 2024 and 2023 was as follows:

				% Change to
	Third Quarter Ended			Consolidated
	September 29,	September 24,		Operating
	2024	2023	Change	Income

	(dollars in millions)
Americas	$90.6	$85.7	$4.9	5.6%
Europe	8.7	12.5	(3.8)	(4.4)
APMEA	6.7	5.4	1.3	1.5
Corporate	(12.8)	(16.5)	3.7	4.3
Total	$93.2	$87.1	$6.1	7.0%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change As a % of					Change As a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(dollars in millions)
Organic	$(5.1)	$(1.2)	$1.2	$3.7	$(1.4)	(5.9)%	(1.4)%	1.4%	4.3%	(1.6)%	(6.0)%	(9.6)%	22.2%	(22.4)%
Foreign exchange	—	—	0.1	—	0.1	—	—	0.1	—	0.1	—	—	1.9	—
Acquired	11.9	—	—	—	11.9	13.7	—	—	—	13.7	13.9	—	—	—
Restructuring, impairment charges	(1.9)	(2.6)	—	—	(4.5)	(2.2)	(3.0)	—	—	(5.2)	(2.2)	(20.8)	—	—
Total	$4.9	$(3.8)	$1.3	$3.7	$6.1	5.6%	(4.4)%	1.5%	4.3%	7.0%	5.7%	(30.4)%	24.1%	(22.4)%

Operating income increased $6.1 million, or 7.0%, for the third quarter of 2024 compared to the third quarter of 2023. Operating income was positively impacted by $11.9 million, or 13.7%, from acquisitions as well as $0.1 million, or 0.1% of foreign currency translation. The decrease in organic operating income of $1.4 million, or 1.6%, was primarily due to inflation, incremental investments and lower volume, partially offset by higher price realization and productivity and lower organic SG&A expenses.

Interest Income. Interest income in the third quarter of 2024 decreased $0.2 million compared to the third quarter of 2023, primarily due to lower cash and cash equivalents balances.

Interest Expense. Interest expense in the third quarter of 2024 increased $2.4 million compared to the third quarter of 2023, primarily due to a higher principal balance of debt outstanding due to the acquisition of Bradley during the fourth quarter of 2023 and an increase in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Other (Income) Expense, Net. Other (income) expense, net, was an income balance of $0.6 million in the third quarter of 2024 primarily due to an immaterial investment gain partially offset by unfavorable foreign currency translation, compared to an expense balance of $0.1 million in the third quarter of 2023.

Income Taxes. Our effective income tax rate decreased slightly to 25.1% in the third quarter of 2024, from 25.3% in the third quarter of 2023. The Organization for Economic Co-operation and Development (“OECD”) has a framework for a 15% global minimum tax, commonly referred to as “Pillar Two” and certain aspects became effective January 1, 2024. We have assessed the 2024 forecasted annual impact of Pillar Two and it is not expected to be material to our consolidated financial statements.

Net Income. Net income was $69.1 million, or $2.06 per common share on a diluted basis, for the third quarter of 2024, compared to $65.8 million, or $1.96 per common share on a diluted basis, for the third quarter of 2023. Results for the third quarter of 2024 included an after-tax benefit of $5.8 million, or $0.17 per common share, for a gain on the settlement of the Bradley pension plan and $0.9 million, or $0.03 per common share, for other investment gains, partially offset by after-tax charges of $3.8 million, or $0.11 per common share, for restructuring and $1.9 million, or $0.06 per common share, for acquisition-related costs. Results for the third quarter of 2023 included after-tax charges of $2.3 million, or $0.07 per common share, for acquisition-related costs and $0.3 million, or $0.01 per common share, for restructuring.

Nine Months Ended September 29, 2024 Compared to Nine Months Ended September 24, 2023

Net Sales. Our net sales in each of the three geographic segments for the first nine months of 2024 and 2023 were as follows:

	Nine Months Ended		Nine Months Ended			% Change to
	September 29, 2024		September 24, 2023			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,266.9	74.0%	$1,041.1	69.0%	$225.8	15.0%
Europe	344.7	20.1	384.1	25.5	(39.4)	(2.6)
APMEA	100.2	5.9	83.6	5.5	16.6	1.1
Total	$1,711.8	100.0%	$1,508.8	100.0%	$203.0	13.5%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$42.9	$(40.7)	$9.6	$11.8	2.8%	(2.7)%	0.7%	0.8%	4.1%	(10.6)%	11.5%
Foreign exchange	(0.8)	1.3	(1.1)	(0.6)	—	0.1	(0.1)	—	—	0.3	(1.3)
Acquired	183.7	—	8.1	191.8	12.2	—	0.5	12.7	17.6	—	9.7
Total	$225.8	$(39.4)	$16.6	$203.0	15.0%	(2.6)%	1.1%	13.5%	21.7%	(10.3)%	19.9%

The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$23.8	$2.1	$1.1	$15.9	$42.9	3.8%	2.8%	1.8%	5.6%
Europe	(0.1)	(40.4)	(0.2)	—	(40.7)	—	(27.4)	(10.5)	—
APMEA	9.4	0.2	—	—	9.6	15.2	4.0	—	—
Total	$33.1	$(38.1)	$0.9	$15.9	$11.8	3.6%	(16.8)%	1.5%	5.3%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $225.8 million, or 21.7%, for the first nine months of 2024 compared to the first nine months of 2023. The change in net sales was positively impacted by $183.7 million, or 17.6%, of acquired sales related to the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively. Organic net sales increased $42.9 million, or 4.1%, primarily due to increased volume, partially from the benefit of additional shipping days in the first nine months of 2024 compared to the first nine months of 2023, and favorable price realization. The additional shipping days increased net sales by low single-digits. The organic net sales growth was primarily in the wholesale channel from increased sales across our core valve products and in the specialty channel from increased sales of our heating and hot water products.

Europe net sales decreased $39.4 million, or 10.3%, for the first nine months of 2024 compared to the first nine months of 2023. The change in net sales was positively impacted by $1.3 million, or 0.3%, of foreign currency translation. Organic net sales decreased $40.7 million, or 10.6%, primarily due to lower volumes despite the benefit of additional shipping days and favorable price realization. The additional shipping days increased net sales by low single-digits. The decrease was primarily due to volume declines in the OEM channel which was impacted by reduced government energy incentives in and the related heat pump destocking, as well as volume declines in wholesale plumbing product sales into France and Benelux, partially offset by an increase in sales of our drains products.

APMEA net sales increased $16.6 million, or 19.9%, for the first nine months of 2024 compared to the first nine months of 2023. The change in net sales was negatively impacted by $1.1 million, or 1.3%, of foreign currency translation, which was more than offset by $8.1 million, or 9.7%, of acquired sales related to the Enware acquisition completed in the second quarter of 2023. Organic net sales increased $9.6 million, or 11.5%, primarily due to volume growth from the benefit of additional shipping days in the first nine months of 2024 compared to the first nine months of 2023. The additional shipping days increased net sales by low-single-digits. The organic growth was primarily due to growth in all major countries in the segment.

The net decrease in sales due to foreign exchange was mostly due to the unfavorable impact of the appreciation of the U.S. dollar against the Chinese yuan and Canadian dollar, partially offset by the favorable impact of the depreciation of the U.S. dollar against the euro in the first nine months of 2024.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2024 and 2023 were as follows:

	Nine Months Ended
	September 29, 2024	September 24, 2023

	(dollars in millions)
Gross profit	$809.4	$705.3
Gross margin	47.3%	46.7%

Gross profit and gross margin increased primarily from higher price realization and productivity, partially offset by inflation, lower volume despite the additional shipping days, the dilutive impact of acquisitions on gross margin and the amortization of the fair value step-up adjustments for inventory purchased as part of the Bradley and Josam acquisitions. Gross profit includes the impact of the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased $70.2 million, or 16.3%, in the first nine months of 2024 compared to the first nine months of 2023. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$8.6	2.0%
Foreign exchange	(0.2)	—
Acquired	61.8	14.3
Total	$70.2	16.3%

The increase in organic SG&A expenses was primarily due to an increase in investments of $18.0 million, including in our smart and connected initiatives and other strategic initiatives, general inflation of $12.0 million and increased variable costs due to higher sales of $3.4 million. These increases were partially offset by $7.2 million from productivity initiatives, a net decrease in short-term and long-term compensation accruals of $5.9 million, $4.4 million gain on the sale of buildings, decreased acquisition-related expenses of $3.0 million, lower professional fees of $2.4 million and $1.5 million of restructuring savings compared to the first nine months of 2023. The decrease in foreign exchange was mainly due to the appreciation of the U.S. dollar against the Chinese yuan. The acquired SG&A costs related to the Bradley and Josam acquisitions in the Americas segment completed in the fourth quarter of 2023 and first quarter of 2024, respectively, as well as the Enware acquisition in the APMEA segment completed in the second quarter of 2023. The acquired SG&A costs include $4.1 million of acquisition-related costs and a $7.8 million gain on the settlement of Bradley’s frozen pension plan. Total SG&A expenses, as a percentage of sales, were 29.3% in the first nine months of 2024 compared to 28.6% in the first nine months of 2023.

Restructuring. In the first nine months of 2024, we recorded a net restructuring charge of $6.4 million, which primarily related to immaterial actions in all regions including severance, exit costs and other cost reductions. In the first nine months of 2023, we recorded a net restructuring charge of $1.7 million, which primarily related to immaterial actions in all regions related to severance and other cost reductions.

Operating Income. Operating income (loss) by segment for the first nine months of 2024 and 2023 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 29,	September 24,		Operating
	2024	2023	Change	Income

	(Dollars in millions)
Americas	$284.3	$249.8	$34.5	12.7%
Europe	40.6	53.2	(12.6)	(4.6)
APMEA	18.2	11.9	6.3	2.3
Corporate	(41.7)	(42.7)	1.0	0.3
Total	$301.4	$272.2	$29.2	10.7%

The increase (decrease) in operating income (loss) was attributable to the following:

						Change as a % of					Change as a % of
						Consolidated Operating Income					Segment Operating Income

	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate	Total	Americas	Europe	APMEA	Corporate

	(Dollars in millions)
Organic	$20.3	$(10.2)	$4.8	$1.0	$15.9	7.5%	(3.7)%	1.8%	0.3%	5.9%	8.1%	(19.2)%	40.3%	2.3%
Foreign exchange	(0.4)	0.1	0.2	—	(0.1)	(0.2)	—	—	—	(0.2)	(0.2)	0.2	1.7	—
Acquired	17.4	—	0.7	—	18.1	6.4	—	0.3	—	6.7	7.0	—	5.9	—
Restructuring, impairment charges	(2.8)	(2.5)	0.6	—	(4.7)	(1.0)	(0.9)	0.2	—	(1.7)	(1.1)	(4.7)	5.0	—
Total	$34.5	$(12.6)	$6.3	$1.0	$29.2	12.7%	(4.6)%	2.3%	0.3%	10.7%	13.8%	(23.7)%	52.9%	2.3%

Operating income increased $29.2 million, or 10.7%, for the first nine months of 2024 compared to the first nine months of 2023. Operating income was positively impacted by $18.1 million, or 6.7%, from acquisitions and negatively impacted by $0.1 million, or 0.2%, of foreign currency translation. The increase in organic operating income of $15.9 million, or 5.9%, was primarily due to higher price realization and productivity, partially offset by inflation, incremental investments and lower volume.

Interest Income. Interest income in the first nine months of 2024 increased $2.1 million compared to the first nine months of 2023, primarily due to higher interest rates earned on our cash and cash equivalents.

Interest Expense. Interest expense in the first nine months of 2024 increased $7.5 million compared to the first nine months of 2023, primarily due to a higher principal balance of debt outstanding due to the acquisition of Bradley during the fourth quarter of 2023 and an increase in interest rates. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

Other Income, Net. Other income, net, in the first nine months of 2024 increased $1.0 million compared to the first nine months of 2023, primarily due to an immaterial investment gain partially offset by unfavorable foreign currency translation.

Income Taxes. Our effective income tax rate increased to 24.7% in the first nine months of 2024, from 24.2% in the first nine months of 2023, primarily due to 2023 including a reduction of foreign tax liabilities associated with the repatriation of funds and a higher tax benefit from the vesting of stock compensation awards. These impacts were slightly offset by a change in the geographical mix of income in 2024 compared to 2023.

Net Income. Net income was $223.6 million, or $6.67 per common share on a diluted basis, for the first nine months of 2024, compared to $206.4 million, or $6.15 per common share on a diluted basis, for the first nine months of 2023. Results for the first nine months of 2024 included after-tax charges of $9.9 million, or $0.30 per common share, for acquisition-related costs and $4.9 million, or $0.14 per common share, for restructuring, partially offset by an after-tax benefit of $5.8 million, or $0.17 per common share, for a gain on the settlement of the Bradley pension plan, $3.3 million, or $0.10 per common share, for gain on sale of assets and $0.9 million, or $0.03 per common share, for other investment gains. Results for the first nine months of 2023 include after-tax charges of $3.6 million, or $0.11 per common share, for acquisition-related costs and $1.2 million, or $0.04 per common share, for restructuring.

Liquidity and Capital Resources

We generated $221.6 million of net cash provided by operating activities in the first nine months of 2024 compared to $200.9 million of net cash provided by operating activities in the first nine months of 2023. The increase in net cash provided by operating activities was primarily related to higher net income including contributions from our acquisitions.

We used $112.7 million of net cash for investing activities in the first nine months of 2024 compared to $31.1 million used in the first nine months of 2023. We used $96.3 million in cash for business acquisitions in our Americas segment in the first nine months of 2024 compared to $12.1 million for the immaterial acquisition in our APMEA segment in the first nine months of 2023, and $1.6 million less cash for net capital expenditures in the first nine months of 2024 compared to the first nine months of 2023. For the remainder of 2024, we expect to invest approximately $12 million in capital expenditures as part of our ongoing commitment to improve our operating capabilities.

We used $156.2 million of net cash for financing activities during the first nine months of 2024 primarily due to long-term debt repayments of $85.0 million, dividend payments of $41.1 million, tax withholding payments on vested stock awards of $12.8 million and payments of $13.0 million to repurchase approximately 66,000 shares of Class A common stock. In the first nine months of 2023, we used $113.8 million of net cash for financing activities primarily due to long-term debt repayments on our line of credit totaling $80.0 million (offset by proceeds from drawdowns of $30.0 million), tax withholding payments on vested stock awards of $15.8 million, dividend payments of $34.4 million and payments of $11.7 million to repurchase approximately 69,000 shares of Class A common stock.

On July 12, 2024, we entered into the Third Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company, the lenders and other parties from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement amends and restates the prior Second Amended and Restated Credit Agreement, dated as of March 30, 2021 (as amended by that certain Amendment No. 1 date August 2, 2022 and Amendment No. 2 dated December 12, 2023, the “Prior Credit Agreement”), that establishes our senior unsecured revolving credit facility of $800 million (the “Revolving Credit Facility”). The Credit Agreement also contains an expansion option of $400.0 million. Pursuant to the Credit Agreement, the maturity date of the Revolving Credit Facility is July 12, 2029, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement provides for a maximum consolidated leverage ratio of 3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions) and the minimum consolidated interest ratio of 3.50 to 1.00.

The Revolving Credit Facility also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of September 29, 2024, we had drawn down $215.0 million on this line of credit and had $12.9 million in letters of credit outstanding, which resulted in $572.1 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period, in each case, determined by reference to our consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 29, 2024 was 6.26%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 11 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of September 29, 2024 was 4.22%. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. As of September 29, 2024, we were in compliance with all covenants related to the Credit Agreement.

As of September 29, 2024, we held $303.9 million in cash and cash equivalents. Of this amount, $164.0 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility.

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

A reconciliation of net cash provided by operating activities to free cash flow and a calculation of our cash conversion rate is provided below:

	Nine Months Ended
	September 29,	September 24,
	2024	2023

	(in millions)
Net cash provided by operating activities	$221.6	$200.9
Less: additions to property, plant, and equipment	(23.3)	(19.0)
Plus: proceeds from the sale of property, plant, and equipment	5.9	—
Free cash flow	$204.2	$181.9
Net income —as reported	$223.6	$206.4
Cash conversion rate of free cash flow to net income	91.3%	88.1%

Free cash flow improved in the first nine months of 2024 when compared to the first nine months of 2023 primarily driven by higher net income including contributions from our acquisitions.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at September 29, 2024 was (5.8%) compared to (3.5%) at December 31, 2023. The change was driven by a decrease in net debt balance primarily due to decreased long-term debt and an increase in stockholders’ equity at September 29, 2024 compared to December 31, 2023 due to higher net income. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 29,	December 31,
	2024	2023

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	211.8	298.3
Less: cash and cash equivalents	(303.9)	(350.1)
Net debt	$(92.1)	$(51.8)

A reconciliation of capitalization is provided below:

	September 29,	December 31,
	2024	2023

	(in millions)
Net debt	$(92.1)	$(51.8)
Total stockholders’ equity	1,689.1	1,513.3
Capitalization	$1,597.0	$1,461.5
Net debt to capitalization ratio	(5.8)%	(3.5)%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income (loss) until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 29, 2024 was a liability of less than $0.1 million.

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

There was no change in our internal control over financial reporting that occurred during the third quarter ended September 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Bradley operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2023, we are party to certain litigation. There have been no material developments with respect to such legal proceedings during the quarter ended September 29, 2024, other than as described in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

The following table includes information with respect to shares of our Class A common stock withheld to satisfy withholding tax obligations during the third quarter ended September 29, 2024.

	Issuer Purchases of Equity Securities
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of		Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average	Purchased as Part of	Units) that May Yet Be
	Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
July 1, 2024 – July 28, 2024	—	$—	—	—
July 29, 2024 – August 25, 2024	35	$199.44	—	—
August 26, 2024 – September 29, 2024	52	$193.48	—	—
Total	87	$195.88	—	—

The following table includes information with respect to repurchases of our Class A common stock during the third quarter ended September 29, 2024 under our stock repurchase programs.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
July 1, 2024 – July 28, 2024	6,315	$188.55	6,315	$152,713,659
July 29, 2024 – August 25, 2024	11,912	$186.16	11,912	$150,469,087
August 26, 2024 – September 29, 2024	7,658	$196.10	7,658	$148,994,319
Total	25,885	$189.69	25,885
(1)	On February 6, 2019, we announced that our Board of Directors had approved a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. This repurchase program was completed in September 2024 after the Company expended the remainder of the $150 million authorized under the repurchase program. On July 31, 2023, the Board of Directors authorized an additional stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions, which also has no expiration date. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 5.Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the third quarter ended September 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

**  Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 29, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Third Quarters and Nine Months ended September 29, 2024 and September 24, 2023, (iii) Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months ended September 29, 2024 and September 24, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months ended September 29, 2024 and September 24, 2023, (v) Consolidated Statements of Cash Flows for the Nine Months ended September 29, 2024 and September 24, 2023, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: October 31, 2024	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer, President and Chairperson of the Board (principal executive officer)

Date: October 31, 2024	By:	/s/ Shashank Patel
Shashank Patel Chief Financial Officer (principal financial officer)

Date: October 31, 2024	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)