Form 10-K
period 2024-12-31
WATTS WATER TECHNOLOGIES INC
filed 2025-02-18
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,986,904,115 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2025
Class A common stock, $0.10 par value per share	27,361,801 shares
Class B common stock, $0.10 par value per share	5,953,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders expected to be held on May 21, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases, you can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” and “would” or similar words. The forward-looking statements contained in this report include statements regarding our products and product development, our strategy and transformational initiatives, our anticipated financial performance and financial condition, the strength of our supply chain, acquisitions or divestitures, impacts from changes in regulation and law including tariffs, industry trends, dividend payments, and expectations regarding legal and regulatory matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—“Risk Factors.” You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The Internet of Things (“IoT”) has allowed companies to transform components and products into smart and connected solutions. We are committed to enhancing our smart and connected capabilities by expanding our internal competencies and making strategic acquisitions. We continue to invest in these capabilities by expanding our architecture development, enhancing digital tools used by our customers, including Watts’ website, and investing in new smart and connected product development projects. Our strategy focuses on three dimensions: Connect, Control and Conserve. In 2024, 25% of our revenue was from smart and connected enabled products. We have introduced and plan to continue offering new products that will connect our customers with smart systems, control systems for optimal performance, and conserve critical resources by increasing operability, efficiency and safety. In 2024, we launched Nexa, the intelligent water management solution, which integrates sensing hardware, smart and connected equipment and software to provide a powerful offering for customers in the commercial building space and users of a building’s water system. This new solution provides insight into water systems and unlocks significant value in onsite operations and water risk management, while supporting customers’ sustainability targets.

We continue to focus on sustainability by taking steps to reduce the negative impact our operations have on the environment while generating economic value, and we manufacture and sell solutions, products and technologies that enable our customers to reduce their negative impact to the environment. As a leading global water technology company, we address some of the world’s most important sustainability priorities: the conservation, control and safe use of water. In 2024, we completed a project to conduct Life Cycle Assessments (LCAs) for all of our products produced in our largest production plant and foundry located in Franklin, New Hampshire, representing many of our largest and most impactful product lines. This project also allowed us to generate 30 Environmental Product Declarations (EPDs) for our top selling products, and we plan to generate EPDs for all Backflow, ACV, Regulators, Relief Valves and Mixing valves in 2025. Globally, we completed our first plant-level LCA for our plant in Vildbjerg, Denmark, which covers all stainless steel products produced at the location, and, in 2025 we plan to generate EPDs for stainless steel products produced at this location. Our strategy is anchored by a commitment to connect our customers to smart systems, control those systems for optimal performance, and conserve critical water and other resources by increasing operability, efficiency, and safety. In 2024, we broadened the offerings of our enabled backflow preventor product line with smart and connected capability options that provide flood and freeze detection, helping avoid water waste and mitigate damage. Operationally, we have reduced our global water consumption and greenhouse gas emissions, improved our safety performance, continued to foster an engaging work environment, and maintained robust ethics and compliance programs so that we do business with integrity and in accordance with high ethical standards.

We intend to generate incremental growth by targeting select acquisitions both in our core markets and in new complementary markets. We have completed 14 acquisitions since 2015. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings. In the last two years, we completed four strategic and complementary acquisitions that expanded our addressable market and are intended to enable value creation through greater scale and growth opportunities.

We are committed to reducing our manufacturing and operating costs using Lean methodologies to drive improvement across all key processes. We have a number of manufacturing facilities in lower-cost regions, including a contract manufacturing facility in Mexico and manufacturing facilities in China, Bulgaria and Tunisia. In recent years, we have announced global restructuring plans which reduced our manufacturing and distribution footprint in order to reduce our costs and to realize incremental operating efficiencies.

Additionally, a majority of our manufacturing facilities are ISO 9001 certified by an accredited third party certification body to the ISO standards.

The majority of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in the Americas, Europe and certain countries within APMEA. We have consistently advocated for the development and enforcement of plumbing codes and are committed to providing products to meet these standards.

Products and Solutions

We have a broad range of products and solutions in terms of design distinction, size and configuration. We classify our many products and solutions into four global categories. These categories are:

●	Residential & commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage. Residential & commercial flow control and protection products accounted for approximately 60%, 56% and 52% of our total net sales in 2024, 2023 and 2022, respectively.

●	Heating, ventilation and air conditioning (“HVAC”) & gas—includes commercial high-efficiency boilers, water heaters and custom heat and hot water solutions, hydronic and electric heating systems for under-floor radiant applications, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC & gas products and solutions accounted for approximately 24%, 29% and 31% of our total net sales in 2024, 2023 and 2022, respectively.

●	Drainage & water re-use—includes drainage products and engineered rain water harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems. Drainage & water re-use products and solutions accounted for approximately 11%, 10% and 10% of our total net sales in 2024, 2023 and 2022, respectively.

●	Water quality—includes point-of-use and point-of-entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications. Water quality products and solutions accounted for approximately 5%, 5% and 7% of our total net sales in 2024, 2023 and 2022, respectively.

Commercial and Operational Excellence

We strive to invest in product innovation that meets the wants and needs of our customers. Our focus is on differentiated products and solutions that will provide greater opportunity to distinguish ourselves in the marketplace. Our goal is to be a solutions provider, not merely a components supplier. We refer to this customer-facing mindset as commercial excellence, and we are continually looking for strategic opportunities to invest or divest, where necessary, in order to meet those objectives. In conjunction with this customer-centric focus, we continually review our operations to ensure we can efficiently and effectively produce and deliver products to customers. We are also striving to simplify our administrative operations to drive further efficiencies. We call this aspect of our business operational excellence. In 2024, we embarked on a multi-year SAP Enterprise Resource Planning (“ERP”) system implementation for our Americas and APMEA regions to consolidate our business systems, drive productivity and support our smart and connected strategy. The new ERP is designed to enable commercial and operational excellence by empowering our resources through a modern, standardized and connected experience.

Customers and Markets

We sell our products and solutions to plumbing, heating and mechanical wholesale distributors and dealers, original equipment manufacturers (“OEMs”), specialty product distributors, and major do-it-yourself (“DIY”) and retail chains.

Wholesalers. Approximately 66%, 62% and 60% of our net sales in 2024, 2023 and 2022, respectively, were to wholesale distributors for commercial and residential applications.

OEMs. Approximately 11%, 15% and 15% of our net sales in 2024, 2023 and 2022, respectively, were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in APMEA are primarily to water heater, air conditioning, and appliance manufacturers.

Specialty. Approximately 19%, 19% and 21% of our net sales in 2024, 2023 and 2022, respectively, were through our specialty channel. The specialty channel primarily includes sales related to high-efficiency boilers and water heaters, water filtration and conditioning products and solutions, specialty floor and tile products, food service products and leak detection products.

DIY Chains. Approximately 4% of our net sales in each of 2024, 2023 and 2022 were to DIY chains. The DIY channel primarily includes sales related to valves and a portion of our water quality products.

In 2024, 2023 and 2022, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for $512.0 million, or 22.7%, of our total net sales in 2024; $440.4 million, or 21.4%, of our total net sales in 2023; and $431.7 million, or 21.8%, of our total net sales in 2022. Thousands of other customers constituted the balance of our net sales in each of those years.

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

Manufacturing

We have integrated and automated manufacturing capabilities, including a state-of-the-art foundry dedicated exclusively to the production of products that qualify as “lead-free” under the U.S. Safe Drinking Water Act; and machining capabilities, plastic extrusion, and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics, robotic assembly capability, laser-cutting technology, and automatic screw machines for machining bronze, brass and steel components. Our heating and hot water product manufacturing capabilities include all phases of light and heavy gauge metal fabrication, incorporating the latest technology for welding and brazing, as well as laser cutting; automated and robotic applications; and metal finishing, which includes chemical passivation of stainless steel. We have invested in recent years to expand our manufacturing capabilities and to adopt the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. In 2024, we continued to invest in our systems, our manufacturing facilities and our commercial and operational excellence initiatives.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2024	2023	2022

	(in millions)
Capital expenditures	$35.3	$29.7	$28.1
Depreciation	$34.6	$30.1	$27.6

Purchased Raw Materials and Components

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel, and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The commodity markets have experienced tremendous volatility over the past several years, particularly with respect to copper and stainless steel, and we have experienced high inflationary pressures in these markets. Tariffs impact the total cost of our products and the components and raw materials that go into manufacturing them. The new, substantial tariff increases on imports to the United States from Canada and Mexico (in addition to China) announced on February 1, 2025, should they be implemented and sustained for an extended period of time, could adversely impact the gross margin we earn on our products. Because we internationally source a significant amount of raw materials and components, several months of raw materials and work in process are moving through our supply chain at any point in time. We are not able to predict whether component costs or commodity costs, including copper and stainless steel, will significantly increase or decrease in the future. If component costs or commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If component costs or commodity costs were to decline, we may experience pressure from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

With limited exceptions, we have multiple suppliers for our components and raw materials. We believe our relationships with our key suppliers are strong and an interruption in supply from any one supplier would not materially affect our ability to meet our immediate demands while another supplier is qualified. We regularly review our suppliers to evaluate their capabilities. If a supplier is unable to meet our demands, we believe that in most cases our inventory of components and raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from an alternate source. We believe that the nature of the components and raw materials used in our business are such that multiple sources are generally available in the market. However, our current and alternative suppliers are largely concentrated in China. The occurrence of natural disasters, public health crises such as pandemics or epidemics, political crises such as war, terrorism or political instability, or other events that result in widespread business or supply chain disruptions in China or the imposition of tariffs that make it more costly or cost prohibitive to source raw materials from China could have a material adverse effect on our ability to obtain necessary components and raw materials, and our business and operating results could suffer. Alternative sources for raw materials may not be timely available or available at reasonable cost.

Refer to Item 1A. “Risk Factors” for risks related to the impact of supply chain and logistic disruptions and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure.

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

We consistently advocate for the development and enforcement of plumbing codes and standards. Our product-testing capabilities and quality control processes are core competencies. Our manufacturing operations consistently maintain stringent quality control and testing procedures, thus ensuring products remain in continuous compliance with all requirements. Investment in product-testing capability and in plant and equipment also ensures ongoing continuous product compliance. Additionally, a majority of our manufacturing facilities are ISO 9001 certified by an accredited third party certification body.

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

New Product Development and Engineering

We retain our own product development staff, design teams, and testing laboratories in the Americas, Europe and APMEA that work to enhance our existing products and develop new products and solutions with a focus on sustainable, customer-centric technological innovation and smart and connected solutions. We maintain sophisticated product development and testing laboratories and continue to invest in our smart and connected product pipeline. We employ a global new-product development process that is used to prioritize, guide, and support new projects. Over the years, we have continued to bring innovation to our markets, with smart and connected advancement in our backflow product line to provide sensors for flood and freeze detection, notification, and tampering security, providing potential to avoid water loss and mitigate damage from undetected floods. Leak detection has also become an important product group helping avoid costly water-based damage and loss, providing the ability to shut off water supply remotely at the first detection of a leak with our Leak Defense system. We continue to invest in leak detection and have solutions that service both the residential market and commercial properties and multifamily units, together making water safer and cutting off water loss. We launched an advanced technology strainer used in commercial and residential plumbing systems that allows for communication to a cellphone or BMS when the flow rate is reduced due to debris or blockages, improving process efficiency and is able to reduce total cost of maintenance for customers. We also launched three new AERCO boilers this year, with two being electric. The Benchmark E, a powerful, low-emissions electric boiler, which is capable of providing superior reliability and increased energy savings, and the Sequoia, an electric high voltage immersed electric boiler ideal for large commercial and industrial applications in need of space heating or hot water processing, including universities, manufacturing plants, hospitals, EV/car companies and chemical plants. In addition, we launched the AERCO CFR, the world’s first stainless steel condensing boiler which can be installed on Category 1 vents (for non-condensing venting for boilers).

In 2024, we launched 25 new smart and connected product offerings, adding to our portfolio and expansion of our smart and connected strategy. We will continue to focus on and invest in our global new product development program to leverage new technologies, inhouse expertise and our electronics capabilities to expand our smart and connected strategy.

Competition

The domestic and international markets for energy efficient products, water conservation devices, and products that address the safety and regulation for the flow of fluids, are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. Due to the breadth of our product offerings, the number and identities of our competitors vary by product line and market. We consider quality, brand preference, delivery times, engineering specifications, plumbing code requirements, price, technological expertise, breadth of product offerings, products that help customers’ sustainability efforts, and smart and connected products and solutions to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the water industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to expand our market position and are implementing manufacturing and design programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks we consider to be of importance, we do not believe that any one of our patents or trademarks or patent or trademark protection generally are material to our business.

Human Capital Management

We believe our employees are our greatest asset, and we aim to provide a safe, engaging and high-performance culture where our employees can thrive. As of December 31, 2024, we had approximately 4,800 employees globally, including 2,500 in the Americas, 1,900 in Europe and 400 in APMEA. At Watts, we strive to attract, develop, retain and engage high performing talent and we reward employee performance. By developing and promoting our talented people, we are creating value for our customers and shareholders. As the economy and our business grow, so does the need for highly qualified talent; hence we are always competing for the best people in an environment of increasingly challenged supply. To that end, we have developed, and continue to enhance and refine, a robust and comprehensive talent management strategy which spans from talent attraction to performance management, career development and retention of our top talent, to succession planning across our organization. We continually strive to cultivate and support a highly engaged and productive workforce with employees from all backgrounds.

Talent Acquisition

●	Recruitment efforts follow a defined Talent Acquisition process to attract and hire top talent.
●	We provide a robust college internship program to identify and cultivate an early-in-career pipeline of talent.
●	We are actively engaging with colleges and universities and professional organizations to help attract and recruit the best talent.
●	We engage with external professional recruiting firms to supplement our internal recruiting efforts as needed.
●	We employ varying sourcing strategies and technology platforms to increase our outreach to candidate pools of all different backgrounds.
●	We have a global employee referral bonus program to attract qualified candidates and reward employees.

Professional Development

●	Team Building. In 2024, we continued our global roll-out of a training program that is designed to build leadership skills, including team building behaviors. This training included, where permitted by law, three modules focused on making better decisions, creating teams where people feel valued and empowering people to contribute ideas.
●	Watts Training & Development Offerings Catalog. We partner with external vendors to offer leadership and professional development opportunities such as coaching for improved performance, time management and new manager skills.
●	Performance Management Training. We offer a targeted training series addressing the components of performance management to help all employees accomplish their individual goals and strategic objectives of the organization. Specific modules have been developed for all employees on goal setting, performance conversations, assessing performance, and career development.
●	LinkedIn Learning Curriculum. We provide a comprehensive suite of online LinkedIn Learning courses to supplement live, instructor-led training. Learning collections on relevant topics are provided which employees can access on-demand.
●	Coaching. We provide global coaching opportunities through external partnerships targeted to the individual’s coaching and development needs.

Engagement and Performance Management

●	Senior Leader Communication and Transparency. We actively seek opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population. For example, the Quarterly Connect Meetings and the quarterly CEO videos that follow the release of our quarterly earnings are accessible to thousands of employees across the Company.
●	Employee Engagement Surveys. We conduct confidential company-wide employee engagement surveys. Feedback from these surveys provides our management team with valuable information about our workplace culture. Survey results are also reviewed with our Board and used to develop and refine other aspects of our talent strategies. In 2024, 80% of our Americas employee population participated in a pulse survey to gain feedback on a core set of engagement items and performance drivers aligned to our business priorities.

●	Employee Engagement - Recognition. We continue to strive for success in being an employer of choice which is a testament to our commitment to fostering a positive and engaging workplace culture. In 2024, Watts was recognized, by our employees, as a best-in-class place for employment in two regions. 80% of our employees in our North Andover, MA, US, Headquarters participated in the Massachusetts Top Places to Work survey, resulting in being named by the Boston Globe as one of the Top Places to Work in Massachusetts. Top Places to Work measures employee opinions about their company’s direction, execution, connection, work, pay, benefits and engagement. Our Watts China location was certified as a Great Place to Work, with 88% of employees participating in the Great Place to Work Trust Index survey which gathers insight on workplace environment factors and various management behaviors related to trust from the employees’ perspective.
●	Performance Management Framework. We maintain a robust annual performance management process across the organization. Together with their managers, employees start the process by setting goals; year-end activities begin with employee self-assessments and conclude with a conversation led by the manager on goal accomplishment and defined cultural behaviors.
●	Safety. Employee safety is one of our highest priorities and we strive for zero hazards and zero injuries by educating and training employees on safety best practices through awareness campaigns and related engagement initiatives.

Access & Culture

An integral part of our mission to build a high performance, value-driven culture is creating a culture that welcomes employees of all identities, backgrounds and cultures. Our path to innovation starts and ends with our employees, who are fundamental to the vibrancy and success of Watts. Everything we accomplish depends on creating an environment that is engaging and supportive and enables employees to perform to their potential.

Watts’s mission is to cultivate and sustain a workplace that integrates this culture in everything we do to fuel innovation, empower our people to reach their full potential and foster stronger connections with our partners. To support this mission, we have incorporated this culture into the Watts strategic pillars, cultural behaviors, global performance management and talent review frameworks, as well as the Global Leadership Team’s goals.

We also established a regular cadence for pay equity review and added benefits including additional paid parental leave and family planning in the U.S. and mental health resources globally through our Employee Assistance Program.

In addition, we monitor employee perception on our culture through employee feedback, and we create awareness with our employees through the company intranet, in employee meetings, and through a calendar of events designed to increase allyship and engagement. We formed employee resource groups, which are voluntary, employee-led groups that provide a space for all interested employees to gain professional development support, engage with our leadership teams, and drive initiatives to improve Watts.

ESG and Sustainability

Focus on Sustainability

We have demonstrated our focus on environmental sustainability by reducing our impact on the environment in multiple areas of our global business and by providing innovative products and solutions that can help customers to reduce their impact on the environment.

The Governance and Sustainability Committee of our Board of Directors has primary responsibility for the oversight of our environmental, social and governance (“ESG”) efforts and strategy. The Governance and Sustainability Committee reviews the Company’s ESG performance and strategic plans four times a year at its regularly scheduled quarterly meetings and receives additional updates from the Company’s Chief Sustainability Officer as needed. At the management level, our General Counsel and Chief Sustainability Officer, who reports directly to our Chief Executive Officer, has general oversight responsibility for all sustainability matters. Our General Counsel and Chief Sustainability Officer also chairs our global Sustainability Steering Committee, which is made up of senior company leaders and is responsible for formulating our sustainability strategy and overseeing the execution of our environmental, social and governance initiatives.

Climate Change Impact

The increasing focus on sustainability and climate change has furthered demand for energy efficient products such as our high-efficiency boilers and water heaters, our Aegis heat pumps, under floor heating systems, smart thermostats, and our Microflex insulated pipes. Concern around water conservation has led to increased interest in products that are designed to reduce water consumption, such as our Nexa intelligent water management system, ACV Assure monitoring system, Intelliflow water shut off device, ZeroWaste reverse osmosis filters, OneFlow anti-scale system, Hygienic Pro drains, and our Trident™ and Leak Defense leak detection and water shutoff systems. We have also seen increased interest in our products and services that are designed to protect our customers from contaminated water and safeguard biodiversity, such as backflow preventers, HF Scientific ballast water testing systems, Intellistation® digital water mixing systems, and Lync® brand solutions. Severe weather events that cause damage to, or destruction of, water systems and plumbing devices have also resulted in increased demand for replacement products and repair kits.

Environmental Stewardship

We believe we have made substantial progress in reducing the environmental impact of our operations. Recent initiatives have resulted in a reduction on our global water consumption and our greenhouse gas emissions, including through the implementation of smart monitoring systems in many of our high water-use facilities to promote early leak and surge detection and investments in various energy reduction projects. With respect to our product handprint, we provide a portfolio of products, components and systems that conserve water, save energy, reduce waste and preserve water quality and safety. In addition, our goal is to embed sustainability throughout the lifecycle of our products to create safe, efficient, long-lasting products made with high-recycling-value materials wherever possible.

Social Responsibility

We are focused on creating both economic and social value and strive to have a positive impact on our global community. During 2024, we supported those in need through donations of money and products to several non-profit charitable organizations and through the volunteer efforts of our employees. One example was our ongoing partnership with the Planet Water Foundation. During 2024, we worked with Planet Water to fund the construction of eight AquaTowers and AquaSan systems during their World Water Day and Global Handwashing Day campaigns in order to provide clean, safe drinking water for people in Cambodia, Mexico, the Philippines and Vietnam and the construction of an additional emergency Aqua Tower in Vietnam in the wake of Typhoon Yagi. We also made donations to the American Red Cross to assist with relief efforts in the southeastern United States following Hurricanes Helene and Milton.

Governance, Business Ethics, and Compliance

We believe that good corporate governance and an environment of high ethical standards are important for us to achieve business success and to create value for our stockholders. Our Board is committed to high governance standards and continually works to improve them. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities on corporate governance and employed by other public companies and consider changes to our corporate governance policies and practices in light of such guidance and interpretations. We have adopted a Code of Business Conduct applicable to all officers, employees and Board members worldwide that serves as the foundation for our ethics and compliance program, and drives policy development, training initiatives, and reinforcement of our values throughout the global organization. We are also focused on adhering to responsible business practices, prioritizing employee safety and providing our employees with opportunities for personal and professional growth, including through programs and initiatives that support access, teamwork and reinforce our focus on building a high-performance, values-driven culture that welcomes employees of all identities, backgrounds and cultures. We also strive to have a positive impact on the communities in which we live and work and other communities in need through community involvement, educational partnerships and charitable giving.

Recognition

In 2024, we were recognized for the sixth year in a row as one of Newsweek’s Most Responsible Companies and we were also selected by Newsweek as one of America’s Greenest Companies for the second year in a row. We were also named one of America’s Climate Leaders by USA Today for the second consecutive year.

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

Product Liability, Environmental and Other Litigation Matters

We are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims. See Item 1A. “Risk Factors” and Note 16 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Environmental Remediation

We have been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of clean-up required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. See Item 1A. “Risk Factors” and Note 16 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

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

Information about Our Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company, and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	62	Chief Executive Officer, President, Chairperson of the Board and Director
Shashank Patel	64	Chief Financial Officer & Interim Chief Information Officer
Monica Barry	54	Chief Human Resources Officer
Andre Dhawan	61	Chief Operating Officer
Kenneth R. Lepage	54	General Counsel, Chief Compliance Officer, Chief Sustainability Officer & Secretary
Elie A. Melhem	61	President, Asia-Pacific, the Middle East & Africa
Non-Employee Directors
Rebecca J. Boll(1)(3)	53	Director
Michael J. Dubose(2)(3)	69	Director
David A. Dunbar(2)(3)	63	Lead Independent Director
Louise K. Goeser(2)(3)	71	Director
Kenneth Napolitano(1)(3)	63	Director
Joseph T. Noonan	43	Director
Merilee Raines(1)(3)	69	Director
Joseph W. Reitmeier(1)(3)	60	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Shashank Patel has served as Chief Financial Officer of the Company since July 2018 and our interim Chief Information Officer since January 2025. Mr. Patel previously worked at Xylem Inc. from the time of its spin-off from ITT Corporation in 2011 until June 2018. While at Xylem, Mr. Patel served as Vice President, Finance for Xylem Applied Water Systems, Dewatering and the America’s Commercial Team from July 2017 to June 2018, Integration Leader for the Sensus business from August 2016 to June 2017, Vice President, Finance for Global Operations from April 2016 to July 2016, Interim Chief Financial Officer of Xylem from July 2015 to March 2016, and Vice President, Finance for the Applied Water Systems division from 2011 to July 2015. Mr. Patel also served in several leadership roles in finance, operations and engineering at ITT from 1996 until the spin-off of Xylem in 2011. Xylem is a global designer, manufacturer and equipment and service provider for water and wastewater applications. Mr. Patel has served as a member of the Board of Directors of Federal Signal Corporation since October 2021. Federal Signal Corporation designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. In October 2024 Mr. Patel announced his intention to retire effective as of March 15, 2025. Mr. Patel will continue as Chief Financial Officer until a successor is hired and will remain with the Company through a subsequent transition period.

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

Kenneth R. Lepage has served as General Counsel and Secretary of the Company since August 2008, as Chief Sustainability Officer since May 2021 and as Chief Compliance Officer since October 2024. Mr. Lepage also previously served as Chief Human Resources Officer of the Company from April 2020 to October 2021 and from December 2009 to October 2015. Mr. Lepage originally joined the Company in September 2003 as Assistant General Counsel and Assistant Secretary. Prior to joining the Company, Mr. Lepage was a Junior Partner at the law firm of Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

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

Rebecca J. Boll has served as a director of the Company since February 2024. Ms. Boll served as Senior Vice President and Chief Product Officer at Fluence Energy, Inc. from 2020 until January 2025. Fluence is a leading provider of energy storage products and services and cloud-based software for the renewable energy and energy storage markets, and its service offerings include delivery services and recurring operational services, as well as financing structuring services. Ms. Boll previously served as Chief Technology Officer and Vice President of Strategy for the Building Management business unit at Schneider Electric from 2018 to 2020. Prior to this position, Ms. Boll held several management positions at General Electric from 2005 to 2018, including Chief Technology Officer of GE Licensing and Technology Ventures; Executive General Manager, Edge Computing and Software Solutions, Automation & Controls; and Commercial Leader, GE2GE, Automation & Controls. Prior to joining General Electric, Ms. Boll held management positions at Northrop Grumman, Allied Domecq and Leo Burnett Advertising, and she served as an electronic combat officer, AWACS, in the United States Air Force.

Michael J. Dubose has served as a director of the Company since December 2020. Mr. Dubose has served as Operating Partner for Commercial Excellence of GenNx360 Capital Partners and Chief Executive Officer of B2B Industrial Packaging since December 2024. GenNx360 Capital Partners is a private equity firm focused on acquiring middle market industrial and business service companies. B2B Industrial Packaging is a distributor of packaging equipment and supplies owned by GenNx360. Mr. Dubose previously served as President of the Fisher Healthcare Division of Thermo Fisher Scientific Inc. from March 2019 to August 2023. Thermo Fisher Scientific engages in the provision of analytical instruments, equipment, reagents and consumables, software and services for research, analysis, discovery, and diagnostics. Mr. Dubose previously served as Vice President of National Accounts and Cross Border Business Globally for W.W. Grainger, Inc. from 2010 to March 2019. W.W. Grainger is a leading broad line supplier of maintenance, repair and operating (MRO) products. Prior to this position, he served as a Regional Vice President of Staples, Inc. from 2008 to 2010. Prior to 2008, Mr. Dubose held senior management positions with Corporate Express Inc., Alliant Foodservice Inc. and Baxter International Inc.

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

Kenneth Napolitano has served as a director of the Company since March 2024. Mr. Napolitano served as Senior Vice President and President of the Applied Water Systems and Americas Commercial Team of Xylem, Inc. from 2017 until his retirement in 2020, and as Senior Vice President and President of Applied Water Systems at Xylem from 2011 to 2017. Xylem is a developer of water solutions through smart technology. Prior to the spin-off of Xylem from ITT Corporation in 2011, Mr. Napolitano held several management roles at ITT from 1998 to 2011, including President of Residential and Commercial Water, President of the Industrial Products Group, Vice President of Sales and Service Operations, Americas, General Manager of PumpSmart Control Solutions and Director of Distributor Sales. From 1984 to 1998, Mr. Napolitano held several sales and sales management roles at Goulds Pumps, Inc., which was acquired by ITT in 1997.

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

Joseph W. Reitmeier has served as a director of the Company since February 2016. Mr. Reitmeier served as Executive Vice President and Advisor of Lennox International Inc. from January 2024 until his retirement in February 2024. Mr. Reitmeier previously served as Executive Vice President and Chief Financial Officer of Lennox International from July 2012 until December 2023, as Vice President of Finance for the Commercial business segment of Lennox International from 2007 to July 2012, and as Director of Internal Audit of Lennox International from 2005 to 2007. Lennox International is a leading global provider of climate control solutions and it designs, manufactures and markets a broad range of products for the heating, ventilation, air conditioning and refrigeration markets. Before joining Lennox International, Mr. Reitmeier held financial leadership roles at Cummins Inc. and PolyOne Corporation.

Item 1A.   RISK FACTORS.

Industry Risk Factors

Economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may have adverse effects on our revenues and operating results.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and OEM manufacturers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. An economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. Increases in prevailing interest rates or disruptions in financial markets and banking systems could make credit and capital markets difficult for us or our customers to access and could significantly raise the cost of new debt for us or our customers. This may result in the delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. Political conditions, including new and changing laws or tariffs, regulations, executive orders and enforcement priorities, may also impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand and adversely impact our business. Economic conditions and financial markets in the United States and globally have experienced significant volatility in recent periods. If these market conditions persist, we may see diminished liquidity and credit availability, inability to access capital markets, and the bankruptcy, failure, collapse, or sale of various entities that could directly or indirectly impact our business, including certain of our customers and suppliers. If economic conditions worsen in the future, our revenues and profits could decrease or trigger goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material adverse effect on our financial condition and results of operations.

Changes in the costs of raw materials and purchased components, including imposition of or changes in tariff rates, as well as supply chain and logistics disruptions, could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments.

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel and plastic. Substantially all of the raw materials we require to manufacture our products are purchased from outside sources. The costs and availability of raw materials and components may be subject to change due to, among other things, interruptions in production by suppliers, changes in worldwide prices, demand levels, exchange rates and imposition of or changes in tariff rates. For example, the new U.S. presidential administration announced plans to significantly increase tariffs on foreign imports into the United States, particularly from Canada, China and Mexico. We typically do not enter into long-term supply agreements. Our inability to obtain supplies of raw materials and purchased components for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. Commodity prices, particularly copper and stainless-steel prices, have experienced tremendous volatility over the past several years, mainly due to global macroeconomic trends, including global price inflation, supply chain disruption and international conflicts. Should commodity costs or purchased component costs increase substantially, we may not be able to recover such costs, through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs or purchased component costs decline, we may experience pressure from customers to reduce our selling prices. Additionally, we continue to purchase components and finished goods from international sources. In limited cases, these components or finished goods are single-sourced. The availability of components and finished goods from international sources could be adversely impacted by a range of factors, such as a public health crisis, extreme weather events, suppliers’ allocations to other purchasers, threats of wars and global geo-political instability, and new laws, tariffs or regulations that might cause short-term / long-term supply chain disruptions.

As a global manufacturer and distributor, we are facing additional risks related to ongoing disruptions and increased costs in our supply chain and logistics. Although recent global supply chain disruptions have normalized, labor shortages and labor organizing activities have affected our manufacturing and distribution processes, as well as those of our suppliers and contributed to increased costs. The conflicts in Europe and the Middle East have negatively impacted, and may continue to negatively impact, the availability and prices for raw materials, and components.

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

Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. During fiscal year 2024, our results of operations were impacted by the softening of economic conditions in Europe. The continuation of economic weakness in Europe or in other regions could adversely impact our financial performance in such regions, as well as our consolidated financial performance. Our business and future operating results could be harmed by a variety of factors, including:

●	unexpected geo-political events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders; and threats or outbreaks of war, terrorism, governmental instability, or international tensions and conflicts, which could cause supply chain disruptions impacting our ability to manufacture products, service our customers or negatively impact our profit margins;

●	our failure to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom’s Bribery Act of 2010;
●	trade protection measures, import or export duties, licensing requirements or changes to existing trade agreements, which could increase our costs of doing business internationally;
●	expropriation, nationalization or other protectionist activities;
●	potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;
●	difficulty in staffing and managing widespread operations, which could reduce our productivity;
●	costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;
●	laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;
●	unexpected changes in regulatory requirements, which may be costly and require time to implement;
●	difficulty of enforcing agreements, collecting receivables and protecting intellectual property and other assets through non-U.S. legal systems;
●	foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our net sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 31%, 36% and 34% of our net sales in 2024, 2023 and 2022, respectively, were from sales outside of the U.S. We cannot predict whether currencies such as the euro, Canadian dollar, Chinese yuan, Australian dollar, or other currencies in which we transact will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results; and
●	occurrence or reoccurrence of regional epidemics, a global pandemic or other public health crises, which may adversely affect our operations, financial condition, and results of operations. The extent to which a public health crisis impacts our business going forward will depend on factors such as the duration and scope; governmental, business, and individuals' actions in response to the public health crisis; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a public health crisis may intensify other risks described in these Risk Factors.

Company Risk Factors

Our business, reputation and financial performance may be adversely affected if we or our third-party providers fail to protect confidential information and/or experience by cybersecurity attacks, information technology failures and other business disruptions.

We depend heavily on the confidentiality, integrity and availability of our and third-party information technology, networks infrastructure and systems (collectively, “IT Systems”), including third-party data centers and third-party cloud services, to manage our business objectives and operations, support our customers’ requirements and protect proprietary and other sensitive information, including personal information.

Any damage to, or failure of, our IT Systems or a third-party hosting facility or other service or IT System that we use, could severely impact our ability to conduct our business operations, attract new customers, maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results. While we have taken steps designed to reduce interruptions by implementing internal controls, a cybersecurity risk management program, network and data center resiliency, and redundancy and recovery processes, these measures may be inadequate.

Cybersecurity attacks, in particular, are evolving and are expected to accelerate on a global basis in frequency and magnitude as threat actors become increasingly sophisticated in using techniques and tools (including artificial intelligence) to circumvent security controls, evade detection and remove forensic evidence. We face numerous cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, and as a result of malicious software, misconfigurations, bugs, attempts to gain unauthorized access to data (including through social engineering/phishing or the use of malware/ransomware), other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data, and other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Cybersecurity may also be breached through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), human error, malfeasance by insiders, system errors or vulnerabilities, including vulnerabilities of our customers, distributors, vendors, suppliers, and their products. We have been impacted by certain cybersecurity attacks, either directly or indirectly via our supply chain or third-party vendors, and may continue to experience them going forward, potentially with more frequency. While to date no attacks have had a material impact on our operations or financial results, we cannot guarantee that material attacks will not occur in the future. We also have a portion of our workforce working remotely, which heightens these risks.

In addition, we have designed products and services that connect to and are part of the “Internet of Things,” which may also be vulnerable to attacks and cybersecurity incidents. As we continue to design and develop smart and connected products, services and solutions that leverage our hosted or cloud-based resources, the Internet-of-Things and other wireless/remote technologies, and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers' data and IT Systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. Consequently, these products, services and solutions also may be subjected to harmful or illegal content or attacks that develop vulnerabilities or critical security issues that cannot be disclosed without compromising security.

If we need to address multiple vulnerabilities simultaneously, we may also need to make prioritization decisions in determining which vulnerabilities or security defects to fix first, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of data; adversely affect our operating results; result in litigation (including class actions), liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our products, services and solutions; result in significant incident response, system restoration or remediation costs; and otherwise harm our business and reputation. We maintain a cybersecurity risk management program and have adopted measures and incurred costs with the intention of mitigating potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will be fully implemented, complied with or effective at preventing or detecting cyber-attacks or security breaches, or other vulnerabilities, which may allow them to persist in the environment over long periods of time. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden and related costs. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

Given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential information, misappropriation, destruction or corruption of data, security incidents, other manipulation or improper use of our IT Systems, networks or our products, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We are in the process of replacing our current primary ERP system with a new ERP system, and this system implementation is expected to occur in phases over the next several years. Any software implementation requires significant investment of human and financial resources and we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of our software IT Systems, including our new ERP, could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we invest significant resources in planning and project management, significant issues may arise, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. In addition, our current primary ERP system will continue to be used over the course of the phased implementation and we may experience system interruptions or deficiencies as described in the paragraph above. Furthermore, the implementation of our ERP system will mandate new procedures and many new controls over financial reporting. If we are unable to adequately maintain procedures and controls relating to our ERP system, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws, including from and about actual and prospective customers, as well as our employees and business contacts. We are therefore subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and handling of personal information. For example, the EU/UK General Data Protection Regulation, the California Consumer Privacy Act, and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the personal information, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to personal information and provide individuals with similar rights with respect to their personal information. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.

The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process personal information across our business or across country borders.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Implementation of our strategic initiatives, including acquisitions and dispositions, and integration of acquired businesses may not be successful, which could affect our ability to increase our revenues or our profitability.

One of our strategies is to increase our revenues and profitability and expand our business through acquisitions that will provide us with complementary products and solutions and enhance our existing product offerings. In addition, from time to time, we may divest assets or businesses based on an evaluation of our business portfolio. We cannot be certain that we will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies without substantial costs, delays or other problems. The identification, evaluation, and negotiation of potential acquisitions and other strategic transactions such as divestitures may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. We have faced increasing competition for acquisition candidates, which has resulted in significant increases in the purchase prices of many acquisition candidates. This competition, and the resulting purchase price increases, may limit the number of acquisition opportunities available to us, possibly leading to a decrease in the rate of growth of our revenues and profitability. Also, companies acquired recently and in the future may not achieve anticipated revenues, cost synergies, profitability or cash flows that justify our investment, or divestitures may not realize the expected benefits or synergies of such transactions. In addition, acquisitions may involve a number of risks, including, but not limited to:

●	difficulties in integrating operations, business processes, systems and company culture;
●	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
●	adverse effects on existing business relationships with suppliers or customers;
●	inadequate internal control over financial reporting and our ability to bring such controls into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner;
●	adverse short-term effects on our reported operating results, as a result of incurring acquisition-related debt, pre-acquisition potential tax liabilities, acquisition expenses, and the amortization of acquisition-acquired assets;
●	inability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business; we may still retain liabilities associated with the divested businesses and other indemnification obligations;
●	diversion of management’s attention;
●	investigations of, or challenges to, acquisitions by competition authorities;
●	loss of key personnel at acquired companies;
●	unanticipated management or operational problems or legal liabilities; and
●	potential goodwill, indefinite-lived intangible asset, or long-lived asset impairment charges.

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

We are subject to environmental, health and safety laws and regulations, which could result in costs, liabilities and impacts to our business operations.

Our operations and facilities in all jurisdictions in which we operate are subject to federal, state, local and foreign laws and regulations related to pollution and the protection of the environment and health and safety, including, but not limited to those governing air emissions, discharges to water, water usage, the generation, handling, storage, treatment and disposal of hazardous wastes and other materials, and the remediation of contaminated sites. A failure by us to comply with applicable requirements or maintain the permits required for our operations could result in civil or criminal fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Certain environmental laws and regulations impose on current and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which parties may have sent waste for disposal, requirements to investigate and remediate contamination. PRP designation typically requires the funding of site investigations and subsequent remedial activities. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, which may result in one PRP being held responsible for the entire obligation. Liability may also include damages to natural resources. On occasion, we are involved in the investigation and/or remedial activities at sites that we currently own or operate or formerly owned or operated, or sites to which we sent waste for disposal, and we have been and could continue to be named as a PRP at such other sites.

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

The impacts of climate change vary depending on geographical location, but could include changing temperatures, droughts, water shortages, wildfires, changes in weather and rainfall patterns, changes in sea levels, and changing storm patterns and intensities. These impacts present several potential challenges relevant to water and energy-related products, such as potential degradation of water quality and changes in water conservation or energy efficiency requirements, particularly during periods of increased precipitation, flooding, or water shortages. Inclement weather and extreme weather events may have varying impacts on our business. Certain events may disrupt the operations of our customers, creating customer shutdowns that prevent or defer sales of our product, while other events may drive increased demand for our products, which may create volatility in our financial results. Additionally, these events may disrupt our own operations and the operations of our suppliers, including the operation of manufacturing plants, the transportation of raw materials from our suppliers, and the transportation of products to our customers, any of which may increase our costs, reduce our productivity and adversely affect our business, financial condition, results of operations and prospects. Concern over climate change has and may continue to result in new or increased legal and regulatory requirements to respond to or mitigate the effects of climate change, including limitations on greenhouse gas emissions, which could increase our costs or require additional investments in our facilities and equipment, or to disclose efforts and progress regarding such matters, which could require us to make significant new disclosures regarding the climate-related impacts of our business. New legislation and regulatory requirements may also impact our customers and suppliers, which could affect demand for our products or our ability to source key materials. In addition, our customers and suppliers may impose their own requirements with respect to climate change and greenhouse gas emissions that may require us to incur additional costs to comply with such requirements. Any failure to comply with those requirements may also affect demand for our products or our ability to source key materials. We also establish our own goals with respect to reducing our impact on the environment. Any failure to achieve our own goals, or any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change, or failure to accurately report on our progress toward achieving our goal or in environmental and sustainability programs can lead to adverse publicity or litigation, resulting in an adverse effect on our business or damage to our reputation.

Increased scrutiny of, and evolving and conflicting expectations regarding, sustainability and ESG matters could increase our costs, harm our reputation and adversely impact our financial results.

Companies are facing increasing, evolving and conflicting scrutiny related to ESG practices and disclosures from certain investors, government entities, customers, employees, and other stakeholders or third parties. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected by some stakeholders, which could lead to increased scrutiny of our ESG practices or lack thereof. Such increased scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, enhanced compliance, or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations. We may become subject to conflicting laws and regulations related to sustainability and ESG matters. For instance, in January 2025, President Trump signed an executive order directing the U.S. Attorney General and all federal agencies to identify and discourage diversity, equity and inclusion initiatives in the private sector. On the other hand, in March 2024, the SEC finalized climate-related disclosure rules that require reporting on issues including greenhouse gas emissions and certain climate-related risks. We are still evaluating our response to these rules given the subsequent litigation challenging these rules (as well as the SEC’s stay on its climate rules) and the new Trump Administration’s climate policy. Additionally, we may be subject to the State of California’s disclosure laws regarding greenhouse gas emissions and climate-related financial risks. Other US states have proposed laws similar to California’s to which we may be subject if they take effect. We expect to be subject to the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) for the first time for fiscal year 2025, with our first report due to be published in 2026, Corporate Sustainability Due Diligence Directive (“CSDDD”), and related EU Taxonomy Regulation, along with implementing regulations, to be consolidated into an “omnibus simplification package” expected for introduction as early as February 2025 . Moreover, we may be subject to the International Sustainability Standards Board’s climate and sustainability disclosure requirements, as such may be or have been adopted into law by countries including the United Kingdom, Canada, Australia, China, Hong Kong, and Singapore.

While we may at times engage in voluntary initiatives (such as voluntary disclosures or goals), such initiatives may be costly and may not have the desired effect. For example, we may commit to certain initiatives and we may not ultimately be able to achieve such initiatives due to cost, technological constraints or other factors that are within or outside of our control. Even if we achieve our initiatives, our actions may subsequently be determined to be insufficient by various stakeholders or other third parties. If our ESG practices and reporting do not meet investor, regulator, customer, employee, or other stakeholder or third party expectations, which continue to evolve, our brand, reputation and/or business relationships may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters. Certain market participants, including major institutional investors, use third-party benchmarks, ratings, or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital. As ESG best practices, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new, conflicting ESG rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital, and employee retention. Such ESG matters may also impact our suppliers, customers, and business partners, which may augment or cause additional impacts on our business, financial condition or results of operations.

Our ability to achieve savings through our restructuring and business transformation activities may be adversely affected by management’s ability to fully execute such plans as a result of local regulations, geo-political risk or other factors within or beyond the control of management.

We have implemented a number of restructuring and business transformation activities, which include steps that we believe are necessary to enhance the value and performance of the Company, including reducing operating costs and increasing efficiencies throughout our manufacturing, sales and distribution footprint. Factors within the control of management, or factors beyond management’s control such as local labor regulations or legal or political intervention, may change the total estimated costs or the timing of when the savings will be achieved under the plans. Further, if we are not successful in completing the restructuring or business transformation activities timely, or if additional or unanticipated issues such as labor disruptions, inability to retain key personnel during and after the transformation or higher exit costs arise, our expected cost savings may not be met and our operating results could be negatively affected. In addition, our restructuring and transformation activities may place substantial demands on our management, which could lead to diversion of management’s attention from other business priorities and result in a reduced customer focus.

The requirements to evaluate goodwill, indefinite-lived intangible assets and long-lived assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

As of December 31, 2024, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $715.0 million, $70.4 million, $164.6 million and $254.8 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In 2024, 2023 and 2022, none of our goodwill reporting units or our indefinite lived tradenames were impaired. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2022, we recognized a pre-tax non-cash impairment charge of $1.3 million related to a technology intangible asset. This impairment was due to market value expectations indicating the carrying amounts of these assets were in excess of the fair value. In 2024 and 2023 none of our long-lived assets were impaired.

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

In 2024, our top ten customers accounted for approximately 23% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products, including as a result of tariffs, could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations.

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

As of December 31, 2024, Timothy P. Horne beneficially owned 5,933,290 shares of Class B common stock. Our Class B common stock entitles its holders to ten votes for each share, and our Class A common stock entitles its holders to one vote per share. As of December 31, 2024, Timothy P. Horne beneficially owned approximately 17.8% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.7% of our outstanding shares of Class B common stock, which represents approximately 68.3% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and subsequent sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of December 31, 2024, there were 27,366,685 shares of our Class A common stock outstanding and 5,953,290 shares of our Class B common stock outstanding. Shares of our Class B common stock may be converted into Class A common stock at any time on a one-for-one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market, the trading price of our Class A common stock could decline.

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

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework, commonly referred to as “Pillar Two,” which included the introduction of a 15% global minimum tax effective beginning January 1, 2024. To date, approximately 140 countries have tentatively signed a framework agreeing in principle to this initiative. A number of countries in which we do business have implemented Pillar Two proposals into local tax legislation. Details around the proposals are still uncertain as the OECD and local jurisdictions continue to issue the technical guidance. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other provisions, created a new corporate alternative minimum tax (CAMT) of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period, and became effective in tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on new corporate stock repurchases that became effective in 2023. We do not expect to meet the CAMT threshold in the near term nor expect the IRA to have a material impact on our financial statements. However, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our financial statements.

Item 1B.   UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical IT Systems and information.

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

Our cybersecurity risk management program includes the following:

●	risk assessments designed to help identify material cybersecurity risks to our critical IT Systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	risk review of certain third-party service providers, including software vendors, third-party cloud services, and third-party hosting services, with ongoing risk monitoring for critical vendors through an external cybersecurity intelligence service;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

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

Our former CIO left the Company in January 2025. Currently Shashank Patel, our Chief Financial Officer, is serving as Interim CIO as we proceed with an executive search to appoint a permanent CIO. Mr. Patel has been overseeing the Company’s Information Technology function since he joined the Company in July 2018. References to the CIO and the CIO’s duties refer to our CIO’s historical role, Mr. Patel’s interim CIO role, and our future CIO’s role.

Mr. Patel has over 10 years of experience overseeing an Information Technology function. Our VP of Information Security has over 25 years of experience in leading cybersecurity functions across strategy, architecture, engineering, and operations.

The CIO and VP of Information Security supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include, but are not limited to, risk assessments, including with the support of external advisors, briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Our Cybersecurity Council, comprised of cross-functional senior leaders from operations, finance, internal audit, product management, and information technology teams, also reviews and assesses security risks and issues from a business and technology perspective across all organizations within Watts on a quarterly basis, with the guidance and input of the CIO and VP of Information Security. Our executive management team is responsible for assessing our material, or reasonably likely to be material, risks from cybersecurity threats with the advice and input of the CIO and VP of Information Security, including based on the above and from external advisors as necessary.

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

Item 2.   PROPERTIES.

We maintain 36 principal manufacturing, warehouse and distribution centers worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing	Owned
Franklin, NH	Manufacturing/Distribution	Owned
St. Pauls, NC	Manufacturing	Owned
Menomonee Falls, WI	Manufacturing/Distribution	Owned
Germantown, WI	Manufacturing/Distribution	Owned
Michigan City, IN	Manufacturing/Distribution	Owned
Spindale, NC	Distribution Center	Owned
Fort Worth, TX	Manufacturing/Distribution	Leased
Fort Myers, FL	Manufacturing/Distribution	Leased
Oviedo, FL	Manufacturing/Distribution	Leased
Blauvelt, NY	Manufacturing/Distribution	Leased
Sparks, NV	Distribution Center	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing	Leased
Groveport, OH	Distribution Center	Leased

Europe:

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Hautvillers, France	Manufacturing	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing/Distribution	Owned
Rosières, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Owned
Monastir, Tunisia	Manufacturing	Leased
St. Neots, United Kingdom	Distribution	Leased

Asia-Pacific, Middle East, and Africa:

Location	Principal Use	Owned/Leased
Ningbo, Beilun, China	Manufacturing	Owned
Shanghai, China	APMEA Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased
Dubai, United Arab Emirates	Sales Office/Distribution	Leased
Caringbah, New South Wales, Australia	Manufacturing/Distribution	Leased
Kewdale, Western Australia, Australia	Distribution	Leased
Campbellfield, Victoria, Australia	Distribution	Leased

We believe our properties, including machinery, tools and equipment, are in good condition, well maintained and adequate and suitable for their intended uses.

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

The number of record holders of our Class A common stock as of January 26, 2025 was 57. The number of record holders of our Class B common stock as of January 26, 2025 was 9.

Aggregate common stock dividend payments in 2024 were $55.5 million, which consisted of $45.7 million and $9.8 million for Class A shares and Class B shares, respectively. Aggregate common stock dividend payments in 2023 were $46.5 million, which consisted of $38.3 million and $8.2 million for Class A shares and Class B shares, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We satisfy the minimum withholding tax obligation due upon the vesting of shares of restricted stock by repurchasing a number of shares with an aggregate fair market value on the date of such vesting that would satisfy the withholding amount due. We did not have any such repurchases in the three-month period ended December 31, 2024.

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2024 under our stock repurchase programs.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
September 30, 2024 – October 27, 2024	6,070	$205.36	6,070	$147,747,960
October 28, 2024 – November 24, 2024	6,113	$204.55	6,113	$146,497,693
November 25, 2024 – December 31, 2024	7,355	$212.85	7,355	$144,932,380
Total	19,538	$207.90	19,538
(1)	On February 6, 2019, we announced that our Board of Directors had authorized a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. This repurchase program was completed in 2024 after the Company expended the remainder of the $150 million authorized under the repurchase program. On July 31, 2023, the Board of Directors authorized an additional stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions, which also has no expiration date. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2019 and that all dividends were reinvested.

Cumulative Total Return

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Watts Water Technologies, Inc.	100.00	123.16	197.84	150.22	215.68	212.18
S & P 500	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93

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

•

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

•

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

●	Drainage & water re-use—includes drainage products and engineered rainwater harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.

●	Water quality—includes point of use and point of entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

Our business is reported in three geographic segments: Americas, Europe, and APMEA. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (“OEMs”), specialty, and do-it-yourself (“DIY”).

We believe the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that we believe will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings. We have completed 14 acquisitions since 2015, and in the last two years, we have completed four strategic and complementary acquisitions that expanded our addressable market and that we believe will enable value creation through greater scale and growth opportunities.

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

Global gross domestic product (“GDP”) remains positive and is generally a leading indicator for our repair and replacement business. New construction indicators are mixed. Multi-family housing, office, retail and recreation verticals are expected to be down, but light industrial, including data centers, is growing and institutional verticals remain steady. The European economy remains weak and geo-political uncertainties continue. Elevated interest rates may impact new construction. Tariffs on foreign imports into the United States, particularly from Canada, China and Mexico, should they be implemented, will increase the cost of our products and could adversely impact the gross margin we earn on our products. We believe we are prepared to proactively work with our supply chain to mitigate the cost impact, seek alternative supply sources when necessary and pass increases in costs to our customers, to the extent possible, when they occur. We also continue to experience inflation across our labor and overhead costs. Despite these anticipated challenges and uncertainties, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and executing on our long-term strategy.

Due to the above circumstances and as described generally in this Form 10-K, our results of operations for the year ended December 31, 2024 are not necessarily indicative of future results. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact on the Company, see Item 1A. “Risk Factors.”

Financial Overview

Net sales for 2024 increased 9.5%, or $195.9 million, on a reported basis and decreased 0.9%, or $18.0 million, on an organic basis, compared to 2023. The reported sales increase included acquired sales of 10.4%, or $214.7 million, with $206.6 million reported within the Americas segment and $8.1 million reported within APMEA, and the unfavorable impact of foreign exchange of $0.8 million. The organic sales decrease was primarily driven by lower volumes in our Europe segment, partially offset by incremental price across all of our operating segments. Operating income of $390.4 million increased by $39.5 million, or 11.3%, in 2024 compared to 2023. This increase was primarily driven by contribution from our acquisitions, favorable price, product mix, productivity, and cost savings from restructuring actions, partially offset by inflation, lower volume in our Europe segment and incremental investments.

In discussing our results of operations, segment earnings is our GAAP performance measure used by our chief operating decision-maker (“CODM”) to assess and evaluate segment results. Segment earnings exclude the impacts of special items which are defined as non-recurring, and unusual expenses or benefits such as restructuring costs, acquisition-related costs, gain or loss on sale of assets, pension settlements and contingent consideration adjustments. The CODM uses segment earnings for insight into underlying trends comparing past financial performance with current performance by reporting segment on a consistent basis.

In addition, we refer to non-GAAP organic changes in financial measures, including organic net sales, organic net sales growth, organic selling, general and administrative expenses, and organic segment earnings, that exclude the impacts of acquisitions, divestitures and foreign exchange. Management believes reporting these non-GAAP financial measures provides useful information to investors, potential investors and others, because it allows for additional insight into underlying trends by providing growth on a consistent basis. We reconcile the change in these non-GAAP financial measures to our reported results below.

Management’s discussion and analysis of our financial condition, results of operations and cash flows as of and for the year ended December 31, 2022 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Acquisitions

Effective January 1, 2024, we completed the acquisition of Josam Company following its conversion into Josam Industries, LLC (“Josam”) in a share purchase transaction funded with cash on hand. The aggregate net purchase price was approximately $98.9 million, net of cash acquired of $4.6 million. The final post-closing working capital adjustment was immaterial and adjusted in the second quarter of 2024, resulting in a final purchase price of $99.0 million, net of cash acquired. Josam is based in Michigan City, Indiana, and is a leading provider and manufacturer of drainage and plumbing products, serving commercial, industrial, and multi-family end markets for over 100 years. We accounted for the transaction as a business combination in 2024.

Recent Developments

On February 3, 2025, our Board of Directors authorized a restructuring program with respect to our operating facility in Hautvillers, France (the “2025 French restructuring”). The restructuring program includes the shutdown of the foundry at our manufacturing facility in Hautvillers, France and the relocation of the facility’s other production activities primarily to our other facilities in France and other locations in Europe. The program is expected to include pre-tax charges totaling approximately $22 million, including costs for severance, relocation, facility exit and clean-up and certain asset write-downs, and result in the elimination of approximately 96 positions at the Hautvillers, France facility. Severance costs make up the majority of the program costs and are estimated to approximate $18 million. As a result of the facility consolidations, the net headcount reduction in France is expected to be approximately 68 positions. Total net after-tax charges for this restructuring program are expected to be approximately $16 million, of which non-cash charges are immaterial, with costs being incurred through the end of 2026, at which time the restructuring program is expected to be completed. We expect to spend approximately $1 million in capital expenditures to consolidate operations. Annual pre-tax savings are estimated to be approximately $3 million, which we expect to fully realize by the end of 2026.

On February 3, 2025, we declared a quarterly dividend of forty-three cents ($0.43) per share on each outstanding share of Class A common stock and Class B common stock payable on March 14, 2025, to stockholders of record on February 28, 2025.

On January 2, 2025, we completed the acquisition of I-CON Systems (“I-CON”) in a share purchase transaction funded with cash on hand. The aggregate net purchase price was approximately $70.6 million, net of cash acquired of $2.5 million, and is subject to a final post-closing working capital adjustment. I-CON is headquartered in Oviedo, Florida, and is a leading designer and manufacturer of intelligent plumbing controls, addressing the unique challenges of water management in correctional facilities. We will account for the transaction as a business combination in the first quarter of 2025.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the years ended December 31, 2024 and December 31, 2023 were as follows:

	Year Ended		Year Ended			% Change to
	December 31, 2024		December 31, 2023			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,664.9	73.9%	$1,428.1	69.5%	$236.8	11.5%
Europe	453.3	20.1	512.1	24.9	(58.8)	(2.9)
APMEA	134.0	6.0	116.1	5.6	17.9	0.9
Total	$2,252.2	100.0%	$2,056.3	100.0%	$195.9	9.5%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$31.6	$(60.3)	$10.7	$(18.0)	1.6%	(3.0)%	0.5%	(0.9)%	2.2%	(11.8)%	9.2%
Foreign exchange	(1.4)	1.5	(0.9)	(0.8)	(0.1)	0.1	—	—	(0.1)	0.3	(0.8)
Acquired	206.6	—	8.1	214.7	10.0	—	0.4	10.4	14.5	—	7.0
Total	$236.8	$(58.8)	$17.9	$195.9	11.5%	(2.9)%	0.9%	9.5%	16.6%	(11.5)%	15.4%

Our products are sold primarily to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$12.8	$(1.4)	$0.4	$19.8	$31.6	1.5%	(1.4)%	0.5%	5.3%
Europe	(6.9)	(53.0)	(0.4)	—	(60.3)	(2.2)	(27.8)	(15.4)	—
APMEA	12.4	(0.8)	—	(0.9)	10.7	14.8	(11.0)	—	(3.6)
Total	$18.3	$(55.2)	$—	$18.9	$(18.0)	1.4%	(18.5)%	—%	4.7%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $236.8 million, or 16.6%, in 2024 compared to 2023. The change in net sales was positively impacted by $206.6 million, or 14.5%, of acquired sales related to the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively. The change in net sales was negatively impacted by $1.4 million, or 0.1%, of foreign currency translation. Organic net sales increased $31.6 million, or 2.2%, primarily due to increased volume and favorable price realization. The organic net sales growth was primarily in the wholesale channel from increased sales across our core valve products and in the specialty channel from increased sales of our heating and hot water products.

Europe net sales decreased $58.8 million, or 11.5%, in 2024 compared to 2023. The change in net sales was positively impacted by $1.5 million, or 0.3%, of foreign currency translation. Organic net sales decreased $60.3 million, or 11.8%, primarily due to lower volumes, partially offset by favorable price realization. The decrease was primarily due to volume declines in the OEM channel which was impacted by reduced government energy incentives and the related heat pump destocking, as well as volume declines in wholesale plumbing product sales into France and Benelux, partially offset by increased sales of our drains products.

APMEA net sales increased $17.9 million, or 15.4%, in 2024 compared to 2023. The change in net sales was negatively impacted by $0.9 million, or 0.8%, of foreign currency translation, which was more than offset by $8.1 million, or 7.0%, of acquired sales related to the Enware acquisition completed in the second quarter of 2023. Organic net sales increased $10.7 million, or 9.2%, primarily due to increased volume across all major countries in the segment.

The net decrease in sales due to foreign exchange was mostly due to the unfavorable impact of the appreciation of the U.S. dollar against the Chinese yuan and Canadian dollar, partially offset by the favorable impact of the depreciation of the U.S. dollar against the euro in 2024.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for 2024 and 2023 were as follows:

	Year Ended
	December 31, 2024	December 31, 2023

	(dollars in millions)
Gross profit	$1,062.0	$960.9
Gross margin	47.2%	46.7%

Gross profit increased primarily due to contribution from our acquisitions, higher price realization and productivity, partially offset by inflation, lower volume in our Europe segment, and the amortization of the fair value step-up adjustments for inventory purchased as part of the Bradley and Josam acquisitions. Gross profit includes the impact of the Bradley and Josam acquisitions completed in the fourth quarter of 2023 and first quarter of 2024, respectively. Gross margin was also impacted by the overall dilutive impact of the Bradley acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $59.9 million, or 9.9%, in 2024 compared to 2023. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$(2.7)	(0.4)%
Foreign exchange	(0.3)	(0.1)
Acquired	73.9	12.2
Special items	(11.0)	(1.8)
Total	$59.9	9.9%

The organic decrease in SG&A expenses was primarily due to $10.3 million from productivity initiatives, a net decrease in short-term and long-term compensation accruals of $6.7 million, $3.3 million of restructuring saving, and decreases of $4.0 million in professional fees, $2.9 million in engineering project spend, $2.0 million in donations, $1.4 million in depreciation and amortization, $1.1 million in travel and marketing spend, and $1.1 million in insurance and product liability claim costs. These decreases were partially offset by general inflation of $16.7 million and an increase in investments of $16.3 million, including in our smart and connected initiatives and other strategic initiatives, compared to 2023. The decrease in foreign exchange was primarily driven by the appreciation of the U.S. dollar against the Canadian dollar and Chinese yuan, partially offset by the depreciation of the U.S. dollar against the euro. The acquired increase in SG&A related to the Bradley and Josam acquisitions in the Americas segment completed in the fourth quarter of 2023 and first quarter of 2024, respectively, as well as the Enware acquisition in the APMEA segment completed in the second quarter of 2023. The decrease in special items SG&A costs was primarily due to a $7.8 million gain on the settlement of Bradley’s frozen pension plan and $4.4 million gain on sale of buildings. Total SG&A expenses, as a percentage of net sales, were 29.5% in 2024 compared to 29.4% in 2023.

Restructuring. In 2024, we recorded a net restructuring charge of $7.2 million, which related to immaterial actions in all regions including severance, exit costs and other cost reductions. In 2023, we recorded a net restructuring charge of $5.5 million, which related to immaterial cost reduction actions in all regions primarily related to severance and other exit costs. For a more detailed description of our current and future restructuring plans, see “Recent Developments” above and Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

Operating Income. Operating income, which is made up of segment earnings, Corporate operating loss and special items, for 2024 and 2023 was as follows:

				% Change to
	Year Ended			Consolidated
	December 31,	December 31,		Operating
	2024	2023	Change	Income

	(dollars in millions)
Americas	$376.0	$328.5	$47.5	13.6%
Europe	53.2	72.4	(19.2)	(5.5)
APMEA	24.5	19.3	5.2	1.5
Total segment earnings	$453.7	$420.2	33.5	9.6

Corporate operating loss - excluding special items	(54.1)	(55.0)	0.9	0.2
Corporate special items	(1.7)	(5.8)	4.1	1.2
Corporate operating loss - as reported	$(55.8)	$(60.8)	5.0	1.4

Segment special items	(7.5)	(8.5)	1.0	0.3
Total operating income	$390.4	$350.9	$39.5	11.3%

The increase (decrease) in total segment earnings is attributable to the following:

					Change As a % of				Change As a % of
					Total Segment Earnings				Segment Earnings

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$23.0	$(19.5)	$4.3	$7.8	5.5%	(4.6)%	1.0%	1.9%	7.0%	(26.9)%	22.3%
Foreign exchange	(0.3)	0.3	0.2	0.2	(0.1)	0.1	—	—	(0.1)	0.4	1.0
Acquired	24.8	—	0.7	25.5	5.9	—	0.2	6.1	7.5	—	3.6
Total	$47.5	$(19.2)	$5.2	$33.5	11.3%	(4.5)%	1.2%	8.0%	14.4%	(26.5)%	26.9%

Operating income increased $39.5 million, or 11.3%, in 2024 compared to 2023. Operating income increased due to higher segment earnings in the Americas of $47.5 million, or 13.6%, and in APMEA of $5.2 million, or 1.5%, partially offset by lower segment earnings in Europe of $19.2 million, or 5.5%. The increase in organic segment earnings of $7.8 million, or 2.2%, was due to higher price, favorable product mix, productivity, and savings from restructuring actions, partially offset by inflation, lower volume in Europe and incremental investments. Total segment earnings were positively impacted by $25.5 million, or 7.3%, from acquisitions and positively impacted by $0.2 million, or 0.1%, of foreign currency translation compared to 2023.

Operating income was positively impacted by $5.0 million, or 1.4%, of decreased Corporate costs, primarily due to the $4.1 million, or 1.2%, decrease in Corporate special items in 2024 compared to 2023, due to decreased acquisition-related expenses within Corporate.

Interest Income. Interest income increased $1.7 million, or 23.6%, in 2024 as compared to 2023 primarily due to higher interest rates earned on our cash and cash equivalents.

Interest Expense. Interest expense increased $6.5 million, or 79.3%, in 2024 as compared to 2023 primarily due to a higher principal balance of debt outstanding due to the acquisition of Bradley in the fourth quarter of 2023 and an increase in interest rates. Refer to Note 12 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Other (Income) expense, Net. Other (income) expense, net, was an income balance of $1.4 million in 2024 primarily due to an immaterial investment gain. In 2023, other (income) expense, net was an expense balance primarily due to unfavorable foreign currency translation. Refer to Note 17 Financial Instruments of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Income Taxes. Our effective income tax rate decreased to 24.6% in 2024 from 24.9% in 2023. The decrease is primarily due to 2023 having additional foreign withholding taxes associated with the repatriation of funds and was partially offset by a lower tax benefit from the vesting of stock compensation awards and incremental foreign taxes related to the final settlement of a foreign tax audit in 2024.

Net Income. Net income for 2024 was $291.2 million, or $8.69 per common share on a diluted basis, compared to $262.1 million, or $7.82 per common share on a diluted basis, for 2023. Results for 2024 included after-tax charges of $10.7 million, or $0.32 per common share, for acquisition-related costs and $5.4 million, or $0.16 per common share, for restructuring, partially offset by after-tax benefits of $5.8 million, or $0.17 per common share, for a gain on the settlement of the Bradley pension plan, $3.5 million, or $0.11 per common share, for a gain on sale of assets and $1.0 million, or $0.03 per common share, for other investment gains.

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

Liquidity and Capital Resources

2024 and 2023 Cash Flows

We generated $361.1 million of net cash from operating activities in 2024 as compared to $310.8 million in 2023. The increase in cash generated was primarily due to higher net income, improved working capital and cash flows generated from acquisitions.

We used $124.7 million of net cash for investing activities in 2024 compared to $343.1 million used in 2023. We spent $217.1 million less cash for acquisitions and $0.3 million less cash for net capital expenditures in 2024 compared to 2023.

We used $190.5 million of net cash for financing activities during 2024 primarily due to long-term debt repayments of $100.0 million, dividend payments of $55.5 million, tax withholding payments on vested stock awards of $13.0 million and payments of $17.0 million to repurchase 85,435 shares of Class A common stock. In 2023, we generated $69.0 million of net cash from financing activities in 2023 primarily due to proceeds from borrowings of $240.0 million offset by long-term debt repayments on our line of credit totaling $90.0 million, tax withholding payments on vested stock awards of $15.8 million, dividend payments of $46.5 million and payments of $16.0 million to repurchase 91,622 shares of Class A common stock.

On July 12, 2024, we entered into the Third Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company, the lenders and other parties from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement amends and restates the prior Second Amended and Restated Credit Agreement, dated as of March 30, 2021 (as amended by that certain Amendment No. 1 date August 2, 2022 and Amendment No. 2 dated December 12, 2023), that establishes our senior unsecured revolving credit facility of $800 million (the “Revolving Credit Facility”). The Credit Agreement also contains an expansion option of $400.0 million. Pursuant to the Credit Agreement, the maturity date of the Revolving Credit Facility is July 12, 2029, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement provides for a maximum consolidated leverage ratio of 3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain permitted acquisitions) and the minimum consolidated interest ratio of 3.50 to 1.00.

The Revolving Credit Facility also includes sublimits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2024, we had drawn down $200.0 million on this line of credit and had $12.9 million in letters of credit outstanding, which resulted in $587.1 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one month interest period, in each case, determined by reference to our consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2024 was 5.64%. The weighted average interest rate on debt outstanding inclusive of the interest rate swap discussed in Note 17 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2024 was 4.07%. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the

Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

As of December 31, 2024, we held $386.9 million in cash and cash equivalents. Of this amount, $161.0 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent, other than with respect to the one-time repatriation of foreign earnings in 2023, has been to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate additional post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges. In 2024, we repatriated approximately $75.4 million of previously taxed foreign earnings, using the majority of that cash to reduce our outstanding debt and to fund acquisitions.

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2024. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Credit Agreement. The Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Credit Agreement, includes all long and short-term debt, finance lease obligations and any trade letters of credit that are outstanding, less cash and cash equivalents on the balance sheet.

As of December 31, 2024, our actual financial ratios calculated in accordance with the Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level
Interest Charge Coverage Ratio	32.3 to 1.00	3.50 to 1.00
Maximum level
Leverage Ratio	0.00 to 1.00	3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions)

As of December 31, 2024, we were in compliance with all covenants related to the Credit Agreement.

In addition to financial ratios, the Credit Agreement contains affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreement.

Working capital (defined as current assets less current liabilities) as of December 31, 2024 was $665.6 million compared to $655.2 million as of December 31, 2023. The ratio of current assets to current liabilities was 2.6 to 1 as of December 31, 2024 and December 31, 2023. The increase in working capital is primarily related to the increase in cash and cash equivalents as a result of increased cash from operating activities.

Material Cash Requirements

We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs during 2025 and thereafter for the foreseeable future.

We anticipate investing between $45 million to $50 million in capital expenditures during 2025 to improve our manufacturing capabilities and invest in technology and other commercial and operational excellence initiatives. We also anticipate investing approximately $20 million to $25 million during 2025 related to our multi-year cloud-based SAP ERP system implementation for our Americas and APMEA regions. The SAP ERP system implementation will be a phased rollout approach over a number of years. We expect the new ERP investment will result in more efficient and scalable operational processes, provide enhanced analytics to drive improved business performance, and offer an improved customer experience.

We completed the acquisition of I-CON in a share purchase transaction funded with cash on hand on January 2, 2025. The aggregate net purchase price was approximately $70.6 million, net of cash acquired of $2.5 million, and is subject to a final post-closing working capital adjustment.

We anticipate spending approximately $20 million in the next 12 months related to the 2025 French restructuring program that was approved on February 3, 2025. For a more detailed description of our current restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K. For a more detailed description of this restructuring plan, see Note 20 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K

We intend to continue to repurchase shares of Class A common stock consistent with prior years. The repurchases are executed from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined based on our evaluation of market conditions and other factors, see Note 13 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

While we presently intend to continue to pay comparable quarterly cash dividends on both Class A and B common stock, the payment of future cash dividends depends upon our Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $12.9 million as of December 31, 2024 and $12.5 million as of December 31, 2023. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore, they do not necessarily represent future cash flow obligations.

Our contractual obligations as of December 31, 2024 are presented in the following table:

		Next	Beyond
Contractual Obligations	Total	12 Months	12 Months

	(in millions)
Long-term debt obligations, including current maturities(a)	$200.0	$—	$200.0
Operating lease obligations(b)	57.8	12.9	44.9
Finance lease obligations(c)	4.6	2.7	1.9
Pension contributions(d)	9.0	0.4	8.6
Interest(e)	17.1	9.9	7.2
2017 Tax Act Toll Tax payable(f)	8.4	8.4	—
Capital expenditures(g)	4.4	4.4	—
Purchase obligations(h)	52.0	49.8	2.2
Total	$353.3	$88.5	$264.8

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

(e) Represents the current estimate of future interest payments due on the current and estimated future drawdown requirements on the line of credit under the Credit Agreement referenced above at (a).

(f) Relates to the 2017 Tax Act one time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which was payable over a number of years.

(g) Relates to capital expenditure obligations included in the anticipated capital expenditure investment totals of $45 million to $50 million discussed above.

(h) Primarily includes $45.2 million of commodity commitments and $6.2 million relates to cost obligations for our SAP ERP system implementation program.

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

We refer to non-GAAP organic changes in financial measures, including organic net sales, organic net sales growth, organic SG&A expenses and organic segment earnings which are non-GAAP measures that exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. A reconciliation to the most closely related U.S. GAAP measure, net sales, net sales growth, SG&A and segment earnings, have been included in our discussion within “Results of Operations” above. Non-GAAP measures should be considered in addition to, and not as a replacement for or as a superior measure to U.S. GAAP measures. Management believes reporting these non-GAAP measures provide useful information to investors, potential investors and others, by facilitating easier comparisons of our performance with prior and future periods.

Adjusted operating income, adjusted operating margins, adjusted net income, and adjusted diluted earnings per share are non-GAAP measures that exclude the impact of special items which are defined as non-recurring, and unusual expenses incurred or benefits recognized in the periods presented that relate primarily to our global restructuring programs, acquisition-related costs, contingent consideration adjustment, gain or loss on sale of assets, pension settlements, other investment gains and the related income tax impacts on these items and other tax adjustments. Management believes reporting these financial measures provides useful information to investors, potential investors and others, by facilitating easier comparisons of our performance with prior and future periods.

A reconciliation of U.S. GAAP results to these adjusted non-GAAP measures is provided below (dollars in millions, except per share amounts):

	Year Ended
	December 31,	December 31,
	2024	2023

Net sales	$2,252.2	$2,056.3

Operating income	390.4	350.9
Operating margin %	17.3%	17.1%

Adjustments for special items:
Restructuring	7.2	5.5
Acquisition-related costs	14.2	11.3
Contingent consideration adjustment	—	(2.5)
Gain on sale of asset	(4.4)	—
Pension settlement	(7.8)	—

Total adjustments for special items	$9.2	$14.3

Adjusted operating income	$399.6	$365.2
Adjusted operating margin %	17.7%	17.8%

Net income	$291.2	$262.1

Adjustments for special items - tax effected:
Restructuring	5.4	4.1
Acquisition-related costs	10.7	8.3
Contingent consideration adjustment	—	(2.5)
Gain on sale of asset	(3.5)	—
Pension settlement	(5.8)	—
Other investment gain	(1.0)	—
Discrete tax items	—	5.3

Total adjustments for special items - tax effected:	$5.8	$15.2

Adjusted net income	$297.0	$277.3

Diluted earnings per share	$8.69	$7.82
Restructuring	0.16	0.12
Acquisition-related costs	0.32	0.25
Contingent consideration adjustment	—	(0.08)
Gain on sale of asset	(0.11)	—
Pension settlement	(0.17)	—
Other investment gain	(0.03)	—
Discrete tax items	—	0.16
Adjusted diluted earnings per share	$8.86	$8.27

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

A reconciliation of net cash provided by operating activities to free cash flow and a calculation of our cash conversion rate is provided below:

	Year Ended
	December 31,	December 31,
	2024	2023

	(in millions)
Net cash provided by operating activities	$361.1	$310.8
Less: additions to property, plant, and equipment	(35.3)	(29.7)
Plus: proceeds from the sale of property, plant, and equipment	5.9	—
Free cash flow	$331.7	$281.1
Net income	$291.2	$262.1
Cash conversion rate of free cash flow to net income	113.9%	107.2%

Free cash flow improved in 2024 when compared to 2023 primarily driven by higher net income including contributions from our acquisitions.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at December 31, 2024 was (12.5)% for 2024 compared to (3.5)% in 2023. The change was driven by a decrease in net debt balance primarily due to decreased long-term debt and increased cash and cash equivalents and an increase in stockholders’ equity at December 31, 2024 compared to December 31, 2023 due to higher net income. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,	December 31,
	2024	2023

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	197.0	298.3
Less: cash and cash equivalents	(386.9)	(350.1)
Net debt	$(189.9)	$(51.8)

A reconciliation of capitalization is provided below:

	December 31,	December 31,
	2024	2023

	(in millions)
Net debt	$(189.9)	$(51.8)
Total stockholders’ equity	1,707.9	1,513.3
Capitalization	$1,518.0	$1,461.5
Net debt to capitalization ratio	(12.5)%	(3.5)%

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no significant changes in our accounting policies or significant changes in our accounting estimates during 2024.

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

Inventory valuation

Inventories are stated at the lower of cost or net realizable value with costs determined primarily on a first-in, first-out basis. We evaluate the need to record adjustments for excess or obsolete inventory at least quarterly. We utilize both specific product identification and historical product demand as the basis for estimating our excess or obsolete inventory reserve. We identify all inventories that exceed a range of one to three years in sales to calculate inventory on hand that exceeds estimated demand. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. A portion of our products contain recoverable materials, therefore the excess and obsolete reserve is established net of any estimated recoverable amounts based on historical experience. Changes in market conditions, lower-than-expected customer demand or changes in technology or features could result in additional excess or obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

Accounting guidance allows us to assess goodwill for impairment utilizing either qualitative or quantitative analyses. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not the fair value of a reporting unit is greater than its carrying amount, then performing the quantitative impairment test is unnecessary.

We first identify those reporting units that we believe could pass a qualitative assessment to determine whether further impairment testing is necessary. For each reporting unit identified, our qualitative analysis includes:

1)	A review of the most recent fair value calculation to identify the extent of the cushion between fair value and carrying amount to determine if a substantial cushion existed.

2)	A review of events and circumstances that have occurred since the most recent fair value calculation to determine if those events or circumstances would have affected our previous fair value assessment. Items identified and reviewed include macroeconomic conditions, industry and market changes, cost factor changes, events that affect the reporting unit, and financial performance against expectations.

We then compile this information and make our assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine it is not more likely than not, then no further quantitative analysis is required.

In 2024, we had eight reporting units. One of the eight reporting units, Water Quality, had no goodwill. We performed a qualitative analysis for each of the remaining seven reporting units, which include Blücher, Bradley, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA.

As of October 27, 2024, our testing date, we had $721.0 million of goodwill on our balance sheet. As a result of our qualitative analyses, we determined that the fair values of the seven reporting units noted above were more likely than not greater than the carrying amounts. In 2024, we did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative analyses could result in the reporting unit fair value not exceeding the carrying amounts and could lead to impairment.

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition and we have recorded certain trademarks and trade names as indefinite-lived intangible assets. Values assigned to intangible assets are typically determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2024 impairment assessment, which occurred as of October 27, 2024, we performed a qualitative assessment for all trademarks and tradenames where the fair value significantly exceeded the carrying value in the previous quantitative assessment performed. As of the assessment, the majority of the trademarks and tradenames were expected to have annual sales growth in 2024, with a few expected to potentially have minimal sales decline in 2024 but sales growth in 2025 or future years. As a result of our qualitative analyses, we determined that the fair values of the indefinite-lived intangibles assets were more likely than not greater than the carrying amounts. If we were to perform a quantitative assessment, the methodology we employ is the relief from royalty method, a subset of the income approach. During 2024, 2023, and 2022, no impairment was recognized on our indefinite-lived intangible assets. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative and quantitative analyses could result in the trademark’s or trade name’s fair value not exceeding its carrying amount and could lead to impairment.

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

As of December 31, 2024, we decreased our valuation allowance on foreign tax credits by $4.0 million due to the reduction in related foreign tax credits. See Note 10 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S. or Canadian dollar. We use foreign currency forward exchange contracts from time to time to manage the risk related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income (loss) until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of December 31, 2024 was an asset of $0.5 million.

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

We purchase significant amounts of bronze ingot, brass rod, cast iron, stainless steel and plastic, which are utilized in manufacturing our many product lines. Our operating results can be adversely affected by changes in commodity prices, including tariffs, if we are unable to pass on related price increases to our customers. We manage this risk by monitoring related market prices, working with our suppliers to achieve the maximum level of stability in their costs and related pricing, seeking alternative supply sources when necessary and passing increases in commodity costs to our customers, to the maximum extent possible, when they occur.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a 15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in that they provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Item 9B.   OTHER INFORMATION.

(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K .

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Information about Our Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 21, 2025 is incorporated herein by reference.

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

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 21, 2025 is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 21, 2025 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024, about the shares of Class A common stock that may be issued upon the exercise of stock options, settlement of performance stock awards and vesting of deferred stock awards issued under the Company’s Third Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan as well as the number of shares remaining for future issuance under our Third Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be				available for future issuance
	issued upon exercise of		Weighted‑average exercise		under equity compensation
	outstanding options,		price of outstanding options,		plan (excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	264,857	(1)	$—	(2)	1,510,157	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	264,857	(1)	$—	(2)	1,510,157	(3)
(1)	Represents 106,116 outstanding performance stock awards and 86,418 deferred stock awards under the Third Amended and Restated 2004 Stock Incentive Plan, and 72,323 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)	No options remain outstanding as of December 31, 2024. Deferred stock awards, performance stock awards and restricted stock units do not have an exercise price.

(3)	Includes 829,213 shares available for future issuance under the Third Amended and Restated 2004 Stock Incentive Plan, and 680,944 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 21, 2025 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 21, 2025 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022	98

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Excess and obsolete inventory reserve

As discussed in Note 7 to the consolidated financial statements, the Company reported inventories of $392.1 million as of December 31, 2024, including a valuation reserve of $58.1 million, which primarily relates to reserves for excess and obsolete inventory. As discussed in Note 2, the Company’s inventories are stated at the lower of cost or net realizable value using standard costs determined primarily on a first-in, first-out method which approximates actual costs. The Company uses both specific product identification and historical product demand as the basis for estimating its excess or obsolete inventory reserve. The Company identifies all inventories that exceed a range of one to three years in sales to calculate inventory on hand that exceeds estimated demand. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. Changes in market conditions, lower-than-expected customer demand, or changes in technology or features could result in additional excess or obsolete inventory that is not saleable and could require additional inventory reserve provisions.

We identified the assessment of certain excess and obsolete inventory reserves based on historical product demand as a critical audit matter. Subjective auditor judgment was required in evaluating whether historical sales experience is indicative of future product demand, as future product demand is based on the outcome of uncertain future events.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s excess and obsolete inventory reserve estimation process, including controls related to the development of the product demand assumption. For a selection of inventory items, we compared the Company’s prior year estimate of product demand, which was primarily developed based on historical sales experience, to current year sales and other inventory movements to evaluate the assumption that historical sales experience was indicative of future product demand. We also inspected and evaluated the reasonableness of the Company’s analysis of current facts and circumstances that could impact the Company’s future product demand, based on our inquiries of management and knowledge of the Company’s business and understanding of inventory movements obtained throughout the audit.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Boston, Massachusetts

February 18, 2025

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2024	2023	2022
Net sales	$2,252.2	$2,056.3	$1,979.5
Cost of goods sold	1,190.2	1,095.4	1,105.2
GROSS PROFIT	1,062.0	960.9	874.3
Selling, general and administrative expenses	664.4	604.5	548.7
Restructuring	7.2	5.5	10.6
OPERATING INCOME	390.4	350.9	315.0
Other (income) expense:
Interest income	(8.9)	(7.2)	(0.6)
Interest expense	14.7	8.2	7.0
Other (income) expense, net	(1.4)	0.4	1.0
Total other expense	4.4	1.4	7.4
INCOME BEFORE INCOME TAXES	386.0	349.5	307.6
Provision for income taxes	94.8	87.4	56.1
NET INCOME	$291.2	$262.1	$251.5
Basic EPS
NET INCOME PER SHARE	$8.70	$7.85	$7.51
Weighted average number of shares	33.5	33.4	33.5
Diluted EPS
NET INCOME PER SHARE	$8.69	$7.82	$7.48
Weighted average number of shares	33.5	33.5	33.6
Dividends declared per share	$1.65	$1.38	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$291.2	$262.1	$251.5
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustments	(31.6)	9.7	(29.1)
Cash flow hedges	(0.7)	(3.9)	6.5
Defined benefit pension plan, net of tax:
Pension settlement, net of tax benefit of $0.2 million	(0.7)	—	—
Actuarial gain, net of tax provision of $0.2 million	—	0.7	—
Other comprehensive (loss) income	(33.0)	6.5	(22.6)
Comprehensive income	$258.2	$268.6	$228.9

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$386.9	$350.1
Trade accounts receivable, less reserve allowances of $11.9 million at December 31, 2024 and December 31, 2023	253.2	259.8
Inventories, net:
Raw materials	141.9	150.6
Work in process	16.9	20.2
Finished goods	233.3	228.5
Total Inventories	392.1	399.3
Prepaid expenses and other current assets	51.3	51.8
Total Current Assets	1,083.5	1,061.0
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	691.6	677.2
Accumulated depreciation	(436.8)	(429.0)
Property, plant and equipment, net	254.8	248.2
OTHER ASSETS:
Goodwill	715.0	693.0
Intangible assets, net	235.0	216.1
Deferred income taxes	36.4	23.6
Other, net	72.3	67.5
TOTAL ASSETS	$2,397.0	$2,309.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$148.0	$131.8
Accrued expenses and other liabilities	190.8	190.3
Accrued compensation and benefits	79.1	83.7
Total Current Liabilities	417.9	405.8
LONG-TERM DEBT	197.0	298.3
DEFERRED INCOME TAXES	10.9	13.5
OTHER NONCURRENT LIABILITIES	63.3	78.5
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,366,685 shares at December 31, 2024 and 27,352,701 shares at December 31, 2023	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,953,290 shares at December 31, 2024 and 5,958,290 shares at December 31, 2023	0.6	0.6
Additional paid-in capital	696.2	674.3
Retained earnings	1,184.8	979.1
Accumulated other comprehensive loss	(176.4)	(143.4)
Total Stockholders’ Equity	1,707.9	1,513.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,397.0	$2,309.4

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in millions, except share information)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	27,584,525	$2.8	6,024,290	$0.6	$631.2	$665.9	$(127.3)	$1,173.2
Net income	—	—	—	—	—	251.5	—	251.5
Other comprehensive loss	—	—	—	—	—	—	(22.6)	(22.6)
Comprehensive income							—	228.9
Shares of Class B common stock converted to Class A common stock	66,000	—	(66,000)	—	—	—	—	—
Shares of Class A common stock issued upon the exercise of stock options	2,325	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	18.4	—	—	18.4
Stock repurchase	(493,733)	(0.1)	—	—	—	(69.3)	—	(69.4)
Net change in restricted stock units	155,562	—	—	—	2.1	(13.3)	—	(11.2)
Common stock dividends	—	—	—	—	—	(39.5)	—	(39.5)
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	1,300.6
Net income	—	—	—	—	—	262.1	—	262.1
Other comprehensive income	—	—	—	—	—	—	6.5	6.5
Comprehensive income							—	268.6
Shares of Class A common stock issued upon the exercise of stock options	598	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	20.2	—	—	20.2
Stock repurchase	(91,622)	—	—	—	—	(16.0)	—	(16.0)
Net change in restricted stock units	129,046	—	—	—	2.1	(15.8)	—	(13.7)
Common stock dividends	—	—	—	—	—	(46.5)	—	(46.5)
Balance at December 31, 2023	27,352,701	$2.7	5,958,290	$0.6	$674.3	$979.1	$(143.4)	1,513.3
Net income	—	—	—	—	—	291.2	—	291.2
Other comprehensive loss	—	—	—	—	—	—	(33.0)	(33.0)
Comprehensive income							—	258.2
Shares of Class A common stock issued upon the exercise of stock options	364	—	—	—	—	—	—	—
Shares of Class B common stock converted to Class A common stock	5,000		(5,000)
Stock-based compensation	—	—	—	—	19.5	—	—	19.5
Stock repurchase	(85,435)	—	—	—	—	(17.0)	—	(17.0)
Net change in restricted stock units	94,055	—	—	—	2.4	(13.0)	—	(10.6)
Common stock dividends	—	—	—	—	—	(55.5)	—	(55.5)
Balance at December 31, 2024	27,366,685	$2.7	5,953,290	$0.6	$696.2	$1,184.8	$(176.4)	1,707.9

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$291.2	$262.1	$251.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.6	30.1	27.6
Amortization of intangibles	19.8	13.2	12.1
(Gain) on sale of assets, loss on disposal, impairment of long-lived asset and other	(5.2)	0.2	(0.2)
Stock-based compensation	19.5	20.2	18.4
Deferred income tax	(14.7)	(18.8)	(29.6)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	3.3	6.2	(20.0)
Inventories	13.6	27.0	(16.4)
Prepaid expenses and other assets	(9.0)	(20.6)	1.9
Accounts payable, accrued expenses and other liabilities	8.0	(8.8)	(21.3)
Net cash provided by operating activities	361.1	310.8	224.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(35.3)	(29.7)	(28.1)
Proceeds from the sale of property, plant and equipment	5.9	—	5.2
Business acquisitions, net of cash acquired	(96.3)	(313.4)	—
Other investing activity	1.0	—	—
Net cash used in investing activities	(124.7)	(343.1)	(22.9)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	240.0	85.0
Payments of long-term debt	(100.0)	(90.0)	(80.0)
Payments for withholding taxes on vested awards	(13.0)	(15.8)	(13.3)
Payments for debt issuance costs	(2.3)	—	—
Payments for finance leases and other	(2.7)	(2.8)	(4.7)
Proceeds from share transactions under employee stock plans	—	0.1	0.2
Payments to repurchase common stock	(17.0)	(16.0)	(69.4)
Dividends	(55.5)	(46.5)	(39.5)
Net cash (used in) provided by financing activities	(190.5)	69.0	(121.7)
Effect of exchange rate changes on cash and cash equivalents	(9.1)	2.6	(10.6)
INCREASE IN CASH AND CASH EQUIVALENTS	36.8	39.3	68.8
Cash and cash equivalents at beginning of year	350.1	310.8	242.0
CASH AND CASH EQUIVALENTS AT END OF YEAR	$386.9	$350.1	$310.8

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$98.5	$344.0	$—
Cash paid, net of cash acquired	96.3	313.4	—
Liabilities assumed	$2.2	$30.6	$—

Issuance of stock under management stock purchase plan	$0.4	$0.4	$0.4

CASH PAID FOR:
Interest	$12.7	$7.7	$5.7
Income taxes	$117.2	$115.7	$85.8

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

Allowance for Credit Losses

The allowance for credit losses is established to represent the Company’s best estimate of the net realizable value of the outstanding amount of receivables that it will be unable to collect. The Company developed financial asset pools that consist of business or legal entities with similar risk and economic characteristics, including types of products and customers, trade receivable characteristics, and history of credit losses on trade receivables. The development of the Company’s allowance for credit losses varies by asset pool, but in general is based on a review of past due amounts, historical write-off experience, aging trends affecting specific accounts, changes in customer payment terms, general operational factors affecting all accounts and as applicable current economic conditions and reasonable and supportable forecasted economic conditions that affect collectability. In addition, factors are developed in certain regions utilizing historical trends of sales and returns and allowances and cash discount activities to derive a reserve for returns and allowances and cash discounts. The Company also monitors the creditworthiness of the Company’s largest customers and periodically reviews customer credit limits to reduce risk. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted.

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2024, 2023 and 2022, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

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

Leases

The Company has leases for the following classes of underlying assets: real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company, as the lessee, recognizes in the consolidated balance sheets a liability to make lease payments and a right-of-use (“ROU”) asset representing the right to use the underlying asset for both finance and operating leases with a lease term longer than twelve months. The Company elected the short-term lease recognition exemption for all leases that qualify and does not recognize ROU assets or lease liabilities for short-term leases. The Company recognizes short-term lease payments on a straight-line basis over the lease term in the consolidated statements of operations.

Measuring the lease liability requires certain estimates and judgments. These estimates and judgments include how the Company determines 1) the discount rate it uses to discount the unpaid lease payments to present value; 2) the lease term; and 3) lease payments.

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

Foreign Currency Translation

The functional currency for most of the Company’s foreign subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive loss, a separate component of equity. Transaction gains and losses are included in other (income) expense, net in the consolidated statements of operations. For subsidiaries where the functional currency of the assets and liabilities differs from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments for these subsidiaries are included in other (income) expense, net in the consolidated statements of operations.

Stock-Based Compensation

The Company records compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards for restricted stock awards and deferred stock awards. Stock-based compensation expense for restricted stock awards and deferred stock awards is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The performance stock units offered by the Company to employees are amortized to expense over the vesting period, if deemed probable of achievement, and based on the Company’s performance relative to the performance goals, which may be adjusted over the attainment period. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period of the respective grant.

Cloud Computing Arrangements

The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement, during the application development stages of projects. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Implementation costs are included in “Other assets” in our Consolidated Balance Sheets. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, the Company commences amortization of the capitalized implementation costs. Amortization is included in the same line item in the Consolidated Statements of Operations as the expense for fees for the associated hosting arrangement.

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

Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The Company had interest rate swaps and foreign exchange hedges designated as cash flow hedges as of December 31, 2024. Refer to Note 17 for further details.

If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income or loss would be recognized immediately in earnings. On occasion, the Company may enter into a derivative instrument that does not qualify for hedge accounting because it is entered into to offset changes in the fair value of an underlying transaction which is required to be recognized in earnings (natural hedge). These instruments are reflected in the consolidated balance sheets at fair value with changes in fair value recognized in earnings.

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

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $85.5 million, $71.5 million and $73.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $70.4 million, $67.1 million and $59.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted this standard for its annual reporting beginning January 1, 2024 and has included the required additional disclosures in the Segment Information footnote of the consolidated financial statements for the year ending December 31, 2024.

Accounting Standard Updates

In March 2024, the Securities and Exchange Commission (“SEC”) adopted climate-related reporting rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “SEC Climate Reporting Rules”), which require the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. In April 2024, the SEC issued a stay on the rules until legal challenges to the rule are addressed, and in February 2025 the SEC requested that the court pause arguments in the case as the SEC reconsiders its position in the litigation. The Company is monitoring the legal challenges and assessing the impact of the rules on its disclosures.

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

In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures" to expand the disclosure requirements of certain expense categories included in the income statement. ASU 2024-03 is effective for our annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the Company’s financial statement disclosures.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Years Ended December 31,
	2024	2023	2022

	(in millions)
Restructuring costs:
2021 France Actions	$—	$0.4	$5.1
Other Actions	7.2	5.1	5.5
Total restructuring charges	$7.2	$5.5	$10.6

The Company recorded pre-tax restructuring in its business segments as follows:

	Years Ended December 31,
	2024	2023	2022

	(in millions)
Americas	$2.1	$2.5	$2.2
Europe	4.5	2.0	8.5
APMEA	0.6	1.0	(0.1)
Total	$7.2	$5.5	$10.6

Other Actions

The Company periodically initiates other actions that are not part of a major program. Included in “Other Actions” for the year ended December 31, 2024, were immaterial actions taken across all segments related to cost reductions actions. Also included in “Other Actions” in the Americas were the final costs related to a facility exit program approved in 2023. The program was completed in the first half of 2024 with the sale of the facility, which generated cash proceeds of $4.6 million and a gain on sale of $3.3 million. Restructuring costs primarily include severance charges related to headcount reductions across all segments and facility exit related costs in the Americas.

Included in “Other Actions” for the year ended December 31, 2023, were immaterial actions primarily taken in the Americas segment related to the approved closure of two facilities and consolidation of the related productions into existing facilities. The facility exits were substantially completed in the fourth quarter of 2023, with one facility exit completed in the first half of 2024. Total facility exit costs approximated $2.0 million. Also included in “Other Actions” for the Americas segment was $0.6 million of severance related to head count and cost reductions actions which took place in the first half of 2024.

Included in “Other Actions” for the year ended December 31, 2023, was $1.6 million of restructuring charges recognized in the Europe segment related to cost saving actions and primarily include severance costs.

Included in “Other Actions” for the year ended December 31, 2023, was $1.1 million of restructuring charges recognized in the APMEA segment related to Enware Australia Pty Ltd (“Enware”) acquisition primarily for severance costs within the Enware restructuring program. The total program costs were estimated to be $1.5 million in restructuring charges, of which the remaining $0.4 million was recognized in 2024.

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

2021 France Restructuring Actions

On June 25, 2021, the Board of Directors approved a restructuring program with respect to the Company’s operating facilities in France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Méry, France and the consolidation of that facility’s operations primarily into the Company’s facilities in Virey-le-Grand and Hautvillers, France. As of December 31, 2023, the Company had incurred all pre-tax restructuring charges related to the program, resulting in total program charges of $25.2 million, of which $20.8 million related to severance costs, $1.1 million related to legal and consultancy costs and $3.3 million related to accelerated depreciation and facility exit costs. As of December 31, 2024 all reserves related to these charges have been settled. Total net after-tax charges for this restructuring program were approximately $18.6 million. In the fourth quarter of 2022, the Company received cash proceeds from the sale of the manufacturing facility of approximately $4.3 million and recognized a pre-tax gain on sale of approximately $1.8 million. Annual cash savings, net of tax, approximated $3.0 million, and were fully realized in 2023.

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
●	Heating, ventilation and air conditioning (“HVAC”) & gas—includes commercial high efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation.
●	Drainage & water re-use—includes drainage products and engineered rainwater harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.
●	Water quality—includes point of use and point of entry water filtration, monitoring, conditioning and scale prevention systems for commercial, marine and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the Year Ended December 31, 2024
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$1,086.3	$313.0	$95.0	$1,494.3
OEM	99.7	138.1	6.4	244.2
Specialty	396.6	—	32.6	429.2
DIY	82.3	2.2	—	84.5
Total	$1,664.9	$453.3	$134.0	$2,252.2

	For the Year Ended December 31, 2024
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$1,070.9	$167.7	$118.6	$1,357.2
HVAC and Gas Products	346.2	186.3	11.7	544.2
Drainage and Water Re-use Products	143.5	95.2	2.6	241.3
Water Quality Products	104.3	4.1	1.1	109.5
Total	$1,664.9	$453.3	$134.0	$2,252.2

	For the Year Ended December 31, 2023
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$868.1	$318.8	$83.6	$1,270.5
OEM	101.0	190.7	7.3	299.0
Specialty	377.0	—	25.2	402.2
DIY	82.0	2.6	—	84.6
Total	$1,428.1	$512.1	$116.1	$2,056.3

	For the Year Ended December 31, 2023
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$885.0	$173.9	$97.1	$1,156.0
HVAC and Gas Products	332.4	248.1	15.3	595.8
Drainage and Water Re-use Products	105.3	86.2	2.7	194.2
Water Quality Products	105.4	3.9	1.0	110.3
Total	$1,428.1	$512.1	$116.1	$2,056.3

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

At times, the Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption as provided for under ASC 606, Revenue from Contracts with Customers, revenues allocated to future shipments of partially completed contracts are not disclosed.

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

The Company accounted for the transaction as a purchased business combination. During the first quarter of 2024, the Company performed the preliminary purchase price allocation for the Josam purchase, with immaterial adjustments during the remainder of fiscal year 2024 related to the final working capital and valuation adjustments. The purchase price allocation was considered substantially completed as of the third quarter of 2024, with final adjustments completed in the fourth quarter of 2024, which are not material. The acquisition resulted in the recognition of $35.1 million in goodwill and $39.4 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $33.5 million with estimated lives of 15 years and the trade name valued at $5.9 million with an indefinite life. The goodwill is attributable to the workforce of Josam and the portfolio which will allow the Company to extend its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

The following table summarizes the fair value of the assets and liabilities acquired (in millions):

Cash	$4.6
Trade accounts receivable	4.3
Inventories, net	15.0
Prepaid expenses and other current assets	0.9
Property, Plant and Equipment	7.6
Intangible assets	39.4
Goodwill	35.1
Accounts payable	(1.5)
Accrued expenses and other current liabilities	(1.8)
Purchase price	$103.6

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

Bradley is based in Menomonee Falls, WI, and has been a provider and manufacturer of commercial washroom and emergency safety products serving commercial (primarily institutional) and industrial end markets for over 100 years. Bradley offers a comprehensive product portfolio that includes plumbing fixtures, washroom accessories and emergency safety products to a diverse customer base. Bradley’s complementary portfolio will enable the Company to provide its customers with innovative water solutions, as it adds front-of-the-wall applications to its differentiated back-of-the-wall portfolio. The acquisition of Bradley is intended to align with the Company’s strategy to enhance its product offerings, drive growth and serve its customers.

Bradley’s operating results since the date of acquisition are included in the Americas segment. The Company accounted for the transaction as a purchased business combination. During the fourth quarter of 2023, the Company performed the preliminary purchase price allocation and during 2024 completed the final allocation with immaterial adjustments resulting in the adjusted recognition of $92.6 million in goodwill and $115.3 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $85.3 million with estimated lives of 15 years and the trade name valued at $30.0 million with an indefinite life. The goodwill is attributable to the workforce of Bradley and the strategic platform adjacency that will allow Watts to extend its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

The following table summarizes the fair value of the assets and liabilities acquired (in millions):

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

Supplemental pro-forma information (unaudited)

Had the Company completed the acquisition of Bradley at the beginning of 2022, net sales, net income and earnings per share would have been as follows:

	December 31,	December 31,
	2023	2022

Net Sales	$2,221.7	$2,168.3
Net Income	$266.3	$252.6
Net income per share:
Basic EPS	$7.97	$7.54
Diluted EPS	$7.95	$7.52

Net income for the years ended December 31, 2023 and December 31, 2022 was adjusted to include $6.6 million and $4.1 million, respectively, of net interest expense related to the financing, $3.3 million and $4.2 million, respectively, of net amortization expense resulting from the estimated allocation of purchase price to amortizable tangible and intangible assets, and $3.2 million and $1.3 million, respectively, of income tax expense to align the effective tax rate. Net income for the years ended December 31, 2023 and December 31, 2022 was also adjusted to exclude $4.6 million and $5.2 million, respectively, of net acquisition-related charges. The pro-forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of Bradley.

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

(6) Goodwill & Intangibles

Goodwill

The Company performs its annual goodwill impairment testing for each reporting unit as of fiscal October month-end or more frequently if there is a triggering event or circumstance that indicates an impairment loss may have occurred. As of the October 27, 2024 testing date, the Company had $721.0 million of goodwill on its balance sheet. In 2024, the Company had eight reporting units. One of these reporting units, Water Quality, had no goodwill. The Company performed a qualitative analysis for each of the remaining seven reporting units, which include Blücher, Bradley, US Drains, Fluid Solutions-Europe, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA. As a result of the qualitative analyses, the Company determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2024, 2023 and 2022, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2024 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2024	Period	2024	2024	the Period	2024	2024	2024

	(in millions)
Americas	$587.1	$31.1	$618.2	$(24.5)	$—	$(24.5)	$(0.7)	$593.0
Europe	239.8	—	239.8	(129.7)	—	(129.7)	(6.5)	103.6
APMEA	33.2	—	33.2	(12.9)	—	(12.9)	(1.9)	18.4
Total	$860.1	$31.1	$891.2	$(167.1)	$—	$(167.1)	$(9.1)	$715.0

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2023 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2023	Period	2023	2023	the Period	2023	2023	2023

	(in millions)
Americas	$490.3	$96.6	$586.9	$(24.5)	$—	$(24.5)	$0.2	$562.6
Europe	236.7	—	236.7	(129.7)	—	(129.7)	3.1	110.1
APMEA	32.5	0.9	33.4	(12.9)	—	(12.9)	(0.2)	20.3
Total	$759.5	$97.5	$857.0	$(167.1)	$—	$(167.1)	$3.1	$693.0

During the year ended December 31, 2024, the Company completed the acquisition of Josam, resulting in $35.1 million of goodwill, and made adjustments to the purchase price allocation of Bradley, resulting in a $4.0 million reduction in goodwill, both within the Americas region. The final working capital adjustments for the two acquisitions were completed in 2024.

Long-Lived Assets

Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is “more likely than not” that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. In 2024, the Company performed a qualitative assessment for all tradenames, and in 2023, the Company performed a combination of qualitative and quantitative assessments. Based on the results of the assessments, the Company did not recognize an impairment on any indefinite-lived intangibles in 2024 or 2023.

Intangible assets with estimable lives and other long-lived assets are reviewed for potential indicators of impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted pre-tax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pre-tax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows. In 2024 and 2023, there were no indications of the carrying amounts of intangible assets with estimable lives not being recoverable. In 2022, the Company recognized a $1.3 million impairment charge for an amortizable technology asset. The impairment was recognized within the Americas segment and due to changes in market expectations indicated the carrying amount of the asset was no longer recoverable.

Intangible assets include the following:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	251.9	(100.6)	151.3	218.0	(85.3)	132.7
Technology	53.2	(47.8)	5.4	53.2	(44.2)	9.0
Trade names	20.6	(13.0)	7.6	20.8	(12.3)	8.5
Other	1.1	(0.8)	0.3	1.1	(0.7)	0.4
Total amortizable intangibles	331.8	(167.2)	164.6	298.1	(147.5)	150.6
Indefinite-lived intangible assets	70.4	—	70.4	65.5	—	65.5
	$402.2	$(167.2)	$235.0	$363.6	$(147.5)	$216.1

During the year ended December 31, 2024, the Company acquired $39.4 million in intangible assets as part of the Josam acquisition, consisting of customer relationships valued at $33.5 million, with an estimated useful life of 15 years, and an indefinite-lived trade name of $5.9 million.

Aggregate amortization expense for amortized intangible assets for 2024, 2023 and 2022 was $19.8 million, $13.2 million and $12.1 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $18.2 million for 2025, $17.8 million for 2026, $16.1 million for 2027, $15.8 million for 2028 and $15.6 million for 2029. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.1 years. Customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 11.9 years, 3.5 years, 10.2 years and 21.4 years, respectively. Indefinite-lived intangible assets include trade names and trademarks.

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2024	2023

	(in millions)
Raw materials	$141.9	$150.6
Work-in-process	16.9	20.2
Finished goods	233.3	228.5
	$392.1	$399.3

Raw materials, work-in-process and finished goods are net of valuation reserves of $58.1 million and $48.2 million as of December 31, 2024 and 2023, respectively. The valuation reserve was primarily related to excess and obsolete inventory reserve of $54.2 million and $45.1 million as of December 31, 2024 and 2023, respectively. Finished goods of $18.9 million and $19.8 million as of December 31, 2024 and 2023, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2024	2023

	(in millions)
Land	$15.3	$15.2
Buildings and improvements	216.0	212.1
Machinery and equipment	438.3	435.5
Construction in progress	22.0	14.4
Property, plant and equipment, at cost	691.6	677.2
Accumulated depreciation	(436.8)	(429.0)
Property, plant, and equipment, net	$254.8	$248.2

(9) Leases

The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 88% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed and variable lease payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

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

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(in millions)	(in millions)
Operating Leases (1)
Real estate	$39.4	$45.9
Automobile	4.1	3.6
Machinery and equipment	1.4	0.7
Total operating lease ROU Asset	$44.9	$50.2

Finance Leases (2)
Machinery and equipment	$10.9	9.4
Automobile	0.1	0.1
Less: Accumulated depreciation	(6.8)	(7.1)
Finance Leases, net	$4.2	$2.4
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The maturity of the Company’s operating and finance lease liabilities as of December 31, 2024 was as follows:

	December 31, 2024
	Operating Leases	Finance Leases

	(in millions)
2025	$12.9	$2.7
2026	9.6	1.0
2027	7.1	0.4
2028	6.2	0.3
2029	5.1	0.1
Thereafter	16.9	0.1
Total undiscounted minimum lease payments	$57.8	$4.6
Less imputed interest	8.5	0.3
Total lease liabilities	$49.3	$4.3
Included in the consolidated balance sheet
Current lease liabilities (included in accrued expenses and other liabilities)	11.2	2.5
Non-Current lease liabilities (included in other non-current liabilities)	38.1	1.8
Total lease liabilities	$49.3	$4.3

The total lease cost consisted of the following amounts:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	(in millions)	(in millions)
Operating lease cost	$14.1	$11.8
Amortization of finance lease right-of-use assets	2.9	2.8
Interest on finance lease liabilities	0.3	0.1
Short-term lease cost	—	0.2
Sublease (income)	(0.6)	(0.3)
Variable lease cost	7.2	5.5
Total lease cost	$23.9	$20.1

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	December 31, 2024	December 31, 2023
	(in millions)	(in millions)
Operating cash flows for operating leases	$13.4	$12.0
Operating cash flows for finance leases	0.2	0.1
Financing cash flows for finance leases	2.8	2.9
Total cash paid for amounts included in the measurement of lease liabilities	16.4	15.0
Finance lease liabilities arising from obtaining right-of-use assets	4.4	1.3
Operating lease liabilities arising from obtaining right-of-use assets	7.5	17.4

The following summarizes additional information related to operating and finance leases:

	December 31, 2024		December 31, 2023
Weighted-average remaining lease term - finance leases	2.5	years	2.9	years
Weighted-average remaining lease term - operating leases	6.8	years	7.4	years
Weighted-average discount rate - finance leases	5.7%		3.3%
Weighted-average discount rate - operating leases	4.4%		4.2%

(10) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2024	2023

	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$26.5	$27.8
Intangibles	43.7	48.6
Goodwill	2.2	—
Foreign earnings	1.0	2.6
Operating lease ROU assets	8.6	10.7
Other	5.4	4.9
Total deferred tax liabilities	87.4	94.6
Deferred income tax assets:
Accrued expenses	12.5	11.1
Product liability	5.0	5.2
Operating lease liabilities	9.3	11.0
Stock based compensation	6.2	6.1
Foreign tax credits	13.5	17.4
Net operating loss carry forward	5.2	6.7
Capital loss carry forward	1.6	1.6
Inventory reserves	14.9	14.8
Intangibles	10.5	12.3
Goodwill	—	1.0
Capitalized R&D	41.7	29.7
Other	12.1	11.6
Total deferred tax assets	132.5	128.5
Less: valuation allowance	(19.6)	(23.8)
Net deferred tax assets	112.9	104.7
Net deferred tax assets	$25.5	$10.1

The provision for income taxes is based on the following pre-tax income:

	Years Ended December 31,
	2024	2023	2022

	(in millions)
Domestic	$270.3	$228.2	$204.3
Foreign	115.7	121.3	103.3
	$386.0	$349.5	$307.6

The provision for income taxes consists of the following:

	Years Ended December 31,
	2024	2023	2022

	(in millions)
Current tax expense:
Federal	$62.5	$54.6	$51.0
Foreign	31.9	35.6	23.2
State	15.3	15.8	11.5
	109.7	106.0	85.7
Deferred tax expense (benefit):
Federal	(11.8)	(14.7)	(12.1)
Foreign	(1.2)	0.2	(13.7)
State	(1.9)	(4.1)	(3.8)
	(14.9)	(18.6)	(29.6)
Provision for income taxes	$94.8	$87.4	$56.1

Actual income taxes reported are different than what would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for these differences are as follows:

	Years Ended December 31,
	2024	2023	2022

	(in millions)
Computed expected federal income expense	$81.1	$73.4	$64.6
State income taxes, net of federal tax benefit	10.6	9.3	6.8
Foreign tax rate differential	3.2	4.3	3.5
Restructuring of manufacturing supply chain operations	—	—	(16.1)
Valuation allowance	(4.0)	3.5	0.4
One time repatriation	3.1	1.2	—
Unrecognized tax benefits, net	1.2	1.4	(1.0)
Other, net	(0.4)	(5.7)	(2.1)
	$94.8	$87.4	$56.1

In 2022, to further align the new supply chain structure with developments, the Company modified the restructuring of its Mexican manufacturing supply chain operations which resulted in the recognition of a $16.1 million deferred tax asset which is being amortized over 10 years.

At December 31, 2024, the Company had foreign and domestic net operating loss carry forwards of $22.6 million and $0.6 million, respectively, for income tax purposes before considering valuation allowances; $22.6 million of the foreign losses can be carried forward indefinitely, $0.6 million of the domestic losses expire between 2035 and 2040. The net operating losses consist of $22.6 million related to Austrian operations and $0.6 million related to United States operations.

At December 31, 2024, the Company had a U.S. capital loss carry forward of $1.6 million before considering valuation allowances that will expire in 2025.

At December 31, 2024 and 2023, the Company had foreign tax credit carry forwards of $13.5 million and $17.4 million, respectively, for income tax purposes before considering valuation allowances. The foreign tax credit carryforwards expire between 2027 and 2033.

At December 31, 2024 and 2023, the Company had valuation allowances of $19.6 million and $23.8 million, respectively. At December 31, 2024, $12.8 million related to foreign tax credits, $5.1 million related to Austrian net operating losses, and $1.6 million related to the domestic capital loss carry forward. At December 31, 2023, $16.8 million related to foreign tax credits, $5.4 million related to Austrian net operating losses, and $1.6 million related to the domestic capital loss carry forward. Management believes that the ability of the Company to use such foreign tax credits and losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

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

Unrecognized Tax Benefits

As of December 31, 2024, the Company had gross unrecognized tax benefits of approximately $4.9 million, approximately $4.7 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of allowable correlative adjustments that are available for certain jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2024	$8.6
Increases related to prior year tax positions	0.8
Decreases related to current year tax positions	(3.2)
Decreases due to lapse in statutes	(1.2)
Currency movement	(0.1)
Balance at December 31, 2024	$4.9

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2024 may decrease by $0.2 million to $0.5 million in the next twelve months, as a result of lapses in statutes of limitations and settlements of $0.1 million to $0.4 million which, if recognized, would affect the effective tax rate.

The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., France, Germany, Italy and Canada. The statute of limitations in the U.S. is subject to tax examination for 2021 and later; France, Germany, Italy and Canada are subject to tax examination for 2018 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state, local or international jurisdictions for tax years before 2018.

The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

(11) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2024	2023

	(in millions)
Commissions and sales incentives payable	$56.2	$58.8
Product liability	20.7	21.7
Other	98.6	87.9
Income taxes payable	15.3	21.9
	$190.8	$190.3

(12) Financing Arrangements

The Company’s debt consists of the following:

	December 31,
	2024	2023

	(in millions)
Line of Credit due July 2029	$200.0	300.0
Less debt issuance costs (deduction from debt liability)	(3.0)	(1.7)
Total long-term debt	$197.0	$298.3

Principal payments during each of the next five years are due as follows (in millions): 2025: $0; 2026: $0; 2027: $0; 2028: $0; 2029: $200.0.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2024, the Company had drawn down $200.0 million on this line of credit and had $12.9 million in letters of credit outstanding, which resulted in $587.1 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to the Company’s consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2024 was 5.64%. The weighted average interest rate on debt outstanding inclusive of the interest rate swaps discussed in Note 17 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2024 was 4.07%. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. The Credit Agreement contains an expansion option of $400.0 million. As of December 31, 2024, the Company was in compliance with these financial covenants.

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

(13) Earnings per Share and Stock Repurchase Program

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holder. As of December 31, 2024, the Company had reserved a total of 1,775,014 shares of Class A common stock for issuance under its stock-based compensation plans and 5,953,290 shares for conversion of Class B common stock to Class A common stock.

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share assumes the conversion of all dilutive securities.

Net income and the number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2024			2023			2022
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(Amounts in millions, except per share information)
Basic EPS	$291.2	33.5	$8.70	$262.1	33.4	$7.85	$251.5	33.5	$7.51
Dilutive securities, principally common stock options	—	—	(0.01)	—	0.1	(0.03)	—	0.1	(0.03)
Diluted EPS	$291.2	33.5	$8.69	$262.1	33.5	$7.82	$251.5	33.6	$7.48

On February 6, 2019, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. On July 31, 2023, the Board of Directors authorized a new stock repurchase program of up to $150 million of the Company’s Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased under both stock repurchase programs when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase programs may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase programs. The 2019 stock repurchase program was completed in 2024 after the Company expended the remainder of the $150 million authorized under the program. As of December 31, 2024, there was approximately $144.9 million remaining authorized for share repurchases under the 2023 repurchase program.

For the years ended December 31, 2024, 2023 and 2022, the Company repurchased 85,435 shares for $17.0 million, 91,622 shares for $16.0 million and 493,733 shares for $69.4 million, respectively.

(14) Stock-Based Compensation

As of December 31, 2024, the Company maintains one stock incentive plan, the Third Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”). At December 31, 2024, 829,213 shares of Class A common stock were available for future grants of new equity awards under this plan. The Company currently grants deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. The Company also previously granted shares of restricted stock to key employees. Stock awards to non-employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred stock awards typically vest over a three-year period at the rate of one-third per year. The shares that are subject to restricted stock awards are outstanding upon grant of the restricted stock awards whereas the shares that are subject to deferred stock awards are outstanding only upon vesting and settlement of the deferred stock award. The restricted stock awards and deferred stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted performance stock units in 2024, 2023 and 2022. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (ROIC) for the third year of the performance period.

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

In 2015, the Company stopped granting stock options as part of its annual equity awards to employees. No options remain outstanding as of December 31, 2024.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2024, 680,944 shares of Class A common stock were available for future grants under the Company’s Management Stock Purchase Plan.

2004 Stock Incentive Plan

The following is a summary of unvested restricted stock and deferred stock awards activity and related information:

	Years Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	93	$149.96	121	$121.39	138	$97.43
Granted	44	202.03	51	167.39	64	143.86
Vested	(47)	144.02	(76)	112.65	(78)	94.33
Cancelled/Forfeitures	(4)	169.90	(3)	139.46	(3)	120.31
Unvested at end of year	86	$179.08	93	$149.96	121	$121.39

The total fair value of shares vested during 2024, 2023 and 2022 was $10.8 million, $12.7 million and $11.1 million, respectively. At December 31, 2024, total unrecognized compensation cost related to unvested restricted stock and deferred stock awards was approximately $4.5 million with a total weighted average remaining term of 1.40 years. For 2024, 2023 and 2022, the Company recognized compensation costs of $10.7 million, $9.3 million and $7.7 million, respectively.

The aggregate intrinsic value of restricted stock and deferred shares granted and outstanding approximated $17.6 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $203.30 as of December 31, 2024.

The following is a summary of unvested performance stock award activity and related information:

	Years Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	113	$142.53	146	$107.29	178	$88.32
Granted	79	162.23	99	106.37	108	102.98
Vested	(80)	122.88	(125)	73.62	(136)	78.82
Cancelled/Forfeitures	(6)	174.85	(7)	132.14	(4)	110.43
Unvested at end of year	106	$170.42	113	$142.53	146	$107.29

The granted and vested shares activity include any adjustments required based on performance goal attainment on vesting. The total fair value of shares vested during 2024, 2023 and 2022 was $16.6 million, $21.1 million and $20.4 million, respectively. At December 31, 2024, total unrecognized compensation cost related to unvested performance stock awards was approximately $8.0 million with a total weighted average remaining term of 1.53 years. For 2024, 2023 and 2022, the Company recognized compensation costs of $7.5 million, $9.7 million and $9.8 million, respectively.

The aggregate intrinsic value of performance shares granted and outstanding approximated $21.6 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $203.30 as of December 31, 2024.

Management Stock Purchase Plan

Total unrecognized compensation cost related to unvested RSUs was approximately $1.7 million at December 31, 2024 with a total weighted average remaining term of 1.40 years. For 2024, 2023 and 2022, the Company recognized compensation cost of $1.3 million, $1.2 million, and $0.9 million, respectively. Dividends declared for RSUs that are paid to individuals but remain unpaid and accrued at December 31, 2024 totaled approximately $0.1 million.

A summary of the Company’s RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2024			2023		2022
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Purchase	Intrinsic		Purchase		Purchase
	RSUs	Price	Value	RSUs	Price	RSUs	Price

	(RSUs in thousands)
Outstanding at beginning of year	77	$114.93		77	$94.78	85	$75.34
Granted	20	163.23		26	130.27	29	115.14
Settled	(23)	97.80		(25)	66.94	(35)	64.15
Cancelled/Forfeitures	(2)	139.60		(1)	124.04	(2)	92.09
Outstanding at end of year	72	$133.34	$69.96	77	$114.93	77	$94.78
Vested at end of year	25	$119.73	$83.57	23	$104.17	24	$77.69

As of December 31, 2024, the aggregate intrinsic values of outstanding and vested RSUs were approximately $5.1 million and $2.1 million, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $203.30 as of December 31, 2024, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2024, 2023 and 2022 was approximately $2.1 million, $2.4 million and $2.7 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2024:

	RSUs Outstanding		RSUs Vested
		Weighted Average		Weighted Average
	Number	Purchase	Number	Purchase
Range of Purchase Prices	Outstanding	Price	Vested	Price

	(RSUs in thousands)
$97.28-$115.14	28	$115.14	17	$115.14
$115.15-$130.27	25	130.27	8	130.27
$130.28-$163.23	19	163.23	—	—
	72	$133.34	25	$119.73

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

The above assumptions were used to determine the weighted average grant-date fair value of RSUs granted of $68.94, $57.50 and $47.26 during 2024, 2023 and 2022, respectively.

At December 31, 2024, the Company had total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $14.1 million and a total weighted average remaining term of 1.47 years. For 2024, 2023 and 2022, the Company recognized compensation costs related to stock-based programs of $19.5 million, $20.2 million, and $18.4 million, respectively. For 2024, 2023 and 2022, stock compensation expense of $0.9 million, $1.5 million and $1.3 million, respectively, was recorded in cost of goods sold and $18.6 million, $18.7 million and $17.1 million, respectively, was recorded in selling, general and administrative expenses. For 2024, 2023 and 2022, the Company recorded $2.6 million, $2.9 million and $2.8 million, respectively, of tax benefit for its other stock-based plans. For 2024, 2023 and 2022, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.46, $0.47 and $0.43, respectively.

(15) Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. The Company provides a base contribution of 2% of an employee’s salary, regardless of whether the employee elects to contribute to the plan. Further, the Company matches 100% of employee contributions of up to the first 4% of eligible compensation. The Company’s match contributions for the years ended December 31, 2024, 2023 and 2022, were $8.5 million, $8.1 million and $7.6 million, respectively. Charges for Europe pension plans approximated $4.0 million, $3.3 million and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

With the acquisition of Bradley on October 23, 2023, the Company acquired the defined benefit retirement plan (the “Pension Plan”) of Bradley. The Pension Plan was frozen effective September 30, 2011, and the Pension Plan pension benefit obligation (“PBO”) was close to fully funded prior to the acquisition date. The Company terminated the Pension Plan with a plan termination effective date of December 31, 2023. As a result of the plan termination, and similar to the acquisition opening balance sheet liability, the December 31, 2023 balance sheet liability was calculated on a termination basis by valuing the PBO on a going concern basis using the Pension Plan cash flows and a spot curve as of December 31, 2023 conditions, for assumed lump sum election rates, lump sum cost, and insurer premium.

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

The settlement resulted in a reduction to the projected benefit obligation and a corresponding decrease to plan assets. This transfer of the benefit obligation triggered settlement accounting which required immediate recognition of the cumulative actuarial gains of $0.9 million that were previously recorded in accumulated other comprehensive loss, which were recognized in selling, general and administrative expenses for the year ended December 31, 2024. The associated deferred tax liability of $0.2 million that was previously recorded in accumulated other comprehensive loss and recorded within long term deferred tax liabilities was reversed in the quarter ended September 29, 2024. Pension Plan assets exceeded the benefit obligations at the date of settlement, which resulted in the Company recognizing a surplus asset and a non-cash settlement pre-tax gain of $7.8 million in the third quarter of 2024. The gain was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The surplus plan asset was recognized in prepaid expenses and other current assets and is expected to be settled in cash in the next twenty-four months after the requirements to distribute surplus assets are met in 2025.

The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets are as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

	(in millions)
Change in projected benefit obligation
Balance at beginning of period	$73.5	$68.0
Service cost	—	—
Administration costs paid	—	—
Interest cost	1.9	0.7
Actuarial loss (gain)	(6.3)	5.5
Annuity benefits paid	(4.1)	(0.7)
Lump sum benefits paid	(15.0)	—
Annuity sale to insurer	(50.0)	—
Balance at end of year	$—	$73.5
Change in fair value of plan assets
Balance at beginning of period	$74.4	$67.9
Actual gain (loss) on plan assets	2.5	7.2
Employer contributions	—	—
Administration costs paid	—	—
Annuity benefits paid	(4.1)	(0.7)
Lump sum settlement benefits paid	(15.0)	—
Annuity settlement sale to insurer	(50.0)	—
Transfer surplus assets	(7.8)	—
Fair value of plan assets at end of the year	$—	$74.4
Funded (underfunded) status at end of year	$—	$0.9

Amounts recognized in the consolidated balance sheets are as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Current liabilities	$—	$—
Noncurrent assets (liabilities)	—	0.9
Net amount recognized	$—	$0.9

Amounts recognized in accumulated other comprehensive loss consist of:

	December 31, 2024	December 31, 2023

	(in millions)
Net actuarial gain recognized	$(6.9)	$(0.9)
Settlement gain	7.8	—
Change in period	$0.9	$(0.9)

The components of net periodic benefit income are as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

	(in millions)
Service cost - benefits earned	$—	$—
Interest costs on benefit obligation	1.9	0.7
Expected return on plan assets	(2.0)	(0.7)
Settlement gain	$(7.8)	$—
Net periodic benefit income	$(7.9)	$—

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	December 31, 2024		December 31, 2023

	(in millions)
Discount rate	N/A	%	4.64%

Weighted-average assumptions used to determine net periodic benefit costs:

	December 31, 2024	December 31, 2023

	(in millions)
Discount rate	4.64%	5.36%
Long-term rate of return on plan assets	4.64%	5.60%

Discount rates were selected based upon rates of return assuming a plan termination basis as of December 31, 2023. The discount rate selected was the equivalent rate for the estimated settlement liability. In selecting the expected long-term rate of return on plan assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plan.

Plan assets

The Company’s investment policies employed an approach at the end of fiscal year 2023 to better match the asset allocation to the liability duration due to the asset and liability transfer and plan settlement later in fiscal year 2024. A mix of cash and fixed income investments were used to align to the expected liability settlement and equity investments were no longer part of the portfolio. Fixed income investments consist of domestic and international corporate notes, federal and state treasury notes, and money market funds. Investment and market risk are measured and monitored on an going basis.

The weighted average plan asset allocations by asset category at December 31, 2023 were as follows:

Asset Category
Cash	39%
Equity	-
Fixed Income	61
Total	100%

The following tables present the investments in the Pension Plan measured at fair value at December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash	$28.9	$—	$—	$28.9
Fixed income securities
Corporate notes	—	31.7	—	31.7
Treasury notes	12.7	—	—	12.7
Other investments(a)	1.7	—	—	1.7
Total investments	$43.3	$31.7	$—	$75.0
(a)	Includes Aetna Co. Annuity Contract and accrued interest and dividends

Cash flows

The information related to the Company’s pension funds cash flow is as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

	(in millions)
Employer contributions	$—	$—
Benefit payments	4.1	0.7
Lump sum settlement benefits paid	15.0	—
Annuity settlement sale to insurer	50.0	—

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

Under the FASB-issued ASC 450, Contingencies, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight”. Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

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

As of December 31, 2024, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $4.9 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

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

Environmental Remediation

The Company has been named as a potentially responsible party (“PRP”) with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site, as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. The Company accrues estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of clean-up required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. The Company recognizes changes in estimates as new remediation requirements are defined or as new information becomes available.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a PRP for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA both issued comments on the draft FS. The Group provided responses to the Agency comments on December 1, 2023. The deadline for submission of the revised FS report has been deferred with USEPA’s consent until all Agency comments are resolved. Comments and final approval from the USEPA are required to complete the FS process. USEPA has identified the second quarter of 2026 as its targeted milestone for completion of the FS and for the Agency’s selection of a remedy.

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

Asbestos Litigation

The Company is defending lawsuits in different jurisdictions alleging injury or death as a result of exposure to asbestos. The complaints in these cases typically name a large number of defendants and do not identify any particular Company products as a source of asbestos exposure. To date, discovery has failed to yield evidence of substantial exposure to any Company products and no judgments have been entered against the Company. Based on information currently known to it, management believes that these matters are not likely to have a material adverse effect on the business or financial condition of the Company, or to have a material adverse effect on the Company’s operating results for any particular period.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities, contingent consideration and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at December 31, 2024 and December 31, 2023:

	Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swap(2)	$3.8	$—	$3.8	$—
Designated foreign currency hedges(3)	$0.5	$—	$0.5	$—
Total assets	$6.8	$2.5	$4.3	$—
Liabilities
Plan liability for deferred compensation(4)	$2.5	$2.5	$—	$—
Interest rate swap(5)	$1.0	$—	$1.0	$—
Total liabilities	$3.5	$2.5	$1.0	$—

	Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.3	$2.3	$—	$—
Interest rate swap(2)	$6.5	$—	$6.5	$—
Total assets	$8.8	$2.3	$6.5	$—
Liabilities
Plan liability for deferred compensation(4)	$2.3	$2.3	$—	$—
Interest rate swap(5)	$2.0	$—	$2.0	$—
Designated foreign currency hedges(3)	$0.2	$—	$0.2	$—
Total liabilities	$4.5	$2.3	$2.2	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	As of December 31, 2024, $2.9 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $0.9 million classified in other assets (other, net).

(3)	Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(4)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(5)	As of December 31, 2024, $0.7 million classified in accrued expenses and other liabilities on the Company’s consolidated balance sheet and $0.3 million classified in other noncurrent liabilities.

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

Interest Rate Swaps

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps mature on March 30, 2026. The Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company does not hold or issue interest rate swaps for trading purposes. The swaps are designated as cash flow hedges. For the years ended December 31, 2024 and 2023, a net loss of $1.2 million and $3.6 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swaps that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, and the Chinese yuan. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging Canadian dollar to U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. As of December 31, 2024, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive (loss) income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive (loss) income will be reclassified to earnings.

The notional amounts outstanding as of December 31, 2024 for the Canadian dollar to U.S. dollar contracts was $15.1 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of December 31, 2024 was an asset of $0.5 million. As of December 31, 2024, the amount expected to be reclassified into cost of goods sold from other comprehensive (loss) income in the next twelve months is a gain of $0.2 million.

(18) Segment Information

The Company adopted ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” for its annual reporting beginning January 1, 2024. The Company discloses segment information on the same basis that the Chief Executive Officer, the Company’s chief operating decision-maker (“CODM”), manages the segments, evaluates financial results and makes key operating decisions to allocate investments and resources. The Company operates in three geographic and reportable segments: Americas, Europe, and APMEA. Each of these segments sells similar products and solutions and has separate financial results that are reviewed by the CODM. Each segment earns revenue and income almost exclusively from the sale of the Company’s products. The Company sells its products into various end markets around the world with sales by region based upon location of the entity recording the sale. See Note 4 for further detail on sales by region of the product categories. The accounting policies for each segment are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

In the fourth quarter of 2024, the Company’s segment performance measure was changed to segment earnings as this is the performance measure used by the CODM in assessing segment performance and deciding how to allocate resources. Prior to the fourth quarter of 2024, the Company’s segment performance measure was operating income (loss). Segment earnings excludes the impact of special items defined as non-recurring, and unusual items such as restructuring costs, acquisition-related costs, gain or loss on sale of assets, pension settlements and contingent consideration adjustments. The CODM uses segment earnings for insight into underlying trends comparing past financial performance with current performance by reporting segment on a consistent basis.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated financial statements:

	For the Year Ended December 31, 2024
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,664.9	$453.3	$134.0	$2,252.2
Intersegment sales	8.9	23.0	84.7	116.6
Total segment net sales	$1,673.8	$476.3	$218.7	$2,368.8
Reconciliation of net sales
Elimination of intersegment sales				(116.6)
Total consolidated net sales				$2,252.2
Less (a)
Segment cost of goods sold	831.5	312.6	154.3
Segment selling, general and administrative	409.5	99.6	37.2
Segment research and development	56.8	10.9	2.7
Segment earnings	376.0	53.2	24.5	453.7

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(7.5)
Corporate operating loss (c)				(55.8)
Consolidated operating income				390.4
Interest income				(8.9)
Interest expense				14.7
Other income, net				(1.4)
Income before income taxes				$386.0

	For the Year Ended December 31, 2023
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,428.1	$512.1	$116.1	$2,056.3
Intersegment sales	7.9	24.7	85.2	117.8
Total segment net sales	$1,436.0	$536.8	$201.3	$2,174.1
Reconciliation of net sales
Elimination of intersegment sales				(117.8)
Total consolidated net sales				$2,056.3
Less (a)
Segment cost of goods sold	709.6	353.9	146.0
Segment selling, general and administrative	342.5	100.7	34.2
Segment research and development	55.4	9.8	1.8
Segment earnings	328.5	72.4	19.3	420.2

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(8.5)
Corporate operating loss (c)				(60.8)
Consolidated operating income				350.9
Interest income				(7.2)
Interest expense				8.2
Other expense, net				0.4
Income before income taxes				$349.5

	For the Year Ended December 31, 2022
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,390.0	$499.1	$90.4	$1,979.5
Intersegment sales	11.1	24.7	71.4	107.2
Total segment net sales	$1,401.1	$523.8	$161.8	$2,086.7
Reconciliation of net sales
Elimination of intersegment sales				(107.2)
Total consolidated net sales				$1,979.5
Less (a)
Segment cost of goods sold	743.0	348.8	120.3
Segment selling, general and administrative	322.2	93.3	26.3
Segment research and development	49.8	8.3	1.3
Segment earnings	286.1	73.4	13.9	373.4

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(8.8)
Corporate operating loss (c)				(49.6)
Consolidated operating income				315.0
Interest income				(0.6)
Interest expense				7.0
Other expense, net				1.0
Income before income taxes				$307.6
(a)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM. Significant segment expenses exclude certain expenses incurred and benefits recognized, see footnote (b). Intersegment expenses are included within the amounts shown.

(b)	Segment special items are excluded from segment earnings and defined as nonrecurring and unusual expenses incurred or benefits recognized such as restructuring costs, acquisition-related costs, gain or loss on sale of assets, pension settlements and contingent consideration adjustments.

(c)	Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs. Corporate special items are included within the amounts shown and consist of acquisition-related costs.

	For the Years Ended December 31,
	2024	2023	2022

	(in millions)
Capital expenditures
Americas	$23.8	$20.8	$16.2
Europe	9.6	8.0	11.2
APMEA	1.9	0.9	0.7
Consolidated capital expenditures	$35.3	$29.7	$28.1
Depreciation and amortization
Americas	$42.9	$31.5	$27.4
Europe	9.2	9.6	10.3
APMEA	2.3	2.2	2.0
Consolidated depreciation and amortization	$54.4	$43.3	$39.7

Identifiable assets (at end of period)
Americas	$1,728.0	$1,605.7	$1,222.8
Europe	534.1	569.1	583.5
APMEA	134.9	134.6	124.6
Consolidated identifiable assets	$2,397.0	$2,309.4	$1,930.9
Property, plant and equipment, net (at end of period)
Americas	$182.9	$174.0	$124.1
Europe	67.0	69.9	68.4
APMEA	4.9	4.3	4.3
Consolidated property, plant and equipment, net	$254.8	$248.2	$196.8

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	December 31,
	2024	2023	2022

	(in millions)
U.S. net sales	$1,558.5	$1,324.4	$1,301.2
U.S. property, plant and equipment, net (at end of year)	$170.9	$161.5	$119.0

(19) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

				Accumulated
	Foreign			Other
	Currency	Pension	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges (1)	Loss

	(in millions)

Balance December 31, 2022	$(157.0)	$—	$7.1	$(149.9)
Change in period	9.7	0.7	(3.9)	6.5
Balance December 31, 2023	$(147.3)	$0.7	$3.2	$(143.4)
Change in period	(31.6)	(0.7)	(0.7)	(33.0)
Balance December 31, 2024	$(178.9)	$—	$2.5	$(176.4)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 17 for further details.

(20) Subsequent Events

On February 3, 2025, the Board of Directors authorized a restructuring program with respect to the Company’s operating facility in Hautvillers, France. The restructuring program includes the shutdown of the foundry at the Company’s manufacturing facility in Hautvillers, France and to relocate the facility’s other production activities primarily to the Company’s other facilities in France and other locations in Europe. The program is expected to include pre-tax charges totaling approximately $22 million, including costs for severance, relocation, facility exit and clean-up and certain asset write-downs, and result in the elimination of approximately 96 positions at the Hautvillers, France facility. Severance costs make up the majority of the program costs and are estimated to approximate $18 million. As a result of the facility consolidations the net headcount reduction in France is expected to be approximately 68 positions. Total net after-tax charges for this restructuring program are expected to be approximately $16 million, of which non-cash charges are immaterial, with costs being incurred through the end of 2026, at which time the restructuring program is expected to be completed. The Company expects to spend approximately $1 million in capital expenditures to consolidate operations.

On February 3, 2025, the Company declared a quarterly dividend of forty-three cents ($0.43) per share on each outstanding share of Class A common stock and Class B common stock payable on March 14, 2025 to stockholders of record on February 28, 2025.

Business Acquisition

On January 2, 2025, the Company completed the acquisition of I-CON Systems (“I-CON”) in a share purchase transaction funded with cash on hand. The aggregate net purchase price was approximately $70.6 million, net of cash of $2.5 million, and is subject to a final post-closing working capital adjustment. I-CON is headquartered in Oviedo, Florida, and is a leading designer and manufacturer of intelligent plumbing controls, addressing the unique challenges of water management in correctional facilities. The Company will account for the transaction as a business combination in the first quarter of 2025.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At	Additions	Foreign		Balance At
	Beginning of	Charged To	Exchange/Acquisitions		End of
	Period	Expense	Impact	Deductions	Period
Year Ended December 31, 2022
Accounts Receivable Reserve Allowances	$10.3	5.2	(0.3)	(4.5)	$10.7
Reserve for excess and obsolete inventories	$33.0	17.5	(0.9)	(10.1)	$39.5
Year Ended December 31, 2023
Accounts Receivable Reserve Allowances	$10.7	4.0	1.7	(4.5)	$11.9
Reserve for excess and obsolete inventories	$39.5	16.3	5.9	(16.6)	$45.1
Year Ended December 31, 2024
Accounts Receivable Reserve Allowances	$11.9	6.5	(0.1)	(6.4)	$11.9
Reserve for excess and obsolete inventories	$45.1	21.4	0.3	(12.6)	$54.2

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2023 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2023 (File No. 001-11499).
4†	Description of the Registrant’s Class A Common Stock.
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
10.8*

Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-11499).

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

Exhibit No.	Description
10.15*

Form of 2023 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023 (File No. 001-11499).

10.16*

Form of 2024 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2024 (File No. 001-11499).

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

10.19+

Third Amended and Restated Guaranty, dated as of July 12, 2024, by the Registrant and the Subsidiaries of the Registrant set forth therein, in favor of JPMorgan Chase Bank, N.A. and the other lenders referred to therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 2024 (File No. 001-11499).

19†	Insider Trading Compliance Policy
21†	Subsidiaries
23†	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97*	Policy for Recovery of Erroneously Awarded Compensation. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-11499).
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

†Filed herewith.

††Furnished herewith.

+The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this Exhibit to the Securities and Exchange Commission upon its request.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years ended December 31, 2024, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and President

DATED: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR.	Chief Executive Officer, President, Chairperson of the Board and Director	February 18, 2025
Robert J. Pagano, Jr.	(Principal Executive Officer)

/s/ SHASHANK PATEL	Chief Financial Officer	February 18, 2025
Shashank Patel	(Principal Financial Officer)

/s/ VIRGINIA A. HALLORAN	Chief Accounting Officer	February 18, 2025
Virginia A. Halloran	(Principal Accounting Officer)

/s/ REBECCA J. BOLL	Director	February 14, 2025
Rebecca J. Boll

/s/ MICHAEL J. DUBOSE	Director	February 17, 2025
Michael J. Dubose

/s/ DAVID A. DUNBAR	Lead Independent Director	February 17, 2025
David A. Dunbar

/s/ LOUISE K. GOESER	Director	February 17, 2025
Louise K. Goeser

/s/ KENNETH NAPOLITANO	Director	February 14, 2025
Kenneth Napolitano

/s/ JOSEPH T. NOONAN	Director	February 14, 2025
Joseph T. Noonan

/s/ MERILEE RAINES	Director	February 14, 2025
Merilee Raines

/s/ JOSEPH W. REITMEIER	Director	February 14, 2025
Joseph W. Reitmeier