Form 10-K
period 2025-12-31
WATTS WATER TECHNOLOGIES INC
filed 2026-02-23
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 29, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,695,455,530 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2026
Class A common stock, $0.10 par value per share	27,423,636 shares
Class B common stock, $0.10 par value per share	5,916,290 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders expected to be held on May 19, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases, you can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” and “would” or similar words. The forward-looking statements contained in this report include, without limitation, statements regarding our products and product development, our strategy and transformational initiatives, our anticipated financial performance and financial condition, the strength of our supply chain, acquisitions or divestitures, impacts from changes in regulation and law including tariffs, industry trends, dividend payments, and expectations regarding legal and regulatory matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A—“Risk Factors.” You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Our strategy is to be the preferred supplier of differentiated products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial and residential markets of the Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”), our three geographic segments. Within this framework, we focus upon three themes: safety and regulation, energy efficiency and water conservation. This strategy provides us with a platform to increase our earnings through sales growth, both organic and inorganic, and the systematic reduction of manufacturing costs and operational expenses.

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

Advances in smart, connected, and software-enabled technologies have enabled companies to enhance products with sensing, connectivity, and data-driven insights. We are advancing our digital strategy through continued investment in internal digital capabilities and selective acquisitions. These investments include scalable system architecture, enhanced digital tools, customer-facing platforms and the development of new smart and connected products. Our strategy is focused on three core dimensions: connect, control, and conserve. We continue to introduce solutions that connect customers to intelligent systems, enable improved system control and performance, and support the conservation of critical resources by increasing efficiency, reliability, and safety. In 2024, we launched Nexa, an intelligent water management solution for buildings that integrate sensing technologies, smart and connected equipment, and software. In

2025, we expanded the range of our equipment portfolio that is integrated into Nexa, strengthening its unique value proposition of combining industry leading equipment solutions, with a cloud-based SaaS platform to provide actionable visibility into building water systems, supporting improved operational oversight, water risk management, and customer sustainability objectives.

We continue to focus on sustainability by taking steps to reduce the negative impact our operations have on the environment while generating economic value, and we manufacture and sell solutions, products and technologies that enable our customers to reduce their negative impact on the environment. As a leading global water technology company, we address some of the world’s most important sustainability priorities: the conservation, control and safe use of water. In 2024, we completed Life Cycle Assessments (“LCAs”) for all products manufactured at our largest production facility and foundry in Franklin, New Hampshire, covering many of our most impactful product lines. This initiative enabled the creation of 30 Environmental Product Declarations (“EPDs”) for our top-selling products, containing third-party verified documentation of environmental footprint of our products following strict global standards, enabling transparency and sustainability comparisons. We also have the ability to create EPDs for any product produced at our facility in Franklin. In 2025, we expanded this effort globally. BLÜCHER in Denmark now offers EPDs for its drains, channels and piping products, and we also have EPDs for underfloor heating manifolds manufactured in Landau, Germany, providing customers with vital environmental transparency data. Looking ahead, we have a defined timeline to complete EPDs for a significant number of major product lines throughout a number of our European locations by the end of 2026. These actions reflect our commitment to advancing product sustainability and delivering credible, third-party verified environmental information to our customers worldwide.

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

We intend to generate incremental growth by targeting select acquisitions both in our core markets and in new complementary markets. We have completed 17 acquisitions since 2016. Our acquisition strategy focuses on businesses that manufacture preferred brand name products that address our themes of safety and regulation, energy efficiency and water conservation. We target businesses that will provide us with one or more of the following: an entry into new markets, improved channel access, unique and/or proprietary technologies, advanced production capabilities or complementary solution offerings. In the last three years, we have completed eight strategic and complementary acquisitions that expanded our addressable market and are intended to enable value creation through greater scale and growth opportunities.

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

Additionally, a majority of our manufacturing facilities are ISO 9001 certified by an accredited third party certification body to ISO standards.

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

Products and Solutions

We have a broad range of products and solutions in terms of design distinction, size and configuration. We classify our many products and solutions into four global categories. These categories are:

●	Residential and commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions, hydration solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage. Residential & commercial flow control and protection products accounted for approximately 61%, 60% and 56% of our total net sales in 2025, 2024 and 2023, respectively.

●	Heating, ventilation and air conditioning (“HVAC”) and gas—includes commercial, institutional and industrial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under-floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation. HVAC & gas products and solutions accounted for approximately 23%, 24% and 29% of our total net sales in 2025, 2024 and 2023, respectively.

●	Drainage and water re-use—includes drainage products and engineered rainwater harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems. Drainage & water re-use products and solutions accounted for approximately 11%, 11% and 10% of our total net sales in 2025, 2024 and 2023, respectively.

●	Water quality—includes point-of-use, point-of-entry, closed loop, cooling tower, and other water applications used for water filtration, monitoring, conditioning and scale prevention systems for commercial, marine, light industrial and residential applications. Water quality products and solutions accounted for approximately 5% of our total net sales in 2025, 2024 and 2023.

Commercial and Operational Excellence

We strive to invest in product innovation that meets the wants and needs of our customers. Our focus is on differentiated products and solutions that will provide greater opportunities to distinguish ourselves in the marketplace. Our goal is to be a solutions provider, not merely a components supplier. We refer to this customer-facing mindset as commercial excellence, and we are continually looking for strategic opportunities to invest or divest, where necessary, in order to meet those objectives. In conjunction with this customer-centric focus, we continually review our operations to ensure we can efficiently and effectively produce and deliver products to customers. We are also striving to simplify our administrative operations to drive further efficiencies. We call this aspect of our business operational excellence. In 2024, we initiated a multi-year implementation of the SAP Enterprise Resource Planning (“ERP”) system across our Americas and APMEA regions to consolidate business systems, enhance productivity, and support our smart and connected strategy. The new ERP platform is designed to enable commercial and operational excellence by providing a modern, standardized, and connected experience for our teams. In 2025, we successfully implemented the system at one manufacturing and one distribution location in the Americas, establishing a blueprint for future deployments. This achievement sets the foundation for a strategic rollout roadmap in 2026 and beyond, focused on scaling implementations across key facilities to drive efficiency, improve data visibility, and strengthen operational performance globally.

Customers and Markets

We sell our products and solutions to plumbing, heating and mechanical wholesale distributors and dealers, original equipment manufacturers (“OEMs”), specialty product distributors, and major do-it-yourself (“DIY”) and retail chains.

Wholesalers. Approximately 66%, 66% and 62% of our net sales in 2025, 2024 and 2023, respectively, were to wholesale distributors for commercial and residential applications.

OEMs. Approximately 10%, 11% and 15% of our net sales in 2025, 2024 and 2023, respectively, were to OEMs. In the Americas, our typical OEM customers are water heater manufacturers and equipment and water systems manufacturers needing flow control devices and other products. Our sales to OEMs in Europe are primarily to boiler manufacturers and radiant system manufacturers. Our sales to OEMs in APMEA are primarily to water heaters, air conditioning, and appliance manufacturers.

Specialty. Approximately 21%, 19% and 19% of our net sales in 2025, 2024 and 2023, respectively, were through our specialty channel. The specialty channel primarily includes sales related to high-efficiency boilers and water heaters, water filtration and conditioning products and solutions, specialty floor and tile products, food service products and leak detection products.

DIY Chains. Approximately 3%, 4%, and 4% of our net sales in each of 2025, 2024 and 2023, respectively, were to DIY chains. The DIY channel primarily includes sales related to valves and a portion of our water quality products.

In 2025, 2024 and 2023, no customer accounted for more than 10% of our total net sales. Our top ten customers accounted for $570.3 million, or 23.4%, of our total net sales in 2025; $512.0 million, or 22.7%, of our total net sales in 2024; and $440.4 million, or 21.4%, of our total net sales in 2023. Thousands of other customers constituted the balance of our net sales in each of those years.

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

Manufacturing

We have integrated and automated manufacturing capabilities, including a state-of-the-art foundry dedicated exclusively to the production of products that qualify as “lead-free” under the U.S. Safe Drinking Water Act; and machining capabilities, plastic extrusion, and injection molding and assembly operations. Our foundry operations include metal pouring systems, automatic core making, and brass and bronze die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics, robotic assembly capability, laser-cutting technology, and automatic screw machines for machining bronze, brass and steel components. Our heating and hot water product manufacturing capabilities include all phases of light and heavy gauge metal fabrication, incorporating the latest technology for welding and brazing, as well as laser cutting; automated and robotic applications; and metal finishing, which includes chemical passivation of stainless steel. We have invested in recent years to expand our manufacturing capabilities and to adopt the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies. In 2025, we continued to invest in our systems, our manufacturing facilities and our commercial and operational excellence initiatives.

Capital expenditures and depreciation for each of the last three years were as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Capital expenditures	$45.7	$35.3	$29.7
Depreciation	$36.2	$34.6	$30.1

Purchased Raw Materials and Components

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel, and plastic. Substantially all these materials are sourced from external suppliers. The commodity markets have experienced tremendous volatility over the past several years, particularly with respect to copper and stainless steel, and we have experienced high inflationary pressures in these markets. Tariffs impact the total cost of our products and the components and raw materials that go into manufacturing them. The tariffs imposed in 2025 on foreign imports to the United States, particularly from Canada, China and Mexico, have increased the costs of our products and could adversely impact the gross margin we earn on our products. Because we internationally source a significant number of raw materials and components, several months of raw materials and work in process are moving through our supply chain at any point in time. We cannot predict whether component costs or commodity costs, including copper and stainless steel, will significantly increase or decrease in the future. If component costs or commodity costs increase in the future and we cannot reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If component costs or commodity costs were to decline, we may experience pressure from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

With limited exceptions, we have multiple suppliers for our components and raw materials. Although we believe that our strategic partnerships with key suppliers are strong, an interruption in supply from any one supplier could potentially affect our short-term ability to meet immediate demands while alternate sources of supply continue to be qualified. We regularly review our suppliers to evaluate their capabilities and to ensure that they continue to align with our needs. If a supplier is unable to meet our demands, we believe that in most cases our inventory positions of components and raw materials will allow for sufficient time to identify and obtain the necessary commodities and other raw materials from alternative pre-qualified secondary sources. We believe that the nature of the components and raw materials used in our business are such that multiple sources are generally available in the global market. Our current supply chain continues to leverage countries in Asia. The occurrence of natural disasters, public health crises such as pandemics or epidemics, political crises such as war, terrorism or political instability, or other events that result in widespread business or supply chain disruptions or the imposition of tariffs that make it more costly or cost prohibitive to source raw materials from countries in Asia could have a material adverse effect on our ability to obtain necessary components and raw materials at times, and our business and operating results could suffer. Alternative sources for raw materials may not be readily available or available at reasonable cost.

Refer to Item 1A. “Risk Factors” for risks related to the impact of supply chain and logistic disruptions and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure.

Code Compliance

Products representing a majority of our sales are subject to stringent performance criteria required by regulatory building codes and standards, including certification and installation enforcement. Codes and standards in the Americas are developed and maintained by industry and government organizations such as the American Society of Mechanical Engineers (ASME), Canadian Standards Association (CSA), American Society of Sanitary Engineering (ASSE), NSF International (NSF), Underwriters Laboratories (UL), United States Environmental Protection Agency (EPA), California Energy Commission (CEC), International Code Council (ICC) and the International Association of Plumbing and Mechanical Officials (IAPMO). These various industry generated codes and standards are typically incorporated into state and municipal plumbing and heating, building, and fire protection codes.

National regulatory standards in Europe vary by country. The major standards and/or guidelines that our products must meet are AFNOR (France), DVGW (Germany), UNI/ICIM (Italy), SVGW (Switzerland), SITAC (Sweden), WRAS (United Kingdom) and CEN (Denmark). Further, there are local regulatory standards requiring compliance as well.

We consistently advocate for the development and enforcement of plumbing codes and standards. Our product-testing capabilities and quality control processes are core competencies. Our manufacturing operations consistently maintain stringent quality control and testing procedures, thus ensuring products remain in continuous compliance with all requirements. Investment in product testing capability and in plant and equipment also ensures ongoing continuous product compliance. Additionally, a majority of our manufacturing facilities are ISO 9001 certified by an accredited third-party certification body.

Watts also proactively monitors and participates in regulatory, codes, and standards development activities with the various aforementioned entities and others. We are a primary participating member of the U.S.-based voluntary industry association American Supply Association (“ASA”), which provides its members with industry information and coordinates resources for addressing regulatory issues and developing and maintaining codes and standards. Watts is also a member of the Canadian Institute of Plumbing and Heating (CIPH), which provides a similar function and benefit as ASA by monitoring and advocating on behalf of its members on various legislative and regulatory issues in the Canadian market.

New Product Development and Engineering

We retain our own product development staff, design teams, and testing laboratories in the Americas, Europe and APMEA that work to enhance our existing products and develop new products and solutions with a focus on sustainable, customer-centric technological innovation and smart and connected solutions. We maintain sophisticated product development and testing laboratories and continue to invest in our smart and connected product pipeline. We employ a global new-product development process that is used to prioritize, guide, and support new projects. Over the years, we have continued to bring innovation to our markets, with smart and connected advancement in our backflow product line to provide sensors for flood and freeze detection, notification, and tampering security, providing potential to avoid water loss and mitigate damage from undetected floods. Leak detection has also become an important product group helping avoid costly water-based damage and loss, providing the ability to shut off water supply remotely at the first detection of a leak with our Leak Defense system. We continue to invest in leak detection and have solutions that service both the residential market and commercial properties and multifamily units, together making water safer and cutting off water loss. We offer an advanced technology strainer used in commercial and residential plumbing systems that allows for communication to a cellphone or BMS when the flow rate is reduced due to debris or blockages, improving process efficiency and is able to reduce total cost of maintenance for customers.

In 2025, we also advanced our Triple Play strategy (safety and regulation, water conservation, and energy efficiency) with Nexa at the core of our smart and connected initiatives. We expanded the Nexa-enabled ecosystem through new integrations of key hardware with our intelligent water management platform. These integrations deliver unique advantages in efficiency, protection, and control, for enhanced user experience. We remain committed to investing in our global new product development program, leveraging advanced technologies, in-house expertise, and electronics capabilities to accelerate the expansion of our smart and connected portfolio with Nexa at its core.

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

Human Capital Management

We believe our employees are our greatest asset, and we aim to provide a safe, engaging and high-performance culture where our employees can thrive. As of December 31, 2025, we had approximately 5,700 employees globally, including 3,100 in the Americas, 1,900 in Europe and 700 in APMEA. At Watts, we strive to attract, develop, retain and engage high performing talent and we reward employee performance. By developing and promoting our talented people, we are creating value for our customers and shareholders. As the economy and our business grow, so does the need for highly qualified talent; hence we are always competing for the best people in an environment of increasingly challenged supply. To that end, we have developed, and continue to enhance and refine, a robust and comprehensive talent management strategy, which includes talent attraction, performance management, career development and retention of our top talent, and succession planning across our organization. We continually strive to cultivate and support a highly engaged and productive workforce with employees from all backgrounds.

Talent Acquisition

●	Recruitment efforts follow a defined talent acquisition process to attract and hire top talent aligned to our talent strategy and employee value proposition.
●	We provide a robust college internship program to identify and cultivate an early-in-career pipeline of talent.
●	We are actively engaging with colleges and universities and professional organizations to help attract and recruit the best talent.
●	We maintain an internal experienced talent acquisition team to source best-in-class talent pipeline.
●	We engage with external professional recruiting firms to supplement our internal recruiting efforts as needed.
●	We employ varying sourcing strategies and technology platforms to increase our outreach to candidate pools of all different backgrounds.
●	We utilize a formal apprenticeship program to develop hard-to-fill skills trades.
●We have a global employee referral bonus program to attract qualified candidates and reward employees.

Professional Development

●	Team Building. In 2025, we established a new leadership framework that communicates clear leadership behaviors applicable to all leaders to support the execution of strategy and long-term value creation. These expectations define observable leadership behaviors and will be embedded in the Company’s core management processes including leadership development, succession planning, performance management and talent acquisition.
●	Watts Training & Development Offerings Catalog. We partner with external vendors to offer leadership and professional development opportunities such as coaching for improved performance, time management, project management, Generative AI in the workplace, data analytics, critical thinking and problem solving.
●	LinkedIn Learning Curriculum. We provide a comprehensive suite of online LinkedIn Learning courses to supplement live, instructor-led training. Learning collections on relevant topics are provided which employees can access on-demand.
●	Performance Management Training. We offer a targeted training series addressing the components of performance management to help all employees accomplish their individual goals and strategic objectives of the organization. Specific modules have been developed for all employees on goal setting, performance conversations, assessing performance, and career development.
●	Coaching. We provide global coaching opportunities through external partnerships targeted to the individual’s coaching and development needs.
●	Succession Planning. In 2025, we optimized our succession planning process and the identification of critical roles to ensure a robust and future-ready leadership pipeline.

Engagement and Performance Management

●	Senior Leader Communication and Transparency. We actively seek opportunities for regular engagement and communication by our CEO and other senior executive leaders with our broader employee population. For example, the Quarterly Connect Meetings and the quarterly CEO videos that follow the release of our quarterly earnings are accessible to thousands of employees across the Company.
●	Employee Engagement Surveys. We conduct confidential company-wide employee engagement surveys. Feedback from these surveys provides our management team with valuable information about our workplace culture. Survey results are also reviewed with our Board and used to develop and refine other aspects of our talent strategies. In 2025, our global engagement survey achieved an 85% participation rate.
●	Employee Engagement - Recognition. We continue to strive for success in being an employer of choice, which is a testament to our commitment to fostering a positive and engaging workplace culture. In 2025, Watts was recognized by our employees as a best-in-class place for employment in two regions. 80% of our employees in our North Andover, MA, US, Headquarters participated in the Massachusetts Top Places to Work survey, resulting in being named by the Boston Globe as one of the Top Places to Work in Massachusetts. Top Places to Work measures employee opinions about their company’s direction, execution, connection, work, pay, benefits and engagement. Our Watts China location was certified as a Great Place to Work for Women, with 75% of employees participating in the Great Place to Work Trust Index survey which gathers insight on workplace environment factors and various management behaviors related to trust from the employees’ perspective.
●	Performance Management Framework. We maintain a robust annual performance management process across the organization. Together with their managers, employees start the process by setting goals; year-end activities begin with employee self-assessments and conclude with a conversation led by the manager on goal accomplishment and defined cultural behaviors.
●	Safety. Employee safety is one of our highest priorities and we strive for zero hazards and zero injuries by educating and training employees on safety best practices through awareness campaigns and related engagement initiatives.

Culture & Employee Experience

An integral part of our mission to build a high-performance, value-driven culture is creating a culture that welcomes employees of all identities, backgrounds and cultures. Our path to innovation starts and ends with our employees, who are fundamental to the vibrancy and success of Watts. Everything we accomplish depends on creating an environment that is engaging and supportive and enables employees to perform to their potential.

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

We have implemented a comprehensive pay transparency framework, and we conduct regular pay equity analyses. In addition, we have strengthened our benefits portfolio to offer more targeted support for employees with specific health needs including paid parental leave and family planning and expanded preventive medicine options.

We also remain committed to supporting employees’ mental well-being through an enhanced, globally accessible Employee Assistance Program and ongoing communication initiatives that promote awareness and education of available resources.

In addition, we monitor employee perception of our culture through employee feedback, and we create awareness with our employees through the company intranet, in employee meetings, and through a calendar of events designed to increase allyship and engagement. We have employee resource groups (“ERG”), which are voluntary, employee-led groups that provide a space for all interested employees to gain professional development support, engage with our leadership teams, and drive initiatives to improve Watts. In 2025, we expanded our employee resource group footprint into Europe and appointed executive sponsors to each group to ensure leadership alignment and support. We also refreshed our ERG branding globally with updated logos, further evaluating the visibility and impact of our employee communities.

ESG and Sustainability

Focus on Sustainability

We have demonstrated our focus on environmental sustainability by reducing our impact on the environment in multiple areas of our global business and by providing innovative products and solutions that can help customers to reduce their impact on the environment.

The Governance and Sustainability Committee of our Board of Directors has primary responsibility for the oversight of our environmental, social and governance (“ESG”) efforts and strategy. The Governance and Sustainability Committee regularly reviews the Company’s ESG performance and strategic plans and receives additional updates from the Company’s Chief Sustainability Officer as needed. At the management level, our General Counsel and Chief Sustainability Officer, who reports directly to our Chief Executive Officer, has general oversight responsibility for all sustainability matters. Our General Counsel and Chief Sustainability Officer also chairs our global Sustainability Steering Committee, which is made up of senior company leaders and is responsible for formulating our sustainability strategy and overseeing the execution of our environmental, social and governance initiatives.

Climate Change Impact

The focus on sustainability and climate change from some sectors has furthered demand for energy efficient products such as our high-efficiency boilers and water heaters, our Aegis heat pumps, under floor heating systems, smart thermostats, and our Microflex insulated pipes. Concerns around water conservation has led to increased interest in products that are designed to reduce water consumption, such as our Nexa intelligent water management system, ACV Assure monitoring system, Intelliflow water shut off device, ZeroWaste reverse osmosis filters, OneFlow anti-scale system, Hygienic Pro drains, and our Leak Defense leak detection and water shutoff systems. We have also seen increased interest in our products and services that are designed to protect our customers from contaminated water and safeguard biodiversity, such as backflow preventers, HF Scientific ballast water testing systems, Intellistation® digital water mixing systems, and Lync® brand solutions. Severe weather events that cause damage to, or destruction of, water systems and plumbing devices have also resulted in increased demand for replacement products and repair kits.

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

Social Responsibility

While we are focused on creating economic value, we also strive to have a positive impact on our local and global community. During 2025, we supported those in need through donations of money and products to several non-profit charitable organizations and through the volunteer efforts of our employees. One example was our ongoing partnership with the Planet Water Foundation. During 2025, we worked with Planet Water to fund the construction of six AquaTowers and AquaSan systems during their World Water Day and Global Handwashing Day campaigns in order to provide clean, safe drinking water for people in Mexico, India and the Philippines and funded four emergency disaster response projects in Myanmar, the Philippines, Jamica and Indonesia.

Governance, Business Ethics, and Compliance

We believe that good corporate governance and an environment of high ethical standards are important for us to achieve business success and to create value for our stockholders. Our Board is committed to high governance standards and continually works to improve them. We periodically review our corporate governance policies and practices and compare them to those suggested by various authorities on corporate governance and employed by other public companies and consider changes to our corporate governance policies and practices in light of such guidance and interpretations. We have adopted a Code of Business Conduct applicable to all officers, employees and Board members worldwide that serves as the foundation for our ethics and compliance program, and drives policy development, training initiatives, and reinforcement of our values throughout the global organization. We are also focused on adhering to responsible business practices, prioritizing employee safety and providing our employees with opportunities for personal and professional growth, including through programs and initiatives that support access, teamwork and reinforce our focus on building a high-performance, value-driven culture that welcomes employees of all identities, backgrounds and cultures.

Recognition

In 2025, we were recognized for the seventh year in a row as one of America’s Most Responsible Companies by Newsweek Magazine. We were also selected by Newsweek as one of America’s Greenest Companies for the third year in a row. In addition, we were named one of America’s Climate Leaders by USA Today for the third consecutive year, one of America’s Top GreenTech Companies by Time Magazine, one of Barron’s 100 Most Sustainable Companies and one of the Boston Globe’s Top Places to Work in Massachusetts.

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

Product Liability, Environmental and Other Litigation Matters

We are subject to a variety of potential liabilities connected with our business operations, including potential liabilities and expenses associated with possible product defects or failures and compliance with environmental laws. We maintain product liability and other insurance coverage, which we believe to be generally in accordance with industry practices. Nonetheless, such insurance coverage may not be adequate to protect us fully against substantial damage claims. See Item 1A. “Risk Factors” and Note 17 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Environmental Remediation

We have been named as a potentially responsible party with respect to a limited number of identified contaminated sites. The levels of contamination vary significantly from site to site as do the related levels of remediation efforts. Environmental liabilities are recorded based on the most probable cost, if known, or on the estimated minimum cost of remediation. Accruals are not discounted to their present value, unless the amount and timing of expenditures are fixed and reliably determinable. We accrue estimated environmental liabilities based on assumptions, which are subject to a number of factors and uncertainties. Circumstances that can affect the reliability and precision of these estimates include identification of additional sites, environmental regulations, level of cleanup required, technologies available, number and financial condition of other contributors to remediation and the time period over which remediation may occur. We recognize changes in estimates as new remediation requirements are defined or as new information becomes available. See Item 1A. “Risk Factors” and Note 17 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

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

Information about Our Executive Officers and Directors

Set forth below are the names of our executive officers and directors, their respective ages and positions with our Company, and a brief summary of their business experience for at least the past five years:

Executive Officers	Age	Position
Robert J. Pagano, Jr.	63	Chief Executive Officer, President, Chairperson of the Board and Director
Diane McClintock	58	Chief Financial Officer
Monica Barry	55	Chief Human Resources Officer
Andre Dhawan	62	Chief Operating Officer
Kenneth R. Lepage	55	General Counsel, Chief Compliance Officer, Chief Sustainability Officer & Secretary
Elie A. Melhem	62	President, Asia-Pacific, the Middle East & Africa
Non-Employee Directors
Rebecca J. Boll(1)(3)	54	Director
Michael J. Dubose(2)(3)	70	Director
David A. Dunbar(2)(3)	64	Lead Independent Director
Louise K. Goeser(2)(3)	72	Director
Kenneth Napolitano(1)(3)	63	Director
Joseph T. Noonan	44	Director
Merilee Raines(1)(3)	70	Director
Joseph W. Reitmeier(1)(3)	61	Director
Suzanne Stefany(2)(3)	62	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Diane McClintock has served as Chief Financial Officer of the Company since November 2025. Ms. McClintock originally joined the Company in 2010 and served as Senior Vice President, FP&A and Investor Relations from March 2022 to November 2025, Vice President of FP&A from September 2014 to March 2022 and as Director, Financial Reporting from 2010 to September 2014. Prior to joining Watts, Ms. McClintock served as Director of Finance and Treasurer of AutoImmune Inc. from 2005 to 2010 and as Transaction Services Director with PricewaterhouseCoopers LLP from 1998 to 2005. Ms. McClintock is a Certified Public Accountant.

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

Rebecca J. Boll has served as a director of the Company since February 2024. Ms. Boll has served as Chief Product & Delivery Officer for Fortescue Zero since February 2025. Fortescue Zero is a green technology and engineering services business of Fortescue Ltd. Ms. Boll previously served as Senior Vice President and Chief Product Officer at Fluence Energy, Inc. from 2020 until January 2025. Fluence is a leading provider of energy storage products and services and cloud-based software for the renewable energy and energy storage markets, and its service offerings include delivery services and recurring operational services, as well as financing structuring services. Ms. Boll previously served as Chief Technology Officer and Vice President of Strategy for the Building Management business unit at Schneider Electric from 2018 to 2020. Prior to this position, Ms. Boll held several management positions at General Electric from 2005 to 2018, including Chief Technology Officer of GE Licensing and Technology Ventures; Executive General Manager, Edge Computing and Software Solutions, Automation & Controls; and Commercial Leader, GE2GE, Automation & Controls. Prior to joining General Electric, Ms. Boll held management positions at Northrop Grumman, Allied Domecq and Leo Burnett Advertising, and she served as an electronic combat officer, AWACS, in the United States Air Force.

Michael J. Dubose has served as a director of the Company since December 2020. Mr. Dubose has served as the Operating Partner for Commercial Excellence of GenNx360 Capital Partners since June 2024. GenNx360 Capital Partners is a private equity firm focused on acquiring middle market industrial and business service companies. Mr. Dubose previously served as President of the Fisher Healthcare Division of Thermo Fisher Scientific Inc. from March 2019 to August 2023. Thermo Fisher Scientific engages in the provision of analytical instruments, equipment, reagents and consumables, software and services for research, analysis, discovery, and diagnostics. Mr. Dubose previously served as Vice President of National Accounts and Cross Border Business Globally for W.W. Grainger, Inc. from 2010 to March 2019. W.W. Grainger is a leading broad line supplier of maintenance, repair and operating (MRO) products. Prior to this position, he served as a Regional Vice President of Staples, Inc. from 2008 to 2010. Prior to 2008, Mr. Dubose held senior management positions with Corporate Express Inc., Alliant Foodservice Inc. and Baxter International Inc.

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

Joseph T. Noonan has served as a director of the Company since May 2013. Mr. Noonan is currently an angel investor and advisor to consumer, software and technology-enabled companies. Mr. Noonan served as Founder and Chief Executive Officer of Linger Home, Inc., a direct-to-consumer home textile brand, from August 2018 to January 2020. From November 2013 to January 2018, Mr. Noonan served as Chief Executive Officer of Homespun Design, Inc., an online marketplace for American-made furniture and home accents. Mr. Noonan previously worked as an independent digital strategy consultant from November 2012 to November 2013. Mr. Noonan was employed by Wayfair LLC from April 2008 to November 2012. During his time at Wayfair, Mr. Noonan served as Senior Director of Wayfair International from June 2011 to November 2012, Director of Category Management and Merchandising from February 2009 to June 2011 and Manager of Wayfair’s Business-to-Business Division from April 2008 to February 2009. Wayfair is an online retailer of home furnishings, decor and home improvement products. Prior to joining Wayfair, Mr. Noonan worked as a venture capitalist at Polaris Partners and as an investment banker at Cowen & Company.

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

Suzanne Stefany has served as a director of the Company since November 2025. Ms. Stefany has served as Senior Advisor to PJT Partners since October 2024, and previously served as a Partner of PJT Partners from 2017 to October 2024. PJT Partners is an advisory-focused investment bank. Prior to joining PJT Partners, Ms. Stefany was a Managing Director and Global Industry Analyst with Wellington Management Company. Ms. Stefany has served as a director of AMETEK Inc. since 2022. AMETEK is a global provider of industrial technology solutions. Ms. Stefany also served as a director of JELD-WEN Holding Inc. from 2017 until April 2024. JELD-WEN is a global designer, manufacturer and distributor of high-performance interior and exterior doors, windows and related building products.

Item 1A.   RISK FACTORS.

Industry Risk Factors

Economic cycles, particularly those involving reduced levels of commercial and residential starts and remodeling, may have adverse effects on our revenues and operating results.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and OEM manufacturers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles. An economic downturn may also affect the financial stability of our customers, which could affect their ability to pay amounts owed to their vendors, including us. We also believe our level of business activity is influenced by commercial and residential starts and renovation and remodeling, which are, in turn, heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions may prevent commercial and residential builders or developers from obtaining the necessary capital to continue existing projects or to start new projects. Increases in prevailing interest rates or disruptions in financial markets and banking systems could make credit and capital markets difficult for us or our customers to access and could significantly raise the cost of new debt for us or our customers. This may result in a delay or cancellation of orders from our customers or potential customers and may adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain profitability. Political conditions, including new and changing laws or tariffs, regulations, executive orders and enforcement priorities, may also impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand and adversely impact our business. Economic conditions and financial markets in the United States and globally have experienced significant volatility in recent periods. If these market conditions persist, we may see diminished liquidity and credit availability, inability to access capital markets, and the bankruptcy, failure, collapse, or sale of various entities that could directly or indirectly impact our business, including certain of our customers and suppliers. If economic conditions worsen in the future, our revenues and profits could decrease or trigger goodwill, indefinite-lived intangible assets, or long-lived asset impairments and could have a material adverse effect on our financial condition and results of operations.

Changes in the costs of raw materials and purchased components, including imposition of tariffs or changes in tariff rates, as well as supply chain and logistics disruptions, could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments.

Our products are made using various purchased components and raw materials, including primarily bronze, brass, cast iron, stainless steel, steel and plastic. Substantially all of these materials are sourced from external suppliers. The costs and availability of raw materials and components may be subject to change due to, among other things, interruptions in production by suppliers, changes in worldwide prices, demand levels, exchange rates, imposition of tariffs or changes in tariff rates. Tariffs imposed on foreign imports into the United States, particularly from Canada, China and Mexico, have increased the cost of our products and could adversely impact the gross margin we earn on our products. We typically do not enter into long term supply agreements. Our inability to obtain supplies of raw materials and purchased components for our products at favorable costs could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins. Commodity prices, particularly copper and stainless-steel prices, have experienced tremendous volatility over the past several years, mainly due to global macroeconomic trends, including global price inflation, supply chain disruption and international conflicts. Should commodity costs or purchased component costs increase substantially, we may not be able to recover such costs through selling price increases to our customers or other product cost reductions, which would have a negative effect on our financial results. If commodity costs or purchased component costs decline, we may experience pressure from customers to reduce our selling prices. We also source certain components and finished goods internationally, including some that are single-sourced. We also sell products internationally. The availability of components and finished goods from international sources could be adversely impacted by a range of factors, such as public health crises, extreme weather events, suppliers’ allocations to other purchasers, threats of wars and global geopolitical instability, and new laws, tariffs or regulations that might cause short or long-term supply chain disruptions.

As a global manufacturer and distributor, we are facing additional risks related to ongoing disruptions and increased costs in our supply chain and logistics. Although recent global supply chain disruptions have normalized, labor shortages and labor organizing activities have affected our manufacturing and distribution processes, as well as those of our suppliers and contributed to increased costs. The conflicts in Europe and the Middle East have negatively impacted, and may continue to negatively impact, the availability and prices for raw materials and components.

Changes in U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results.

Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for, or attractiveness of, such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Countries also could adopt restrictive trade measures, such as tariffs, laws and regulations concerning investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings and controls on imports or exports of goods, technology, or data, any of which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from which we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results. For example, the U.S., China and other countries continue to implement restrictive trade actions, including tariffs, export controls, sanctions, legislation favoring domestic investment and other actions impacting the import and export of goods, foreign investment and foreign operations in jurisdictions in which we operate. The U.S. has also previously proposed significant tariffs on products imported from European countries, which if implemented could have similar impacts on our operations and adversely affect our financial results.

The United States has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide, including Canada, China, the European Union, and Mexico, among others. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the United States. The United States has paused, reimposed or increased tariffs, and may do so again in the future, and countries subject to such tariffs have imposed and, in the future, may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States. We maintain operations worldwide, including jurisdictions impacted by enacted and contemplated tariffs. If the actual and potential tariffs and reciprocal tariffs are implemented, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased costs, decreased demand and other adverse economic impacts. The net effect of these actions will depend on our ability to successfully mitigate and offset their impact, which may not be effective. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding future trade policy actions and could affect our cost structure and supply chain planning. We will continue to monitor developments around the Supreme Court’s decision and evaluate its potential impact on our future financial results and business.

Trade restrictions could be adopted with little to no advance notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to invest capital, which could impair our future growth. Geopolitical volatility and trade uncertainty may also affect our long-term strategic planning and investment decisions, including capital allocation, manufacturing footprint, and supply chain design. Monitoring and complying with evolving geopolitical and trade-related requirements may increase our compliance costs and require additional operational resources. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

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

The successful implementation of our business strategy requires us to continually evolve our existing products and introduce new products to meet customers’ needs in the industries we serve, as evidenced by our investments in our smart and connected strategy. Many of our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing, engineering, and technological expertise. If we fail to meet these requirements, or if our product offerings, including our smart and connected products, are not accepted by the market, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including product quality, price competitiveness, technical and manufacturing expertise, development and product design capability, new product innovation, reliability and timeliness of delivery, operational flexibility, impact on the environment, customer service and overall management. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to these criteria. Further, we must continue to effectively adapt our products and services to a changing technological and regulatory environment to drive growth and defend against disruption caused by competitors, regulators or other external forces impacting our business and operations. If we are unable to be agile and responsive to disruption in the development of new products, services and technologies, including artificial intelligence, machine learning and other advanced digital technologies that are increasingly central to product development, manufacturing efficiency, and customer engagement, our business, financial condition, results of operations and cash flows could be adversely affected. We are increasingly incorporating artificial intelligence and machine-learning technologies into our operations, products, and services. These technologies present risks, including inaccurate or unreliable outputs, data quality limitations, regulatory uncertainty, intellectual property concerns, cybersecurity vulnerabilities, data privacy concerns, performance issues and reputational harm. The effectiveness of these technologies depends on, amongst other things, appropriate oversight and governance, skilled personnel, and reliable data. In addition, our competitors may more effectively leverage these technologies to improve efficiency, reduce costs, or develop differentiated offerings. If we are unable to responsibly develop, deploy, and manage artificial intelligence technologies, our business and financial results could be adversely affected. We cannot ensure that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our business. We cannot ensure that we can adequately protect any of our technological developments to produce a sustainable competitive advantage. Furthermore, we may be subject to business continuity risk in the event of an unexpected loss of a material facility or operation. We cannot ensure that we adequately protect against such loss.

Economic and other risks associated with international sales and operations could adversely affect our business and future operating results.

Since we sell and manufacture our products worldwide, our business is subject to risks associated with doing business internationally. During fiscal year 2025, our results of operations were impacted by the softening of economic conditions in Europe. The continuation of economic weakness in Europe or in other regions could adversely impact our financial performance in such regions, as well as our consolidated financial performance. Our business and future operating results could be harmed by a variety of factors, including:

●	unexpected geopolitical events in foreign countries in which we operate, which could adversely affect manufacturing and our ability to fulfill customer orders; and threats or outbreaks of war, terrorism, governmental instability, or international tensions and conflicts, which could cause supply chain disruptions impacting our ability to manufacture products, service our customers or negatively impact our profit margins;
●	our failure to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom’s Bribery Act of 2010;
●	trade protection measures, import or export duties, licensing requirements or changes to existing trade agreements, which could increase our costs of doing business internationally;
●	expropriation, nationalization or other protectionist activities;
●	potentially negative consequences from changes in tax laws, which could have an adverse impact on our profits;
●	difficulty in staffing and managing widespread operations, which could reduce our productivity;
●	costs of compliance with differing labor regulations, especially in connection with restructuring our overseas operations;
●	laws of some foreign countries, which may not protect our intellectual property rights to the same extent as the laws of the U.S.;
●	unexpected changes in regulatory requirements, which may be costly and require time to implement;
●	difficulty of enforcing agreements, collecting receivables and protecting intellectual property and other assets through non-U.S. legal systems;
●	foreign exchange rate fluctuations, which could also materially affect our reported results. A portion of our net sales and certain portions of our costs, assets and liabilities are denominated in currencies other than U.S. dollars. Approximately 29%, 31% and 36% of our net sales in 2025, 2024 and 2023, respectively, were from sales outside of the U.S. We cannot predict whether currencies such as the euro, Canadian dollar, Chinese yuan, Australian dollar, or other currencies in which we transact will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our reported results; and
●	occurrence or reoccurrence of regional epidemics, a global pandemic or other public health crises, which may adversely affect our operations, financial condition, and results of operations. The extent to which a public health crisis impacts our business going forward will depend on factors such as the duration and scope; governmental, business, and individuals' actions in response to the public health crisis; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a public health crisis may intensify other risks described in these Risk Factors.

Company Risk Factors

Our business, reputation and financial performance may be adversely affected if we or our third-party providers fail to protect confidential information and/or experience cybersecurity attacks, information technology failures and other business disruptions.

We depend heavily on the confidentiality, integrity and availability of our information technology, networks infrastructure and systems (collectively, “IT Systems”) and third-party IT Systems, including third-party data centers and third-party cloud services, to manage our business objectives and operations, support our customers’ requirements and protect proprietary and other sensitive information, including personal information.

Any damage to, or failure of, our IT Systems or a third-party hosting facility or other service or IT System that we use could severely impact our ability to conduct our business operations, attract new customers, maintain existing customers, or result in a material weakness in our internal control over financial reporting, any of which could materially adversely affect our future operating results. While we have taken steps designed to reduce interruptions by implementing internal controls, a cybersecurity risk management program, network and data center resiliency, and redundancy and recovery processes, these measures may be inadequate.

Cybersecurity attacks, in particular, are evolving and are expected to accelerate on a global basis in frequency and magnitude as threat actors become increasingly sophisticated in using techniques and tools (including artificial intelligence) to circumvent security controls, evade detection and remove forensic evidence. We face numerous cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, and as a result of sophisticated cyberattacks, system vulnerabilities, third-party failures and other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Cybersecurity may also be breached through diverse attack vectors, such as social engineering/phishing or other impersonation attacks, including those enhanced by artificial intelligence, malware (including ransomware), human error, malfeasance by insiders, system errors or vulnerabilities, including vulnerabilities of our customers, distributors, vendors, suppliers, and their products. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

We have experienced cybersecurity incidents, directly and through third parties, and may continue to experience them going forward, potentially with more frequency. While to date no attacks have had a material impact on our operations or financial results, we cannot guarantee that material attacks will not occur in the future. We also have a portion of our workforce working remotely, which heightens these risks.

In addition, we have designed products and services that connect to and are part of the “Internet of Things,” which may also be vulnerable to attacks and cybersecurity incidents. As we continue to design and develop smart and connected products, services and solutions that leverage our hosted or cloud-based resources, the Internet of Things and other wireless/remote technologies, and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers' data and IT Systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. Consequently, these products, services and solutions also may be subjected to harmful or illegal content or attacks that develop vulnerabilities or critical security issues that cannot be disclosed without compromising security.

Our growth strategy includes acquisitions, and we may acquire businesses that operate on different and potentially outdated information technology and operational technology environments. As such, we may acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures. Despite diligent efforts, we may not identify all cybersecurity or data security risks at the time of acquisition. Until acquired businesses are integrated and aligned with our standards, we may face increased risk of cybersecurity incidents, business interruption, or unauthorized access to confidential information.

If we need to address multiple vulnerabilities simultaneously, we may also need to prioritize which vulnerabilities or security defects to fix first, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of data; adversely affect our operating results; result in litigation (including class actions), liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our products, services and solutions; result in significant incident response, system restoration or remediation costs; and otherwise harm our business and reputation.

We maintain a cybersecurity risk management program and have adopted measures and incurred costs with the intention of mitigating potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will be fully implemented, complied with or effective at preventing or detecting cyberattacks or security breaches, or other vulnerabilities, which may allow such risks to persist in the environment over long periods of time. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden and related costs. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

We are in the process of replacing our current primary ERP system with a new ERP system, and this system implementation is expected to occur in phases over the next several years. Any software implementation requires significant investment of human and financial resources and we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of our software IT Systems, including our new ERP system, could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we invest significant resources in planning and project management, significant issues may arise, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. In addition, our current primary ERP system will continue to be used over the course of the phased implementation and we may experience system interruptions or deficiencies as described above. Furthermore, the implementation of our ERP system will mandate new procedures and many new controls over financial reporting. If we are unable to adequately maintain procedures and controls relating to our ERP system, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could impact our assessment of the effectiveness of our internal controls over financial reporting.

The phased implementation and coexistence of new and legacy ERP systems may increase complexity in identity and access management, data conversion, logging and monitoring, and segregation of duties, and may introduce new vulnerabilities, misconfigurations, or control gaps. These issues could increase the risk of cybersecurity incidents, processing errors, or operational disruption during and after implementation.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws, including from and about actual and prospective customers, as well as our employees and business contacts. We are therefore subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and handling of personal information. For example, the EU/UK General Data Protection Regulation, the California Consumer Privacy Act, and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the personal information, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to personal information and provide individuals with similar rights with respect to their personal information. We have invested, and continue to invest, human and technological resources in our efforts to comply with such requirements that may be time-intensive and costly.

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

Cross-border transactions—in particular those in higher-risk or less familiar jurisdictions—can involve additional challenges, such as in integrating operations, technology, and internal controls across multiple jurisdictions and cultures. We may encounter unfamiliar or evolving legal, tax, employment, data protection, intellectual property, and procurement regimes. We also may face heightened compliance risks under anticorruption, anti-money laundering, sanctions, export control, and anti-boycott laws. Any of the foregoing may adversely impact our ability to recognize the benefits of such transactions and adversely impact our business and results of operations.

We are subject to risks related to product defects, which could result in product recalls and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

We cannot be certain that our quality controls and procedures, including the testing of raw materials and safety testing of selected finished products, will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold into the market. We also cannot be certain that our suppliers will always eliminate latent defects in products we purchase from them. Accordingly, there is a risk that product defects will occur which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers and we may lose market share with our customers. Our insurance policies may not cover the costs of a product recall.

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

We own important intellectual property, including patents, trademarks, copyrights and trade secrets. We cannot guarantee, however, that we will be able to secure all desired protection, nor that the steps we have taken to protect our intellectual property will be adequate, to prevent infringement of our rights or misappropriation or theft of our technology, trade secrets or know-how. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets, know-how, business strategy and other proprietary information, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate higher revenues and profitability than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows. Continued use of AI in the development of our products and services could also adversely impact our intellectual property protections. For example, AI-generated content may infringe third-party intellectual property or proprietary information fed into AI tools may lose trade secret protection.

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

We have been and expect to continue to be subject to various product liability claims or other lawsuits, including, among others, alleging that our products include inadequate or improper instructions for use or installation, inadequate warnings concerning the effects of the failure of our products, alleged manufacturing or design defects, or allegations that our products contain asbestos. If we do not have adequate insurance or contractual indemnification, damages from these claims would have to be paid from our assets and could have a material adverse effect on our results of operations, liquidity and financial condition. Like other manufacturers and distributors of products designed to control and regulate fluids and gases, we face an inherent risk of exposure to product liability claims and other lawsuits in the event that the use of our products results in personal injury, property damage or business interruption to our customers. We cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for our products or components of our products. We cannot be certain that our insurance coverage will continue to be available to us at a reasonable cost, or, if available, will be adequate to cover any such liabilities. For more information, see Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 17 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

We are subject to and impacted by environmental, health and safety laws and regulations, which could result in costs, liabilities and impacts to our business operations.

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

Certain environmental laws and regulations impose on current and former owners and operators of facilities and sites, and on potentially responsible parties (“PRPs”) for sites to which parties may have sent waste for disposal, requirements to investigate and remediate contamination. PRP designation typically requires the funding of site investigations and subsequent remedial activities. Such liability can be imposed without regard to fault and, under certain circumstances, may be joint and several, which may result in one PRP being held responsible for the entire obligation. Liability may also include damage to natural resources. On occasion, we are involved in the investigation and/or remedial activities at sites that we currently own or operate or formerly owned or operated, or sites to which we sent waste for disposal, and we have been and could continue to be named as a PRP at such other sites.

The discovery of additional contamination, including at acquired facilities, the imposition of more stringent environmental, health and safety laws and regulations, including cleanup requirements, or the insolvency, or other grounds for refusing to participate, of other responsible parties could require us to incur capital expenditures or operating costs materially in excess of our accruals, increase costs of compliance, decrease demand for our products, create reputational harm or require us to manufacture with alternative technologies and materials. Future investigations we undertake may lead to discoveries of contamination that must be remediated, and decisions to close facilities may trigger remediation requirements that are not currently applicable. We may also face liability for alleged personal injury or property damage due to exposure to hazardous substances used or disposed of by us, contained within our current or former products, or present in the soil or groundwater at our current or former facilities. We could incur significant costs in connection with such liabilities. See Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 17 of the Notes to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Climate change, and legislation or regulations addressing climate change, may have an adverse impact on our business and results of operations.

The impacts of climate change vary depending on geographical location, but could include changing temperatures, droughts, water shortages, wildfires, changes in weather and rainfall patterns, changes in sea levels, and changing storm patterns and intensities. These impacts present several potential challenges relevant to water and energy-related products, such as potential degradation of water quality and changes in water conservation or energy efficiency requirements, particularly during periods of increased precipitation, flooding, or water shortages. Inclement weather and extreme weather events may have varying impacts on our business. Certain events may disrupt the operations of our customers, creating customer shutdowns that prevent or defer sales of our product, while other events may drive increased demand for our products, which may create volatility in our financial results. Additionally, these events may disrupt our own operations and the operations of our suppliers, including the operation of manufacturing plants, the transportation of raw materials from our suppliers, and the transportation of products to our customers, any of which may increase our costs, reduce our productivity and adversely affect our business, financial condition, results of operations and prospects. Concern over climate change, in addition to political debates over the need for additional regulation, has and may continue to result in new or amended legal and regulatory requirements to respond to or mitigate the effects of climate change, including limitations on greenhouse gas emissions, which could increase our costs or require additional investments in our facilities and equipment, or to disclose efforts and progress regarding such matters, which could require us to make significant new disclosures regarding the climate-related impacts of our business. New legislation and amendments to regulatory requirements may also impact our customers and suppliers, which could affect demand for our products or our ability to source key materials. In addition, our customers and suppliers may impose their own requirements with respect to climate change and greenhouse gas emissions that may require us to incur additional costs to comply with such requirements. Any failure to comply with those requirements, or adapt to rollbacks in regulatory requirements, may also affect demand for our products or our ability to source key materials. We may incur significant costs to adapt our portfolio to comply with these changing regulations and maintain competitiveness in different markets, including, but not limited to, redesigning existing products, developing new climate compliant offerings, and managing the mix of products sold in affected markets. We may at times also establish our own goals with respect to reducing our impact on the environment. Any failure to achieve our own goals, or any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change, or failure to accurately report on our progress toward achieving our goal or in environmental and sustainability programs can lead to adverse publicity or litigation, resulting in an adverse effect on our business or damage to our reputation. Moreover, if we are effective at addressing such matters, we may also attract negative attention from stakeholders and regulators with diverging views on sustainability.

Evolving and conflicting expectations regarding sustainability and ESG matters could increase our costs, harm our reputation and adversely impact our financial results.

Companies are facing evolving conflicting expectations related to ESG practices and disclosures from certain investors, government entities, customers, employees, and other stakeholders or third parties. Public reporting regarding ESG practices is becoming more expected by some stakeholders, which could lead to increased scrutiny of our ESG practices or lack thereof. Such increased scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, enhanced compliance, or disclosure obligations, or other adverse impacts on our business, financial condition, or results of operations. We may become subject to conflicting laws and regulations related to sustainability and ESG matters. Additionally, we may be subject to the State of California’s disclosure laws regarding greenhouse gas emissions and climate-related financial risks. On November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit granted a motion for an injunction on California’s SB 261, enjoining the California Air Resources Board’s from enforcing SB 261 and scheduled a hearing for January 9, 2026. This decision does not impact SB 253, which is still in effect. The court has yet to decide post-hearing whether to issue a preliminary injunction against SB 261 and/or SB 253, and the case will return to the Central District of California for further proceedings, with summary judgment briefing planned for the summer. Other US states have proposed laws similar to California’s to which we may be subject if they take effect. We may be subject to the European Union’s Corporate Sustainability Reporting Directive (“CSRD”), Corporate Sustainability Due Diligence Directive (“CSDDD”), and related EU Taxonomy Regulation. The CSRD’s initial reporting requirements have been delayed for two years and the CSDDD’s transposition deadline for one year, following the European Parliament’s approval of the Omnibus I package on December 16, 2025. Moreover, we may be subject to the International Sustainability Standards Board’s climate and sustainability disclosure requirements, as such may be or have been adopted into law by jurisdictions including the United Kingdom, Canada, Australia, China, Hong Kong, and Singapore. Such standards may change over time, which could result in changes to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

While we may at times engage in voluntary initiatives (such as voluntary disclosures or goals), such initiatives may be costly and may not have the desired effect. For example, we may commit to certain initiatives and we may not ultimately be able to achieve such initiatives due to cost, technological constraints or other factors that are within or outside of our control. Even if we achieve our initiatives, our actions may subsequently be determined to be insufficient by various stakeholders or other third parties. Moreover, our initiatives may also attract negative attention from stakeholders and regulators with diverging views on ESG and sustainability. If our ESG practices and reporting do not meet investor, regulator, customer, employee, or other stakeholder or third party expectations, which continue to evolve, our brand, reputation and/or business relationships may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters. Certain market participants, including major institutional investors, use third-party benchmarks, ratings, or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment and reduced investment, which could have a negative impact on our stock price and our access to and cost of capital. As ESG best practices, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, conflicting ESG rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital, and employee retention. Such ESG matters may also impact our suppliers, customers, and business partners, which may augment or cause additional impacts on our business, financial condition or results of operations.

Our ability to achieve savings through our restructuring and business transformation activities may be adversely affected by management’s inability to fully execute such plans as a result of local regulations, geo-political risk or other factors within or beyond the control of management.

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

As of December 31, 2025, our balance sheet included goodwill, indefinite-lived intangible assets, amortizable intangible assets and property, plant and equipment of $859.0 million, $79.4 million, $215.2 million and $297.1 million, respectively. In lieu of amortization, we are required to perform an annual impairment review of both goodwill and indefinite-lived intangible assets. In 2025, 2024 and 2023, none of our goodwill reporting units or our indefinite lived tradenames were impaired. We are also required to perform an impairment review of our long-lived assets if indicators of impairment exist. In 2025, 2024 and 2023, none of our long-lived assets were impaired.

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

In 2025, our top ten customers accounted for approximately 23% of our total net sales with no one customer accounting for more than 10% of our total net sales. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products, including as a result of tariffs, could result in a reduction in orders from our customers. A significant reduction in orders from, or change in terms of contracts with, any significant customers could have a material adverse effect on our future results of operations.

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

As of December 31, 2025, Timothy P. Horne beneficially owned 5,896,290 shares of Class B common stock. Our Class B common stock entitles its holders to ten votes for each share, and our Class A common stock entitles its holders to one vote per share. As of December 31, 2025, Timothy P. Horne beneficially owned approximately 17.7% of our outstanding shares of Class A common stock (assuming conversion of all shares of Class B common stock beneficially owned by Mr. Horne into Class A common stock) and approximately 99.7% of our outstanding shares of Class B common stock, which represents approximately 68.1% of the total outstanding voting power. As long as Mr. Horne controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Horne will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Conversion and subsequent sale of a significant number of shares of our Class B common stock could adversely affect the market price of our Class A common stock.

As of December 31, 2025, there were 27,426,533 shares of our Class A common stock outstanding and 5,916,290 shares of our Class B common stock outstanding. Shares of our Class B common stock may be converted into Class A common stock at any time on a one-for-one basis. Under the terms of a registration rights agreement with respect to outstanding shares of our Class B common stock, the holders of our Class B common stock have rights with respect to the registration of the underlying Class A common stock. Under these registration rights, the holders of Class B common stock may require, on up to two occasions, that we register their shares for public resale. If we are eligible to use Form S-3 or a similar short-form registration statement, the holders of Class B common stock may require that we register their shares for public resale up to two times per year. If we elect to register any shares of Class A common stock for any public offering, the holders of Class B common stock are entitled to include shares of Class A common stock into which such shares of Class B common stock may be converted in such registration. However, we may reduce the number of shares proposed to be registered in view of market conditions. We will pay all expenses in connection with any registration, other than underwriting discounts and commissions. If all of the available registered shares are sold into the public market, the trading price of our Class A common stock could decline.

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

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework, commonly referred to as “Pillar Two,” which included the introduction of a 15% global minimum tax effective beginning January 1, 2024. To date, approximately 140 countries have tentatively signed a framework agreeing in principle to this initiative. A number of countries in which we do business have implemented Pillar Two proposals into local tax legislation. On January 5, 2026, the OECD released a “side-by-side” package (the “SbS Package”) that generally establishes an exemption for U.S. multinationals from the 15% global minimum tax. However, the implementation of the SbS Package depends on domestic legislation and regulation in OECD member countries and is subject to subsequent review. Details around the proposals are still uncertain as the OECD and local jurisdictions continue to issue technical guidance. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other provisions, created a new corporate alternative minimum tax (“CAMT”) of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period, and became effective in tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on new corporate stock repurchases that became effective in 2023. In addition, the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, significantly changed the U.S. tax landscape by implementing revisions to key business tax provisions, including through the expansion of rules related to deductibility of executive compensation, the reinstatement of bonus depreciation deductions for acquisitions of qualified property, the restoration of EBITDA-based business interest expense limitation and the implementation of changes relating to the computation of certain taxes in respect of non-U.S. activities. In addition, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our financial statements.

Item 1B.   UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management capability designed to protect the confidentiality, integrity, and availability of our critical IT Systems, digital assets, and operational technologies, and to support business continuity, customer trust, and enterprise resilience.

We design and assess our cybersecurity risk management capability using the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) as a structured, risk-based reference. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST CSF to inform how we identify, assess, prioritize, and manage cybersecurity risks relevant to our business, including decisions related to controls, investments, and maturity progression.

Our cybersecurity risk management processes are integrated into our overall risk management program and share common methodologies, reporting channels, and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following, among other elements:

●	risk assessments designed to help identify material cybersecurity threats to our critical IT Systems and information;

●	a security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes;

●	risk review of certain third-party service providers, including software vendors, third-party cloud services, and third-party hosting services, with ongoing risk monitoring for critical vendors through an external cybersecurity intelligence service;

●	cybersecurity awareness training of our employees, including incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents including escalation, communication, and recovery protocols, and

●	periodic evaluation of our cybersecurity capabilities to identify opportunities for improvement and to prioritize enhancements based on risk, threat intelligence, and business needs.

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

We monitor the evolving cybersecurity threat landscape, including risks associated with ransomware, supply-chain and third-party dependencies, and emerging technologies.

However, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a full discussion of cybersecurity risks, please see our Risk Factors in Item 1A.

Management Oversight of Cybersecurity

Our Chief Information Officer (“CIO”) and the Vice President (“VP”) of Information Security have primary responsibility for our cybersecurity risk management capability, including establishing cybersecurity strategy, overseeing risk mitigation priorities, and supervising both internal cybersecurity personnel and retained external cybersecurity consultants.

Our CIO and VP of Information Security collectively have over 30 years of experience in leading information technology and security functions across strategy, architecture, engineering, and operations.

The CIO and VP of Information Security take steps to stay informed and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include, but are not limited to, risk assessments, including with the support of external advisors, briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Management and relevant stakeholders periodically participate in cybersecurity incident response exercises designed to test preparedness, decision-making, and escalation procedures.

Our Cybersecurity Council, comprised of cross-functional senior leaders from operations, finance, internal audit, product management, and information technology teams, also reviews and assesses security risks and issues from a business and technology perspective across all organizations within the Company on a quarterly basis, with the guidance and input of the CIO and VP of Information Security.

The Cybersecurity Council provides oversight to help support alignment between cybersecurity risk management activities and business priorities, including operational continuity, financial impact, and product considerations.

Our executive management team is responsible for assessing our material, or reasonably likely to be material, risks from cybersecurity threats with the advice and input of the CIO and VP of Information Security, including based on the above and from external advisors as necessary.

Board Oversight of Cybersecurity

Our Board considers cybersecurity risks as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives updates on our cybersecurity risk management program from the CIO and the VP of Information Security at least twice yearly; however, only one update was provided in 2025 due to our transition to a new CIO. In addition, management updates the Audit Committee regarding any material or significant cybersecurity incidents, as well as incidents with lesser impact potential or other significant emerging risks, as appropriate.

The Audit Committee reports to the full Board at least annually regarding cybersecurity matters. The full Board also receives annual briefings from the CIO and the VP of Information Security on cybersecurity, or from external experts on cybersecurity as part of the Board’s continuing education on topics that impact public companies.

Item 2.   PROPERTIES.

We maintain 41 principal manufacturing, warehouse and distribution facilities worldwide, including our corporate headquarters located in North Andover, Massachusetts. Additionally, we maintain numerous sales offices and other smaller manufacturing facilities and warehouses. The principal properties in each of our three geographic segments and their location, principal use and ownership status are set forth below:

Americas:

Location	Principal Use	Owned/Leased
North Andover, MA	Corporate Headquarters	Owned
Burlington, ON, Canada	Distribution Center	Owned
Export, PA	Manufacturing/Distribution	Owned
Franklin, NH	Manufacturing/Distribution	Owned
St. Pauls, NC	Manufacturing/Distribution	Owned
Menomonee Falls, WI	Manufacturing/Distribution	Owned
Germantown, WI	Manufacturing/Distribution	Owned
Michigan City, IN	Manufacturing/Distribution	Owned
Itu, São Paolo, Brazil	Manufacturing/Distribution	Owned
Spindale, NC	Manufacturing/Distribution	Owned
Fort Worth, TX	Manufacturing/Distribution	Leased
Fort Myers, FL	Manufacturing/Distribution	Leased
Oviedo, FL	Manufacturing/Distribution	Leased
Blauvelt, NY	Manufacturing/Distribution	Leased
Sparks, NV	Distribution Center	Leased
Sparks, NV	Manufacturing/Distribution	Leased
Vernon, BC, Canada	Manufacturing/Distribution	Leased
Woodland, CA	Manufacturing/Distribution	Leased
Groveport, OH	Distribution Center	Leased
Hutchinson, KS	Manufacturing/Distribution	Leased

Europe:

Location	Principal Use	Owned/Leased
Biassono, Italy	Manufacturing/Distribution	Owned
Landau, Germany	Manufacturing/Distribution	Owned
Plovdiv, Bulgaria	Manufacturing	Owned
Sorgues, France	Distribution Center	Owned
Vildbjerg, Denmark	Manufacturing/Distribution	Owned
Virey-le-Grand, France	Manufacturing	Owned
Rosières, France	Manufacturing/Distribution	Owned
Gardolo, Italy	Manufacturing	Owned
Monastir, Tunisia	Manufacturing	Leased
St. Neots, United Kingdom	Distribution	Leased

Asia-Pacific, Middle East, and Africa:

Location	Principal Use	Owned/Leased
Ningbo, Beilun District, China	Manufacturing	Owned
Riyadh, Kingdom of Saudi Arabia	Manufacturing	Owned
Shanghai, China	APMEA Headquarters	Leased
Ningbo, Beilun District, China	Distribution Center	Leased
Auckland, New Zealand	Manufacturing/Distribution	Leased
Dubai, United Arab Emirates	Sales Office/Distribution	Leased
Caringbah, New South Wales, Australia	Manufacturing/Distribution	Leased
Epping, Victoria, Australia	Distribution	Leased
Kewdale, Western Australia, Australia	Distribution	Leased
Luscombe, Queensland, Australia	Distribution	Leased
Riyadh, Kingdom of Saudi Arabia	Manufacturing	Leased

We believe our properties, including machinery, tools and equipment, are in good condition, well-maintained and adequate and suitable for their intended uses.

Item 3.   LEGAL PROCEEDINGS.

We are from time to time involved in various legal and administrative proceedings. See Item 1. “Business—Product Liability, Environmental and Other Litigation Matters,” and Note 17 of the Notes to Consolidated Financial Statements, both of which are incorporated herein by reference.

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

The number of record holders of our Class A common stock as of January 25, 2026 was 54. The number of record holders of our Class B common stock as of January 25, 2026 was 9.

Aggregate common stock dividend payments in 2025 were $66.9 million, which consisted of $55.1 million and $11.8 million for Class A common stock and Class B common stock, respectively. Aggregate common stock dividend payments in 2024 were $55.5 million, which consisted of $45.7 million and $9.8 million for Class A common stock and Class B common stock, respectively. While we presently intend to continue to pay comparable cash dividends, the payment of future cash dividends depends upon the Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

The following table includes information with respect to repurchases of our Class A common stock during the three-month period ended December 31, 2025 under our stock repurchase programs.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
September 29, 2025 – October 26, 2025	4,680	$277.95	4,680	$131,817,886
October 27, 2025 – November 23, 2025	4,547	$273.00	4,547	$130,576,667
November 24, 2025 – December 31, 2025	5,929	$277.34	5,929	$128,932,475
Total	15,156	$276.20	15,156
(1)	On July 31, 2023, the Board of Directors authorized a stock repurchase program of up to $150 million of our Class A common stock to be purchased from time to time on the open market or in privately negotiated transactions, which has no expiration date. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Class A common stock for the last five years with the cumulative return of companies on the Standard & Poor’s 500 Stock Index and the Russell 2000 Index. We chose the Russell 2000 Index because it represents companies with a market capitalization similar to that of Watts Water. The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2020 and that all dividends were reinvested.

Cumulative Total Return

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Watts Water Technologies, Inc.	100.00	160.64	121.97	175.13	172.28	235.76
S & P 500	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40

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

Item 6.   [Reserved]

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 150 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income almost exclusively from the sale of our products. Our principal product and solution categories include:

•

Residential and commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions, hydration solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

•

Heating, ventilation and air conditioning (“HVAC”) and gas—includes commercial, institutional and industrial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation.

●	Drainage and water re use—includes drainage products and engineered rainwater harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.

●	Water quality—includes point-of-use, point-of-entry, closed loop, cooling tower, and other water applications used for water filtration, monitoring, conditioning and scale prevention systems for commercial, marine, light industrial and residential applications.

Our business is reported in three geographic segments: Americas, Europe, and APMEA. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (“OEMs”), specialty, and do-it-yourself (“DIY”).

We believe the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that we believe will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings. We have completed 17 acquisitions since 2016, and eight acquisitions in the last three years, all of which were strategic and complementary acquisitions that expanded our addressable market and that we believe will enable value creation through greater scale and growth opportunities.

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

Tariffs imposed on foreign imports into the United States have increased the cost of our products and could adversely impact the gross profit we earn on our products. We are proactively managing changes in tariffs by leveraging our global sourcing strategy, driving incremental productivity within our operations and implementing pricing actions as appropriate. We expect that our significant degree of vertical integration, with manufacturing close to our customers, will be an advantage for us in the current environment. We have a proven track record of successfully navigating through periods of disruption and we are committed to continuing our strong execution. However, there can be no assurance that we will be able to fully mitigate the impact of new or increased tariffs and actions taken by the United States or other countries could have a material adverse effect on our business, financial condition or results of operations. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding future trade policy actions and could affect our cost structure and supply chain planning. We will continue to monitor developments around the Supreme Court’s decision and evaluate its potential impact on our future financial results and business. We also continue to experience inflation in our material, labor and overhead costs. Despite these challenges and uncertainties, we continue to invest in our business, including new products, our smart and connected solutions and our growth and productivity initiatives. We remain focused on our customers’ needs and on executing on our long-term strategy.

The trade policy environment has created uncertainty which may result in reduced economic activity. However, gross domestic product (“GDP”) is expected to remain positive and is generally a leading indicator for our repair and replacement business. New construction indicators are mixed. Multi-family and single-family housing, office, retail and recreation verticals are expected to be down, but light industrial, including data centers, is growing and institutional verticals remain steady. The European economy remains weak and geopolitical uncertainties continue, all of which may adversely affect our future financial results.

Due to the above circumstances and as described generally in this Form 10-K, our results of operations for the year ended December 31, 2025 are not necessarily indicative of future results. Management cannot predict the full impact of the uncertainties discussed above. For further information regarding the impact on the Company, see Item 1A. “Risk Factors.”

Financial Overview

Net sales for 2025 increased 8.3%, or $186.3 million, on a reported basis and 5.3%, or $119.1 million, on an organic basis, compared to 2024. The reported sales increase included acquired sales of 2.3%, or $52.4 million, with $50.4 million reported within the Americas segment and $2.0 million reported within APMEA, and the favorable impact of foreign exchange of $14.8 million, primarily due to the depreciation of the U.S. dollar against the euro. The organic sales increase was primarily driven by incremental price across all of our operating segments, higher volumes in our Americas and APMEA segments, partially offset by lower volumes in our Europe segment. Operating income of $448.1 million increased by $57.7 million, or 14.8%, in 2025 compared to 2024. This increase was primarily driven by favorable price, volume growth, productivity, contributions from our acquisitions and cost savings from prior restructuring actions, partially offset by inflation, tariffs, lower volume in our Europe segment, higher restructuring costs and incremental investments.

In discussing our results of operations, segment earnings is the GAAP performance measure used by our chief operating decision-maker (“CODM”) to assess and evaluate segment results. Segment earnings exclude the impacts of special items which are defined as non-recurring, and unusual expenses or benefits, such as restructuring costs, acquisition-related costs, gain on sale of assets and pension settlements. The CODM uses segment earnings for insight into underlying trends comparing past financial performance with current performance by reporting segment on a consistent basis.

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

Management’s discussion and analysis of our financial condition, results of operations and cash flows as of and for the year ended December 31, 2023 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Acquisitions

On November 29, 2025, we completed the acquisition of The Industrial Company for Castings and Sanitary Fittings (“Saudi Cast”) in a share purchase transaction funded with cash on hand. Saudi Cast is a leading manufacturer of cast iron and stainless steel drainage solutions, located in Riyadh, Saudi Arabia, offering high quality, specified drainage solutions serving the non-residential and industrial markets. Saudi Cast’s operating results since the date of acquisition are included in the APMEA segment.

On November 14, 2025, we completed the acquisition of Superior Boiler (“Superior”) in an equity purchase transaction funded with cash on hand. The aggregate net purchase price was $88.7 million. Superior is headquartered in Hutchinson, Kansas, and is a designer and manufacturer of a wide range of customized steam and hot water boiler systems for commercial, institutional and industrial applications. Superior’s operating results since the date of acquisition are included in the Americas segment.

On November 4, 2025, we completed the acquisition of Haws Corporation (“Haws”) in a share purchase transaction funded with cash on hand. Haws is headquartered in Sparks, Nevada and is a leading global brand providing emergency safety and hydration solutions serving industrial, institutional and non-residential end markets for more than 120 years. Haws’ operating results since the date of acquisition are included in the Americas segment.

On June 13, 2025, we completed the acquisition of substantially all of the assets of Freije Treatment Systems, Inc. (“EasyWater”) funded with cash on hand. EasyWater is a leading provider of water quality solutions, and designer and manufacturer of innovative, chemical-free technologies for treating water in residential and commercial applications. The acquisition of EasyWater aligns with our continued focus on growth, innovation and expanding our portfolio of high-value water quality solutions. EasyWater’s operating results since the date of acquisition are included in the Americas segment.

On January 2, 2025, we completed the acquisition of I-CON Systems Holdings, LLC (“I-CON”) in a membership unit purchase transaction funded with cash on hand. The final net purchase price was $70.7 million. I-CON is headquartered in Oviedo, Florida, and is a designer and manufacturer of intelligent plumbing controls, addressing the unique challenges of water management in correctional facilities. I-CON’s operating results since the date of acquisition are included in the Americas segment.

Recent Developments

On February 9, 2026, we declared a quarterly dividend of fifty-two cents ($0.52) per share on each outstanding share of Class A common stock and Class B common stock payable on March 13, 2026, to stockholders of record on February 27, 2026.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for the years ended December 31, 2025 and December 31, 2024 were as follows:

	Year Ended		Year Ended			% Change to
	December 31, 2025		December 31, 2024			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,847.4	75.8%	$1,664.9	73.9%	$182.5	8.1%
Europe	450.7	18.5	453.3	20.1	(2.6)	(0.1)
APMEA	140.4	5.7	134.0	6.0	6.4	0.3
Total	$2,438.5	100.0%	$2,252.2	100.0%	$186.3	8.3%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$133.7	$(21.0)	$6.4	$119.1	5.9%	(0.9)%	0.3%	5.3%	8.0%	(4.6)%	4.8%
Foreign exchange	(1.6)	18.4	(2.0)	14.8	—	0.8	(0.1)	0.7	—	4.0	(1.5)
Acquired	50.4	—	2.0	52.4	2.2	—	0.1	2.3	3.0	—	1.5
Total	$182.5	$(2.6)	$6.4	$186.3	8.1%	(0.1)%	0.3%	8.3%	11.0%	(0.6)%	4.8%

Our products are sold primarily to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$95.5	$5.7	$(1.6)	$34.1	$133.7	8.8%	5.7%	(1.9)%	8.6%
Europe	(11.5)	(9.7)	0.2	—	(21.0)	(3.7)	(7.0)	9.1	—
APMEA	5.6	2.4	—	(1.6)	6.4	5.9	37.5	—	(4.9)
Total	$89.6	$(1.6)	$(1.4)	$32.5	$119.1	6.0%	(0.7)%	(1.7)%	7.6%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $182.5 million, or 11.0%, in 2025 compared to 2024. The change in net sales was positively impacted by $50.4 million, or 3.0%, of acquired sales related to four acquisitions completed during 2025. The change in net sales was negatively impacted by $1.6 million of foreign currency translation. Organic net sales increased $133.7 million, or 8.0%, primarily due to favorable price realization and increased volume. The organic net sales growth was primarily in the wholesale channel from increased sales across our core valve and drain products and in the specialty channel from increased sales of our heating and hot water products.

Europe net sales decreased $2.6 million, or 0.6%, in 2025 compared to 2024. The change in net sales was positively impacted by $18.4 million, or 4.0%, of foreign currency translation. Organic net sales decreased $21.0 million, or 4.6%, primarily due to volume declines from market weakness in the OEM and wholesale channels, partially offset by favorable price realization. The OEM channel was impacted by reduced government energy incentives and the related heat pump destocking primarily in the first half of 2025, while the wholesale channel was primarily impacted by reduced volume of plumbing product sales into France and Benelux and drains product sales.

APMEA net sales increased $6.4 million, or 4.8%, in 2025 compared to 2024. The change in net sales was positively impacted by $2.0 million, or 1.5%, of acquired sales related to the Saudi Cast acquisition completed in the fourth quarter of 2025. The change in net sales was negatively impacted by $2.0 million, or 1.5%, of foreign currency translation. Organic net sales increased $6.4 million, or 4.8%, primarily due to increased volume across all major countries in the segment.

The net increase in net sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the euro, partially offset by the unfavorable impact of the appreciation of the U.S. dollar against the Australian dollar and Canadian dollar in 2025.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for 2025 and 2024 were as follows:

	Year Ended
	December 31, 2025	December 31, 2024

	(dollars in millions)
Gross profit	$1,206.0	$1,062.0
Gross margin	49.5%	47.2%

Gross profit and gross margin increased primarily from higher price realization, productivity and contributions from our acquisitions including lower inventory related acquisition adjustments, partially offset by inflation and tariffs.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $69.8 million, or 10.5%, in 2025 compared to 2024. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$37.5	5.6%
Foreign exchange	3.6	0.6
Acquired	20.4	3.1
Special items	8.3	1.2
Total	$69.8	10.5%

The increase in organic SG&A expenses was primarily due to an increase in strategic investments of $18.0 million, increased costs due to general inflation of $16.2 million, a net increase in short-term and long-term compensation accruals of $11.1 million, increased variable costs of $9.8 million due to higher net sales, $4.9 million increase in donations, increased product liability and insurance claim costs of $3.7 million and $1.4 million in higher travel and marketing spend, partially offset by $11.6 million from productivity initiatives, $6.7 million of restructuring savings, $3.4 million net benefit from the release of a previously reserved contingency matter and lower professional fees of $2.9 million compared to 2024. The increase in foreign exchange was mainly due to the depreciation of the U.S. dollar against the euro, partially offset by the appreciation of the U.S. dollar against the Australian dollar and Canadian dollar. The acquired SG&A costs related to five acquisitions completed in 2025. The increase in special items SG&A expenses was primarily due to a $7.8 million gain on the settlement of Bradley’s frozen pension plan and $4.4 million gain on sale of buildings in 2024 that did not repeat in 2025, partially offset by decreased acquisition-related costs of $3.9 million compared to 2024. Total SG&A expenses, as a percentage of net sales, were 30.1% in 2025 compared to 29.5% in 2024.

Restructuring. In 2025, we recorded a net restructuring charge of $23.7 million, which included a $22.0 million charge related to the 2025 French restructuring program that was approved in the first quarter of 2025. In 2024, we recorded a net restructuring charge of $7.2 million, which related to immaterial actions in all regions including severance, exit costs and other cost reductions. For a more detailed description of our restructuring plans, see Note 3 of Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

Operating Income. Operating income, which is made up of segment earnings, Corporate operating loss and special items, for 2025 and 2024 was as follows:

				% Change to
	Year Ended			Consolidated
	December 31,	December 31,		Operating
	2025	2024	Change	Income

	(dollars in millions)
Americas	$452.2	$376.0	$76.2	19.5%
Europe	59.8	53.2	6.6	1.7
APMEA	25.7	24.5	1.2	0.3
Total segment earnings	$537.7	$453.7	84.0	21.5

Corporate operating loss - excluding special items	(60.5)	(54.1)	(6.4)	(1.6)
Corporate special items	(1.6)	(1.7)	0.1	—
Corporate operating loss - as reported	$(62.1)	$(55.8)	(6.3)	(1.6)

Segment special items	(27.5)	(7.5)	(20.0)	(5.1)
Total operating income	$448.1	$390.4	$57.7	14.8%

The increase (decrease) in total segment earnings is attributable to the following:

					Change As a % of				Change As a % of
					Total Segment Earnings				Segment Earnings

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$71.6	$4.2	$0.5	$76.3	15.8%	0.9%	0.1%	16.8%	19.0%	7.9%	2.0%
Foreign exchange	(0.4)	2.4	0.1	2.1	(0.1)	0.5	—	0.4	(0.1)	4.5	0.4
Acquired	5.0	—	0.6	5.6	1.1	—	0.1	1.2	1.3	—	2.4
Total	$76.2	$6.6	$1.2	$84.0	16.8%	1.4%	0.2%	18.4%	20.2%	12.4%	4.8%

Operating income increased $57.7 million, or 14.8%, in 2025 compared to 2024. Operating income was unfavorably impacted by $16.5 million of incremental restructuring charges in 2025 compared to 2024, primarily related to the 2025 French restructuring program, as well as gains of $7.8 million on the settlement of Bradley’s frozen pension plan and $4.4 million of gain on the sale of buildings in 2024 that did not repeat in 2025, partially offset by lower acquisition-related costs. The increase in organic operating income of $76.3 million, or 16.8%, was primarily due to higher price realization, higher volume in the Americas and APMEA, and productivity and savings from prior restructuring actions, partially offset by volume deleverage in Europe, inflation, tariffs and investments.

Interest Income. Interest income increased $0.9 million, or 10.1%, in 2025 compared to 2024 primarily due to higher cash and cash equivalents balances.

Interest Expense. Interest expense decreased $3.9 million, or 26.5%, in 2025 as compared to 2024 primarily due to a lower principal balance of debt outstanding. Refer to Note 13 Financing Arrangement of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Other Expense (Income), Net. Other expense (income), net, was an expense balance of $1.3 million in 2025, primarily due to unfavorable foreign currency translation, compared to an income balance of $1.4 million in 2024 primarily due to an immaterial investment gain. Refer to Note 18 Financial Instruments of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Income Taxes. Our effective income tax rate decreased to 23.5% in 2025 from 24.6% in 2024. The decrease was primarily due to a reversal of a tax liability during the first quarter of 2025 relating to a prior tax year for which we determined the statute of limitations had lapsed. The tax liability reversal resulted in a decrease in our foreign tax credit carryforwards and the release of an associated valuation allowance. This decrease was slightly offset by an increase related to the changes from the One Big Beautiful Bill Act (“OBBBA”).

Net Income. Net income for 2025 was $340.8 million, or $10.17 per share of common stock on a diluted basis, compared to $291.2 million, or $8.69 per share of common stock on a diluted basis, for 2024. Results for 2025 included after-tax charges of $17.8 million, or $0.53 per share of common stock, for restructuring and $4.5 million, or $0.13 per share of common stock, for acquisition-related costs, partially offset by an after-tax benefit of $8.3 million, or $0.25 per share of common stock, for an income tax adjustment related to a lapsed statute tax year liability, as noted above in ‘Income Taxes’.

Results for 2024 included after-tax charges of $10.7 million, or $0.32 per share of common stock, for acquisition-related costs and $5.4 million, or $0.16 per share of common stock, for restructuring, partially offset by after-tax benefits of $5.8 million, or $0.17 per share of common stock, for a gain on the settlement of the Bradley pension plan, $3.5 million, or $0.11 per share of common stock, for a gain on sale of assets and $1.0 million, or $0.03 per share of common stock, for other investment gains.

Liquidity and Capital Resources

2025 and 2024 Cash Flows

We generated $402.0 million of net cash from operating activities in 2025 as compared to $361.1 million in 2024. The increase in cash generated was primarily related to higher net income and lower tax payments as a result of the OBBBA, partially offset by higher working capital investment related to timing of accounts receivable collections and higher inventory primarily related to strategic inventory investment and incremental tariffs.

We used $302.8 million of net cash for investing activities in 2025 compared to $124.7 million used in 2024. We spent $160.8 million more cash for acquisitions and $16.3 million more cash for net capital expenditures in 2025 compared to 2024.

We used $96.9 million of net cash for financing activities during 2025 primarily due to dividend payments of $66.9 million, tax withholding payments on vested stock awards of $11.4 million and payments of $16.0 million to repurchase approximately 67,000 shares of Class A common stock. In 2024, we used $190.5 million of net cash for financing activities primarily due to long-term debt repayments of $100.0 million, dividend payments of $55.5 million, tax withholding payments on vested stock awards of $13.0 million and payments of $17.0 million to repurchase approximately 85,000 shares of Class A common stock.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2025, we had drawn down $200.0 million on this line of credit and had $12.2 million in letters of credit outstanding, which resulted in $587.8 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to our consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2025 was 4.98%. The weighted average interest rate on debt outstanding inclusive of the interest rate swaps discussed in Note 18 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2025 was 4.07%. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

As of December 31, 2025, we held $405.5 million in cash and cash equivalents. Of this amount, $209.4 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs for at least the next 12 months and thereafter for the foreseeable future. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent, other than with respect to the one-time repatriation of foreign earnings in 2023, has been to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate additional post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

On July 4, 2025, the OBBBA was enacted into law, introducing major changes to U.S. tax regulations, with staggered effective dates. Key provisions affecting our income taxes include an increase in bonus depreciation deductions, accelerated expensing of research and development costs and updates to international tax rules. We have included the effects of these changes in our 2025 consolidated financial statements. In 2025, OBBBA had minimal impact on our effective income tax rate, however it generated significant cash tax savings due to accelerated tax deductions.

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Covenant Compliance

Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests as of December 31, 2025. The financial ratios include a consolidated interest coverage ratio based on consolidated earnings before income taxes, interest expense, depreciation, and amortization (Consolidated EBITDA) to consolidated interest expense, as defined in the Credit Agreement. The Credit Agreement defines Consolidated EBITDA to exclude unusual or non-recurring charges and gains. We are also required to maintain a consolidated leverage ratio of consolidated funded debt to Consolidated EBITDA. Consolidated funded debt, as defined in the Credit Agreement, includes all long and short-term debt, finance lease obligations and any trade letters of credit that are outstanding, less cash and cash equivalents on the balance sheet.

As of December 31, 2025, our actual financial ratios calculated in accordance with the Credit Agreement compared to the required levels under the Credit Agreement were as follows:

	Actual Ratio	Required Level
Minimum level
Interest Charge Coverage Ratio	49.4 to 1.00	3.50 to 1.00
Maximum level
Leverage Ratio	0.00 to 1.00	3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain acquisitions)

As of December 31, 2025, we were in compliance with all financial covenants related to the Credit Agreement.

In addition to financial ratios, the Credit Agreement contains affirmative and negative covenants that include limitations on disposition or sale of assets, prohibitions on assuming or incurring any liens on assets with limited exceptions and limitations on making investments other than those permitted by the agreement.

Working capital (defined as current assets less current liabilities) as of December 31, 2025 was $773.7 million compared to $665.6 million as of December 31, 2024. The ratio of current assets to current liabilities was 2.5 to 1.0 as of December 31, 2025 and 2.6 to 1 as of December 31, 2024. The increase in working capital is primarily related to higher working capital investment related to timing of accounts receivable collections and higher inventory primarily related to strategic inventory investment and incremental tariffs, partially offset by timing of accounts payable and various accrual expense payments.

Material Cash Requirements

We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs during 2026 and thereafter for the foreseeable future.

We anticipate investing between $50 million to $60 million in capital expenditures during 2026 to improve our manufacturing capabilities and invest in technology and other commercial and operational excellence initiatives. We also anticipate investing approximately $25 million to $30 million during 2026 related to our multi-year cloud-based SAP ERP system implementation for our Americas and APMEA regions. The SAP ERP system implementation will be a phased rollout approach over a number of years. We expect the new ERP investment will result in more efficient and scalable operational processes, provide enhanced analytics to drive improved business performance, and offer an improved customer experience.

We intend to continue to repurchase shares of Class A common stock consistent with prior years. The repurchases are executed from time to time on the open market or in privately negotiated transactions. The timing and number of shares repurchased will be determined based on our evaluation of market conditions and other factors, see Note 14 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

While we presently intend to continue to pay comparable quarterly cash dividends on both Class A and B common stock, the payment of future cash dividends depends upon our Board of Directors’ assessment of our earnings, financial condition, capital requirements and other factors.

We maintain letters of credit that guarantee our performance or payment to third parties in accordance with specified terms and conditions. Amounts outstanding were approximately $12.2 million as of December 31, 2025 and $12.9 million as of December 31, 2024. Our letters of credit are primarily associated with insurance coverage and, to a lesser extent, foreign purchases and generally expire within one year of issuance. These instruments may exist or expire without being drawn down; therefore, they do not necessarily represent future cash flow obligations.

Our contractual obligations as of December 31, 2025 are presented in the following table:

		Next	Beyond
Contractual Obligations	Total	12 Months	12 Months

	(in millions)
Long-term debt obligations, including current maturities(a)	$200.0	$—	$200.0
Operating lease obligations(b)	123.8	17.2	106.6
Finance lease obligations(c)	2.9	1.3	1.6
Pension contributions(d)	8.4	0.5	7.9
Interest(e)	17.1	9.9	7.2
Capital expenditures(f)	12.6	12.6	—
Purchase obligations(g)	69.4	65.7	3.7
Total	$434.2	$107.2	$327.0

(a) Relates to drawdowns on the line of credit under the Credit Agreement as recognized in the consolidated balance sheet. See Note 13 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

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

(d) Relates to estimated future obligations for the Europe pension plans. See Note 16 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

(e) Represents the current estimate of future interest payments due on the current and estimated future drawdown requirements on the line of credit under the Credit Agreement referenced above at (a).

(f) Relates to capital expenditure obligations included in the anticipated capital expenditure investment totals of $50 million to $60 million discussed above.

(g) Primarily includes $56.7 million of commodity commitments and $12.6 million relates to cost obligations for our SAP ERP system implementation program.

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

We refer to non-GAAP organic changes in financial measures, including organic net sales, organic net sales growth, organic SG&A expenses and organic segment earnings, which exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Reconciliations to the most closely related U.S. GAAP measure, net sales, net sales growth, SG&A and segment earnings, have been included in our discussion within “Results of Operations” above. Non-GAAP measures should be considered in addition to, and not as a replacement for or as a superior measure to, U.S. GAAP measures. Management believes reporting these non-GAAP measures provide useful information to investors, potential investors and others, by facilitating easier comparisons of our performance with prior and future periods.

Adjusted operating income, adjusted operating margins, adjusted net income, and adjusted diluted earnings per share are non-GAAP measures that exclude the impact of special items which are defined as non-recurring and unusual expenses incurred or benefits recognized in the periods presented that relate primarily to our global restructuring programs, acquisition-related costs, gain on sale of assets, pension settlements, other investment gains and the related income tax impacts on these items and other tax adjustments. Management believes reporting these financial measures provides useful information to investors, potential investors and others by facilitating easier comparisons of our performance with prior and future periods.

A reconciliation of U.S. GAAP results to these adjusted non-GAAP measures is provided below (dollars in millions, except per share amounts):

	Year Ended
	December 31,	December 31,
	2025	2024

Net sales	$2,438.5	$2,252.2

Operating income	448.1	390.4
Operating margin %	18.4%	17.3%

Adjustments for special items:
Restructuring	23.7	7.2
Acquisition-related costs	5.4	14.2
Gain on sale of asset	—	(4.4)
Pension settlement	—	(7.8)

Total adjustments for special items	$29.1	$9.2

Adjusted operating income	$477.2	$399.6
Adjusted operating margin %	19.6%	17.7%

Net income	$340.8	$291.2

Adjustments for special items - tax effected:
Restructuring	17.8	5.4
Acquisition-related costs	4.5	10.7
Gain on sale of asset	—	(3.5)
Pension settlement	—	(5.8)
Other investment gain	—	(1.0)
Tax adjustment items	(8.3)	—

Total adjustments for special items - tax effected:	$14.0	$5.8

Adjusted net income	$354.8	$297.0

Diluted earnings per share	$10.17	$8.69
Restructuring	0.53	0.16
Acquisition-related costs	0.13	0.32
Gain on sale of asset	—	(0.11)
Pension settlement	—	(0.17)
Other investment gain	—	(0.03)
Tax adjustment items	(0.25)	—

Adjusted diluted earnings per share	$10.58	$8.86

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

A reconciliation of net cash provided by operating activities to free cash flow and a calculation of our cash conversion rate is provided below:

	Year Ended
	December 31,	December 31,
	2025	2024

	(in millions)
Net cash provided by operating activities	$402.0	$361.1
Less: additions to property, plant, and equipment	(45.7)	(35.3)
Plus: proceeds from the sale of property, plant, and equipment	—	5.9
Free cash flow	$356.3	$331.7
Net income	$340.8	$291.2
Cash conversion rate of free cash flow to net income	104.5%	113.9%

Free cash flow improved in 2025 when compared to 2024 primarily driven by higher net income, partially offset by higher working capital investments related to the timing of accounts receivable collections and higher inventory primarily related to increased tariff costs.

Our net debt to capitalization ratio, a non GAAP financial measure used by management, at December 31, 2025 was (11.4%) compared to (12.5%) at December 31, 2024. The change was driven by a decrease in net debt balance, primarily due to increased cash and cash equivalents and an increase in stockholders’ equity at December 31, 2025 compared to December 31, 2024 due to higher net income. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	December 31,	December 31,
	2025	2024

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	197.7	197.0
Less: cash and cash equivalents	(405.5)	(386.9)
Net debt	$(207.8)	$(189.9)

A reconciliation of capitalization is provided below:

	December 31,	December 31,
	2025	2024

	(in millions)
Net debt	$(207.8)	$(189.9)
Total stockholders’ equity	2,027.7	1,707.9
Capitalization	$1,819.9	$1,518.0
Net debt to capitalization ratio	(11.4)%	(12.5)%

Application of Critical Accounting Policies and Key Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used, or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no significant changes in our accounting policies or significant changes in our accounting estimates during 2025.

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

Our revenue for product sales is primarily recognized on a point in time model, at the point control transfers to the customer, which is generally when products are shipped from the Company’s manufacturing or distribution facilities or when delivered to the customer’s named location. For certain product sales, the Company recognizes revenue on an over-time basis. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. For performance obligations satisfied over time, revenue is recognized on a percentage-of-completion basis generally using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs can include labor, materials, subcontractors’ costs, or other direct costs and indirect costs. Sales tax, value-added tax, or other taxes collected concurrent with revenue producing activities are excluded from revenue. Freight costs billed to customers for shipping and handling activities are included in revenue with the related cost included in selling, general and administrative expenses. See Note 4 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further disclosures and detail regarding revenue recognition.

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

Goodwill and other intangibles

We have made numerous acquisitions over the years and have recognized a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit when a quantitative analysis is performed. The determination of reporting units requires judgment, and if we changed the definition of our reporting units, it is possible that we would have reached different conclusions when performing our impairment tests. Changes in our management structure or business acquisitions may result in changes to our reporting units. We estimate the fair value of our reporting units using a weighting of fair value derived from income approach based on the present value of estimated future cash flows and guideline public company market approaches.

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

If the qualitative assessment is not conclusive, or at our election, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. This assessment uses a weighting of fair values derived from the income approach and the market approach. We weight the fair value derived from the market approach commensurate with the level of comparability of these publicly traded companies to the reporting unit. The income and market approaches consider both entity-specific and observable market information under the fair value hierarchy in ASC Topic 820 and changes in, or additions to, available information may affect the assumptions we use in estimating fair value.

1)	The income approach uses a discounted cash flow (“DCF”) model, which requires us to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures, working capital, long-term growth rates and the cost of capital. During periods of time in which macroeconomic conditions are uncertain or volatile, these assumptions are subject to a greater degree of uncertainty. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Changes in any of our assumptions could significantly impact the fair value of one or more of our reporting units. The projections that we use in our DCF model are updated annually, or more often if necessary, and will change over time based on the historical performance and changing business conditions for each of our reporting units. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.

2)	The market approach uses observable market data of comparable public companies to estimate fair value utilizing financial metrics (such as operating value to earnings before interest and tax, depreciation and amortization). We apply judgment to select appropriate comparison companies based on the business operations, size and operating results of our reporting units. Changes to our selection of comparable companies or market multiples may result in changes to the estimates of fair value of our reporting units.

In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.

The quantitative goodwill impairment test then compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit.

In 2025, we had eight reporting units. Haws, Superior and Saudi Cast were acquired in the fourth quarter of 2025, after the goodwill testing date (October 26, 2025). We performed a qualitative analysis for seven reporting units, which include Blücher, Front-of-the-Wall, US Drains, Water Quality, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA. We performed a quantitative analysis for the Fluid Solutions - Europe reporting unit in connection with the annual strategic plan and due to the underperformance to prior year and budget, primarily caused by the challenging European economic environment in 2025.

As of October 26, 2025, our testing date, we had $780.0 million of goodwill on our balance sheet. As a result of our qualitative analyses, we determined that the fair values of the seven reporting units noted above were more likely than not greater than the carrying amounts. As a result of the quantitative analysis, we determined that the fair value of the Fluid Solutions - Europe reporting unit exceeded the carrying value. In 2025, no goodwill impairments were recorded. Changes in macroeconomic, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative and quantitative analyses could result in the reporting unit fair value not exceeding the carrying amounts and could lead to impairment.

Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition and we have recorded certain trademarks and trade names as indefinite-lived intangible assets. Values assigned to intangible assets are typically determined by an independent valuation firm based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired. Accounting guidance allows us to perform a qualitative impairment assessment of indefinite-lived intangible assets consistent with the goodwill guidance noted previously. For our 2025 impairment assessment, which occurred as of October 26, 2025, we performed a qualitative assessment for all trademarks and tradenames where the fair value significantly exceeded the carrying value in the previous quantitative assessment performed. As of the assessment, the majority of the trademarks and tradenames were expected to have annual sales growth in 2025, with a few expected to potentially have minimal sales decline in 2025 but sales growth in 2026 or future years. As a result of our qualitative analyses, we determined that the fair values of the indefinite-lived intangibles assets were more likely than not greater than the carrying amounts. If we were to perform a quantitative assessment, the methodology we employ is the relief from royalty method, a subset of the income approach. During 2025, 2024, and 2023, no impairment was recognized on our indefinite-lived intangible assets. Changes in macroeconomics, industry or market conditions, or our inability to achieve projected results that were used to complete the qualitative and quantitative analyses could result in the trademark’s or trade name’s fair value not exceeding its carrying amount and could lead to impairment.

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

Legal contingencies

We are a defendant in numerous legal matters including legal matters involving environmental issues and product liability as discussed in more detail in Part I, Item 1. “Business—Product Liability, Environmental and Other Litigation Matters” and Note 17 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. As required by GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. When it is possible to estimate reasonably possible loss or range of loss above the amount accrued, that estimate is aggregated and disclosed. Estimates of potential outcomes of these contingencies are often developed in consultation with outside counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the actual liability to fully resolve litigation cannot be predicted with any assurance of accuracy. In the event of an unfavorable outcome in one or more legal matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to us, management believes that the ultimate outcome of all legal contingencies, as they are resolved over time, is not likely to have a material adverse effect on our financial condition.

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

As of December 31, 2025, we decreased our valuation allowance on foreign tax credits by $8.2 million due to the reduction in related foreign tax credits. See Note 11 of Notes to the Consolidated Financial Statements in this Annual Report for further disclosures.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates, interest rates and costs of certain raw materials used in the manufacturing process. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives we use are instruments with liquid markets. See Note 18 of Notes to the Consolidated Financial Statements for further details.

Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; and the U.S. dollar and the Chinese yuan.

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S., Canadian or Australian dollar. We use foreign currency forward exchange contracts from time to time to manage the risks related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive income (loss) until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of our designated foreign hedge contracts outstanding as of December 31, 2025 was a liability of less than $0.1 million.

Under the Credit Agreement, our earnings and cash flows are exposed to fluctuations in interest payments related to our floating rate debt. In order to manage our exposure, we entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, we received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, we amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, we receive the one-month Term SOFR subject to a -0.1% floor and pay a fixed rate of 0.942% on a notional amount of $100.0 million. We entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, we receive the one-month Term SOFR subject to a -0.1% floor and pay a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps mature on March 30, 2026. Information about our long-term debt facility and related interest rates appears in Note 18 of the Consolidated Financial Statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

In 2024, we began the implementation of a new global enterprise resource planning (“ERP”) system. The implementation is expected to occur in phases over the next several years and will replace many of our legacy ERP systems. The ERP system is designed to, among other things, streamline and enhance the Company’s operational, financial and accounting processes through a comprehensive, integrated solution. In 2025, we made changes to our internal control over financial reporting to address processes impacted by the ERP system implementation.

As the phased implementation of the new ERP system continues, we will have additional changes to our processes and procedures which, in turn, will result in additional changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the above-noted changes, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Item 9B.   OTHER INFORMATION.

(a)	None
(b)	During the three months ended December 31, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Information about Our Executive Officers and Directors” and is incorporated herein by reference. The information provided under the captions “Information as to Nominees for Director,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 19, 2026 is incorporated herein by reference.

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

Item 11.   EXECUTIVE COMPENSATION.

The information provided under the captions “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 19, 2026 is incorporated herein by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 19, 2026 is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025, about the shares of Class A common stock that may be issued upon the exercise of stock options, settlement of performance stock awards and vesting of deferred stock awards issued under the Company’s Third Amended and Restated 2004 Stock Incentive Plan, and the settlement of restricted stock units granted under our Management Stock Purchase Plan, as well as the number of shares remaining for future issuance under our Third Amended and Restated 2004 Stock Incentive Plan and Management Stock Purchase Plan.

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be				available for future issuance
	issued upon exercise of		Weighted‑average exercise		under equity compensation
	outstanding options,		price of outstanding options,		plan (excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	244,149	(1)	$—	(2)	1,444,894	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	244,149	(1)	$—	(2)	1,444,894	(3)
(1)	Represents 99,226 outstanding performance stock awards and 85,610 deferred stock awards under the Third Amended and Restated 2004 Stock Incentive Plan, and 59,313 outstanding restricted stock units under the Management Stock Purchase Plan.

(2)	No options remain outstanding as of December 31, 2025. Deferred stock awards, performance stock awards and restricted stock units do not have an exercise price.

(3)	Includes 764,240 shares available for future issuance under the Third Amended and Restated 2004 Stock Incentive Plan, and 677,258 shares available for future issuance under the Management Stock Purchase Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided under the captions “Corporate Governance” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 19, 2026 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information provided under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 19, 2026 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023	101

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Watts Water Technologies, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Excess and obsolete inventory reserve

As discussed in Note 7 to the consolidated financial statements, the Company reported inventories of $524.3 million as of December 31, 2025, including a valuation reserve of $73.6 million, which primarily relates to reserves for excess and obsolete inventory. As discussed in Note 2, the Company’s inventories are stated at the lower of cost or net realizable value using standard costs determined primarily on a first-in, first-out method which approximates actual costs. The Company uses both specific product identification and historical product demand as the basis for estimating its excess or obsolete inventory reserve. The Company identifies all inventories that exceed a range of one to three years in sales to calculate inventory on hand that exceeds estimated demand. This is determined by comparing the current inventory balance against unit sales for the trailing twelve months. New products added to inventory within the past twelve months are excluded from this analysis. Changes in market conditions, lower-than-expected customer demand, or changes in technology or features could result in additional excess or obsolete inventory that is not saleable and could require additional inventory reserve provisions.

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

February 23, 2026

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in millions, except per share information)

	Years Ended December 31,
	2025	2024	2023
Net sales	$2,438.5	$2,252.2	$2,056.3
Cost of goods sold	1,232.5	1,190.2	1,095.4
GROSS PROFIT	1,206.0	1,062.0	960.9
Selling, general and administrative expenses	734.2	664.4	604.5
Restructuring	23.7	7.2	5.5
OPERATING INCOME	448.1	390.4	350.9
Other (income) expense:
Interest income	(9.8)	(8.9)	(7.2)
Interest expense	10.8	14.7	8.2
Other expense (income), net	1.3	(1.4)	0.4
Total other expense	2.3	4.4	1.4
INCOME BEFORE INCOME TAXES	445.8	386.0	349.5
Provision for income taxes	105.0	94.8	87.4
NET INCOME	$340.8	$291.2	$262.1
Basic EPS
NET INCOME PER SHARE	$10.17	$8.70	$7.85
Weighted average number of shares	33.5	33.5	33.4
Diluted EPS
NET INCOME PER SHARE	$10.17	$8.69	$7.82
Weighted average number of shares	33.5	33.5	33.5
Dividends declared per share	$1.99	$1.65	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$340.8	$291.2	$262.1
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	51.1	(31.6)	9.7
Cash flow hedges	(2.2)	(0.7)	(3.9)
Defined benefit pension plan, net of tax:
Pension settlement, net of tax benefit of $0.2 million	—	(0.7)	—
Actuarial gain, net of tax provision of $0.2 million	—	—	0.7
Other comprehensive income (loss)	48.9	(33.0)	6.5
Comprehensive income	$389.7	$258.2	$268.6

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in millions, except share information)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$405.5	$386.9
Trade accounts receivable, less reserve allowances of $12.5 million at December 31, 2025 and $11.9 million at December 31, 2024	294.0	253.2
Inventories, net:
Raw materials	190.8	141.9
Work in process	28.5	16.9
Finished goods	305.0	233.3
Total Inventories	524.3	392.1
Prepaid expenses and other current assets	62.3	51.3
Total Current Assets	1,286.1	1,083.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	777.1	691.6
Accumulated depreciation	(480.0)	(436.8)
Property, plant and equipment, net	297.1	254.8
OTHER ASSETS:
Goodwill	859.0	715.0
Intangible assets, net	294.6	235.0
Deferred income taxes	17.9	36.4
Other, net	126.5	72.3
TOTAL ASSETS	$2,881.2	$2,397.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$182.2	$148.0
Accrued expenses and other liabilities	234.7	190.8
Accrued compensation and benefits	95.5	79.1
Total Current Liabilities	512.4	417.9
LONG-TERM DEBT	197.7	197.0
DEFERRED INCOME TAXES	36.5	10.9
OTHER NONCURRENT LIABILITIES	106.9	63.3
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,426,533 shares at December 31, 2025 and 27,366,685 shares at December 31, 2024	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,916,290 shares at December 31, 2025 and 5,953,290 shares at December 31, 2024	0.6	0.6
Additional paid-in capital	720.6	696.2
Retained earnings	1,431.3	1,184.8
Accumulated other comprehensive loss	(127.5)	(176.4)
Total Stockholders’ Equity	2,027.7	1,707.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,881.2	$2,397.0

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in millions, except share information)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2022	27,314,679	$2.7	5,958,290	$0.6	$651.9	$795.3	$(149.9)	$1,300.6
Net income	—	—	—	—	—	262.1	—	262.1
Other comprehensive income	—	—	—	—	—	—	6.5	6.5
Comprehensive income							—	268.6
Shares of Class A common stock issued upon the exercise of stock options	598	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	20.2	—	—	20.2
Stock repurchase	(91,622)	—	—	—	—	(16.0)	—	(16.0)
Net change in restricted stock units	129,046	—	—	—	2.1	(15.8)	—	(13.7)
Common stock dividends	—	—	—	—	—	(46.5)	—	(46.5)
Balance at December 31, 2023	27,352,701	$2.7	5,958,290	$0.6	$674.3	$979.1	$(143.4)	1,513.3
Net income	—	—	—	—	—	291.2	—	291.2
Other comprehensive loss	—	—	—	—	—	—	(33.0)	(33.0)
Comprehensive income							—	258.2
Shares of Class A common stock issued upon the exercise of stock options	364	—	—	—	—	—	—	—
Shares of Class B common stock converted to Class A common stock	5,000	—	(5,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	19.5	—	—	19.5
Stock repurchase	(85,435)	—	—	—	—	(17.0)	—	(17.0)
Net change in restricted stock units	94,055	—	—	—	2.4	(13.0)	—	(10.6)
Common stock dividends	—	—	—	—	—	(55.5)	—	(55.5)
Balance at December 31, 2024	27,366,685	$2.7	5,953,290	$0.6	$696.2	$1,184.8	$(176.4)	1,707.9
Net income	—	—	—	—	—	340.8	—	340.8
Other comprehensive income	—	—	—	—	—	—	48.9	48.9
Comprehensive income	—	—	—	—	—	—	—	389.7
Shares of Class B common stock converted to Class A common stock	37,000	—	(37,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	21.2	—	—	21.2
Stock repurchase	(66,519)	—	—	—	—	(16.0)	—	(16.0)
Net change in restricted stock units	89,367	—	—	—	3.2	(11.4)	—	(8.2)
Common stock dividends	—	—	—	—	—	(66.9)	—	(66.9)
Balance at December 31, 2025	27,426,533	$2.7	5,916,290	$0.6	$720.6	$1,431.3	$(127.5)	2,027.7

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$340.8	$291.2	$262.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.2	34.6	30.1
Amortization of intangibles	20.6	19.8	13.2
Amortization of cloud computing arrangements	1.6	—	—
Loss on disposal, (gain) on sale of assets, impairment of long-lived asset and other	0.3	(5.2)	0.2
Stock-based compensation	21.2	19.5	20.2
Deferred income tax	38.5	(14.7)	(18.8)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(9.5)	3.3	6.2
Inventories	(75.4)	13.6	27.0
Prepaid expenses and other assets	(18.1)	(9.0)	(20.6)
Accounts payable, accrued expenses and other liabilities	45.8	8.0	(8.8)
Net cash provided by operating activities	402.0	361.1	310.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(45.7)	(35.3)	(29.7)
Proceeds from the sale of property, plant and equipment	—	5.9	—
Business acquisitions, net of cash acquired	(257.1)	(96.3)	(313.4)
Other investing activity	—	1.0	—
Net cash used in investing activities	(302.8)	(124.7)	(343.1)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	—	240.0
Payments of long-term debt	—	(100.0)	(90.0)
Payments for withholding taxes on vested awards	(11.4)	(13.0)	(15.8)
Payments for debt issuance costs	—	(2.3)	—
Payments for finance leases and other	(2.6)	(2.7)	(2.8)
Proceeds from share transactions under employee stock plans	—	—	0.1
Payments to repurchase common stock	(16.0)	(17.0)	(16.0)
Dividends	(66.9)	(55.5)	(46.5)
Net cash (used in) provided by financing activities	(96.9)	(190.5)	69.0
Effect of exchange rate changes on cash and cash equivalents	16.3	(9.1)	2.6
INCREASE IN CASH AND CASH EQUIVALENTS	18.6	36.8	39.3
Cash and cash equivalents at beginning of year	386.9	350.1	310.8
CASH AND CASH EQUIVALENTS AT END OF YEAR	$405.5	$386.9	$350.1

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$327.9	$98.5	$344.0
Cash paid, net of cash acquired	257.1	96.3	313.4
Liabilities assumed	$70.8	$2.2	$30.6

Issuance of stock under management stock purchase plan	$0.9	$0.4	$0.4

CASH PAID FOR:
Interest	$9.9	$12.7	$7.7
Income taxes	$74.4	$117.2	$115.7

The accompanying notes are an integral part of these consolidated financial statements.

Watts Water Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Business

Watts Water Technologies, Inc. (the “Company”) is a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 150 years, the Company has designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water.

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

Concentration of Credit

The Company sells products to a diversified customer base and, therefore, has no significant concentrations of credit risk. In 2025, 2024 and 2023, no customer accounted for 10% or more of the Company’s total sales or accounts receivable.

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

Acquisitions

The Company utilizes the acquisition method of accounting under ASC 805, Business Combinations, (“ASC 805”), for all transactions and events in which it obtains control over one or more other businesses, to recognize the fair value of all assets and liabilities acquired, and in establishing the acquisition date fair value as of the measurement date for all assets and liabilities assumed. The Company also utilizes ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include:

●	Estimated fair values for fixed assets and inventory;
●	Estimated fair values of intangible assets; and
●	Estimated income tax assets and liabilities assumed from the acquiree.

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

Stock-Based Compensation

The Company records compensation expense in the financial statements for stock-based awards based on the grant date fair value of those awards for restricted stock awards and deferred stock awards. Stock-based compensation expense for restricted stock awards and deferred stock awards is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The performance stock units offered by the Company to employees are amortized to expense over the vesting period, if deemed probable of achievement, and based on the Company’s performance relative to the performance goals, which may be adjusted over the attainment period. Changes to the estimated shares expected to vest will result in adjustments to the related stock-based compensation expense that will be recorded in the period of change. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period of the respective grant.

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

Derivative instruments may be designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The Company had interest rate swaps and foreign exchange hedges designated as cash flow hedges as of December 31, 2025. Refer to Note 18 for further details.

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

Assets and liabilities subject to this hierarchy are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Refer to Note 18 for further details.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expense amounted to $87.5 million, $85.5 million and $71.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Research and Development

Research and development costs included in selling, general, and administrative expense amounted to $73.5 million, $70.4 million and $67.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company’s revenue for product sales is primarily recognized on a point in time model, at the point control transfers to the customer, which is generally when products are shipped from the Company’s manufacturing or distribution facilities or when delivered to the customer’s named location. For certain product sales, the Company recognizes revenue on an over-time basis. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. For performance obligations satisfied over time, revenue is recognized on a percentage-of-completion basis generally using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs can include labor, materials, subcontractors’ costs, or other direct costs and indirect costs. Sales tax, value-added tax, or other taxes collected concurrent with revenue producing activities are excluded from revenue. Freight costs billed to customers for shipping and handling activities are included in revenue with the related cost included in selling, general and administrative expenses. See Note 4 for further disclosures and detail regarding revenue recognition.

Contract Assets and Liabilities

The Company’s contract assets reflect revenue recognized and performance obligations in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted this standard, on a prospective basis, for its annual reporting beginning January 1, 2025 and has included the required additional disclosures in the Income Tax footnote of the consolidated financial statements for the year ended December 31, 2025.

Accounting Standard Updates

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

In July 2025, the FASB issued ASU No. 2025-05 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The amendments in this update provide a practical expedient permitting an entity to assume the conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company is currently evaluating the provisions of ASU 2025-05 and does not expect it to have a material impact on our consolidated balance sheet, statement of operations and statement of cash flows.

In September 2025, the FASB issued ASU No. 2025-06 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. ASU 2025-06 simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of ASU 2025-06 can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is evaluating the provisions of ASU 2025-06 and the potential effect it will have on the Company’s consolidated financial statements and disclosures.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Restructuring costs:
2025 France Actions	$22.0	$—	$—
Other Actions	1.7	7.2	5.5
Total restructuring charges	$23.7	$7.2	$5.5

The Company recorded pre-tax restructuring in its business segments as follows:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Americas	$(0.1)	$2.1	$2.5
Europe	23.7	4.5	2.0
APMEA	0.1	0.6	1.0
Total	$23.7	$7.2	$5.5

2025 France Actions

On February 3, 2025, the Board of Directors approved a restructuring program with respect to the Company’s operating facility in Hautvillers, France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Hautvillers, France and relocation of the facility’s production activities primarily to the Company’s other facilities in France and other locations in Europe. The program was initially expected to include pre-tax charges totaling approximately $22.0 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 96 positions at the Hautvillers, France facility. As a result of the facility consolidations, the net headcount reduction in France is expected to be approximately 68 positions. As of December 31, 2025, the Company estimated the total expected pre-tax charges for the program to be approximately $23.2 million. The increase from the initial total expected pre-tax charges was related to higher legal and severance costs. Total net after-tax charges for this restructuring program are expected to be approximately $17.2 million, of which non-cash charges are immaterial, with costs being incurred through the end of 2026, at which time the restructuring program is expected to be completed. The Company has spent approximately $1.0 million in capital expenditures to consolidate operations, and expects to spend approximately $0.5 million more in 2026. Annual pre-tax savings are estimated to be approximately $3.0 million, which the Company expects to fully realize by the end of 2026.

The following table summarizes by type, the total expected, incurred, and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2025 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2025	$18.0	$1.4	$0.9	$1.7	$22.0
Remaining costs to be incurred	0.5	0.4	—	0.3	1.2
Total expected restructuring costs	$18.5	$1.8	$0.9	$2.0	$23.2

Details of the restructuring reserve activity for the Company’s 2025 France Actions for the year ended December 31, 2025 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2024	$—	$—	$—	$—	$—
Net pre-tax restructuring charges	18.0	1.4	0.9	1.7	22.0
Utilization and foreign currency impact	(9.5)	(1.0)	(0.9)	(1.3)	(12.7)
Balance at December 31, 2025	$8.5	$0.4	$—	$0.4	$9.3

Other Actions

The Company periodically initiates other actions that are not part of a major program. Included in “Other Actions” for the year ended December 31, 2025, were immaterial cost saving actions, primarily severance costs, taken across all segments.

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

Included in “Other Actions” for the year ended December 31, 2023, was $2.0 million of restructuring charges recognized in the Europe segment related to cost saving actions and primarily include severance costs.

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (“OEMs”), specialty, and do-it-yourself (“DIY”). The Company operates in three geographic segments: Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”). Each of these segments sells similar products, which consist of the following principal product and solution categories:

●	Residential and commercial flow control and protection—includes products and solutions typically sold into plumbing and hot water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, leak detection and protection products, commercial washroom solutions, hydration solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

●	Heating, ventilation and air conditioning (“HVAC”) and gas—includes commercial, institutional and industrial high-efficiency boilers, water heaters and heating solutions, hydronic and electric heating systems for under floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, and flexible stainless steel connectors for natural and liquid propane gas in commercial food service and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation.

●	Drainage and water re use—includes drainage products and engineered rainwater harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.

●	Water quality—includes point-of-use, point-of-entry, closed loop, cooling tower, and other water applications used for water filtration, monitoring, conditioning and scale prevention systems for commercial, marine, light industrial and residential applications.

The following table disaggregates revenue, which is presented as net sales in the financial statements, for each reportable segment, by distribution channel and principal product category:

	For the Year Ended December 31, 2025
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$1,188.9	$314.3	$101.5	$1,604.7
OEM	105.3	133.9	8.7	247.9
Specialty	472.5	—	30.2	502.7
DIY	80.7	2.5	—	83.2
Total	$1,847.4	$450.7	$140.4	$2,438.5

	For the Year Ended December 31, 2025
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$1,192.5	$172.1	$123.3	$1,487.9
HVAC and Gas Products	379.7	181.2	11.2	572.1
Drainage and Water Re-use Products	163.6	93.4	5.1	262.1
Water Quality Products	111.6	4.0	0.8	116.4
Total	$1,847.4	$450.7	$140.4	$2,438.5

	For the Year Ended December 31, 2024
		(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated
Wholesale	$1,086.3	$313.0	$95.0	$1,494.3
OEM	99.7	138.1	6.4	244.2
Specialty	396.6	—	32.6	429.2
DIY	82.3	2.2	—	84.5
Total	$1,664.9	$453.3	$134.0	$2,252.2

	For the Year Ended December 31, 2024
		(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated
Residential & Commercial Flow Control	$1,070.9	$167.7	$118.6	$1,357.2
HVAC and Gas Products	346.2	186.3	11.7	544.2
Drainage and Water Re-use Products	143.5	95.2	2.6	241.3
Water Quality Products	104.3	4.1	1.1	109.5
Total	$1,664.9	$453.3	$134.0	$2,252.2

The Company generally considers customer purchase orders, which in some cases are governed by master sales agreements, to represent the contract with a customer. The Company’s contracts with customers are generally for products only and typically do not include other performance obligations such as professional services, extended warranties, or other material rights. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors, including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected not to assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the historical purchase order when the product was sold on a standalone basis is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment from the Company’s manufacturing site or distribution center, or delivery to the customer’s named location. For certain product sales, performance obligations are satisfied over time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced

(continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. In certain circumstances, the Company manufactures customized products without alternative use for its customers. For the arrangements that entitle the Company to a right to payment of cost plus a profit for work completed, the Company concluded that control transfers over time. However, for the arrangements that do not provide such payment rights, the Company has concluded that control transfers at the point in time and not over time. In determining whether control has transferred, the Company considers if there is a present right to payment, physical possession and legal title, along with risks and rewards of ownership having transferred to the customer.

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

Total contract assets, included on the Company’s consolidated balance sheet in prepaid expenses and other current assets, and contract liabilities, included on the Company’s consolidated balance sheet in accrued expenses and other liabilities, as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

	(in millions)
Contract assets	$4.2	$—
Contract liabilities	(26.6)	(11.1)
Net contract liability	$(22.4)	$(11.1)

Contract assets increased $4.2 million during 2025 primarily due to revenue recognized and performance obligations in advance of customer billings on certain contracts from the 2025 acquisitions. Contract liabilities increased $15.5 million during 2025 due to an increase in payments received from customers in advance of the satisfaction of performance under the contract primarily from the 2025 acquisitions. In 2025, 2024, and 2023, we recognized revenue of $7.7 million, $6.2 million, and $7.2 million related to contract liabilities at January 1, 2025, January 1, 2024 and January 1, 2023, respectively. Contract liabilities as of January 1, 2024 were $8.1 million. Remaining performance obligations (“RPOs”) represent the aggregate amount of certain contract for which products have not been provided or services have not been performed. The Company does not disclose the value of RPOs for contracts with an original expected duration of one year or less. The RPOs for contracts with an original expected duration of more than one year is not material.

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

(5) Acquisitions

Saudi Cast

On November 29, 2025, the Company completed the acquisition of The Industrial Company for Castings and Sanitary Fittings (“Saudi Cast”) in a share purchase transaction funded with cash on hand. Saudi Cast is a leading manufacturer of cast iron and stainless steel drainage solutions, located in Riyadh, Saudi Arabia, offering high quality, specified drainage solutions serving the non-residential and industrial markets. Saudi Cast’s operating results since the date of acquisition are included in the APMEA segment. The Company accounted for the transaction as a business combination and it was deemed not to be material to the Company’s consolidated financial statements.

Superior

On November 14, 2025, the Company completed the acquisition of Superior Boiler (“Superior”) in an equity purchase transaction funded with cash on hand. The aggregate net purchase price was $88.7 million, net of cash acquired of $4.5 million, and is subject to a final post-closing working capital adjustment.

Superior is headquartered in Hutchinson, Kansas, and is a designer and manufacturer of a wide range of customized steam and hot water boiler systems for commercial, institutional and industrial applications. Superior’s operating results since the date of acquisition are included in the Americas segment. The Company has determined that both the pro-forma and actual results, including Superior’s net sales, net income, and earnings per share, are not material to the Company’s financial results, and therefore has not included these disclosures.

The Company accounted for the transaction as a purchased business combination. During the fourth quarter of 2025, the Company performed the preliminary purchase price allocation for the Superior purchase. The acquisition resulted in the recognition of $54.1 million in goodwill and $31.6 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $27.0 million with estimated lives of 12 years and the trade name valued at $4.6 million with an estimated life of 15 years. The goodwill is attributable to the workforce of Superior and the portfolio which will allow the Company to expand its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as a stock acquisition and therefore maintained the existing tax basis for acquired assets and liabilities.

The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$4.5
Trade accounts receivable	7.3
Inventories, net	10.5
Prepaid expenses and other current assets	2.5
Property, Plant and Equipment	5.8
Intangible assets	31.6
Goodwill	54.1
Other assets	9.4
Accounts payable	(6.2)
Accrued expenses and other current liabilities	(14.5)
Other noncurrent liabilities	(11.8)
Purchase price	$93.2

Haws

On November 4, 2025, the Company completed the acquisition of Haws Corporation (“Haws”) in a share purchase transaction funded with cash on hand. Haws is headquartered in Sparks, Nevada and is a leading global brand providing emergency safety and hydration solutions serving industrial, institutional and non-residential end markets for more than 120 years. Haws’ operating results since the date of acquisition are included in the Americas segment. The Company accounted for the transaction as a business combination and it was deemed not to be material to the Company’s consolidated financial statements.

EasyWater

On June 13, 2025, the Company completed the acquisition of substantially all of the assets of Freije Treatment Systems, Inc. (“EasyWater”) funded with cash on hand. EasyWater is a leading provider of water quality solutions and has designed and manufactured innovative, chemical-free technologies for treating water in residential and commercial applications. The acquisition of EasyWater aligns with the Company’s continued focus on growth, innovation and expanding the Company’s portfolio of high-value water quality solutions. EasyWater’s operating results since the date of acquisition are included in the Americas segment. The Company accounted for the transaction as a business combination and it was deemed not to be material to the Company’s consolidated financial statements.

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

The Company accounted for the transaction as a purchased business combination. The purchase price allocation was completed in the second quarter of 2025. The acquisition resulted in the recognition of $41.6 million in goodwill and $20.9 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $18.2 million with estimated lives of 12 years and the trade name valued at $2.7 million with an indefinite life. The goodwill is attributable to the workforce of I-CON and the portfolio which will allow the Company to expand its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

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

The Company accounted for the transaction as a purchased business combination. During the first quarter of 2024, the Company performed the preliminary purchase price allocation for the Josam purchase, with immaterial adjustments during the remainder of fiscal year 2024 related to the final working capital and valuation adjustments. The purchase price allocation was completed in the fourth quarter of 2024. The acquisition resulted in the recognition of $35.1 million in goodwill and $39.4 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $33.5 million with estimated lives of 15 years and the trade name valued at $5.9 million with an indefinite life. The goodwill is attributable to the workforce of Josam and the portfolio which will allow the Company to expand its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as an asset acquisition and therefore the intangibles and goodwill are deductible for tax purposes resulting in future tax benefits.

The following table summarizes the fair value of the assets and liabilities acquired (in millions):

Cash	$4.6
Trade accounts receivable	4.3
Inventories, net	15.0
Prepaid expenses and other current assets	0.9
Property, Plant and Equipment	7.6
Intangible assets	39.4
Goodwill	35.1
Accounts payable	(1.5)
Accrued expenses and other current liabilities	(1.8)
Purchase price	$103.6

(6) Goodwill & Intangibles

Goodwill

The Company performs its annual goodwill impairment testing for each reporting unit as of fiscal October month-end or more frequently if there is a triggering event or circumstance that indicates an impairment loss may have occurred. As of the October 26, 2025 testing date, the Company had $780.0 million of goodwill on its balance sheet. In 2025, the Company had eight reporting units. The Company performed a qualitative analysis for seven reporting units, which include Blücher, Front-of-the-Wall, US Drains, Water Quality, Fluid Solutions-Americas, Heating and Hot Water Solutions (“HHWS”) and APMEA. The Company performed a quantitative analysis for the Fluid Solutions-Europe reporting unit in connection with the annual strategic plan and due to underperformance to prior year and budget, primarily cause by the challenging European economic environment in 2025. The Company estimated the fair value of the reporting unit using a weighted calculation of the income approach and the market approach. The income approach calculated the present value of expected future cash flows and included the impact of recent underperformance of the reporting unit due to the continued challenging macroeconomic environment in Europe and lowered expectations for the reporting unit going forward included in the strategic plan. The guideline public company method (market approach) calculated estimated fair values based on valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to the Company. The implied fair value of the goodwill exceeded the carrying value of goodwill, therefore no goodwill impairment was recorded. As a result of the qualitative and quantitative analyses, the Company determined that the fair values of the reporting units were more likely than not greater than the carrying amounts. In 2024 and 2023, the Company did not need to proceed beyond the qualitative analysis, and no goodwill impairments were recorded.

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amount of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2025 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2025	Period	2025	2025	the Period	2025	2025	2025

	(in millions)
Americas	$617.5	$111.6	$729.1	$(24.5)	$—	$(24.5)	$0.4	$705.0
Europe	233.3	—	233.3	(129.7)	—	(129.7)	13.4	117.0
APMEA	31.3	17.9	49.2	(12.9)	—	(12.9)	0.7	37.0
Total	$882.1	$129.5	$1,011.6	$(167.1)	$—	$(167.1)	$14.5	$859.0

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Acquired					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2024 -
	January 1,	the	December 31,	January 1,	Loss During	December 31,	December 31,	December 31,
	2024	Period	2024	2024	the Period	2024	2024	2024

	(in millions)
Americas	$587.1	$31.1	$618.2	$(24.5)	$—	$(24.5)	$(0.7)	$593.0
Europe	239.8	—	239.8	(129.7)	—	(129.7)	(6.5)	103.6
APMEA	33.2	—	33.2	(12.9)	—	(12.9)	(1.9)	18.4
Total	$860.1	$31.1	$891.2	$(167.1)	$—	$(167.1)	$(9.1)	$715.0

During the year ended 2025, the Company completed the acquisitions of Superior, Haws, EasyWater and I-CON, resulting in an increase in goodwill within the Americas segment of $111.6 million, and completed the acquisition of Saudi Cast resulting in an increase in goodwill within the APMEA segment of $17.9 million. The final working capital adjustments for Superior, Haws and Saudi Cast are expected to be completed in the first quarter of 2026. During the year ended December 31, 2024, the Company completed the acquisition of Josam, resulting in $35.1 million of goodwill, and made adjustments to the purchase price allocation of Bradley Corporation, which was acquired in 2023, resulting in a $4.0 million reduction in goodwill, both within the Americas region.

Long-Lived Assets

Indefinite-lived intangibles are tested for impairment at least annually or more frequently if events or circumstances, such as a change in business conditions, indicate that it is “more likely than not” that an intangible asset might be impaired. The Company performs its annual indefinite-lived intangibles impairment assessment in the fourth quarter of each year. In 2025, 2024 and 2023, the Company performed a qualitative assessment for all tradenames. Based on the results of the assessments, the Company did not recognize an impairment on any indefinite-lived intangibles in 2025, 2024 or 2023.

Intangible assets with estimable lives and other long-lived assets are reviewed for potential indicators of impairment at least quarterly or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets with estimable lives and other long-lived assets is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted pre-tax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pre-tax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the weighted average cost of capital using the market and guideline public companies for the related businesses and does not allocate interest charges to the asset or asset group being measured. Judgment is required to estimate future operating cash flows. In 2025, 2024 and 2023, there were no indications of the carrying amounts of intangible assets with estimable lives not being recoverable.

Intangible assets include the following:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	315.0	(117.9)	197.1	251.9	(100.6)	151.3
Technology	55.5	(50.1)	5.4	53.2	(47.8)	5.4
Trade names	26.4	(13.9)	12.5	20.6	(13.0)	7.6
Other	1.1	(0.9)	0.2	1.1	(0.8)	0.3
Total amortizable intangibles	403.0	(187.8)	215.2	331.8	(167.2)	164.6
Indefinite-lived intangible assets	79.4	—	79.4	70.4	—	70.4
	$482.4	$(187.8)	$294.6	$402.2	$(167.2)	$235.0

With the completion of the acquisitions of Saudi Cast, Superior, Haws, EasyWater and I-CON in 2025, the Company acquired intangible assets of $78.0 million, consisting of an amortizable technology asset valued at $2.3 million with an estimated useful life of 5 years, customer relationships valued at $63.1 million with estimated useful lives of 10 to 15 years, definite-lived trade names valued at $5.6 million with estimated useful lives of 10 to 15 years and indefinite-lived trade names valued at $7.0 million. During the year ended December 31, 2024, the Company acquired $39.4 million in intangible assets as part of the Josam acquisition, consisting of customer relationships valued at $33.5 million, with an estimated useful life of 15 years, and an indefinite-lived trade name of $5.9 million.

Aggregate amortization expense for amortized intangible assets for 2025, 2024 and 2023 was $20.6 million, $19.8 million and $13.2 million, respectively. Additionally, future amortization expense on amortizable intangible assets is expected to be $23.9 million for 2026, $22.2 million for 2027, $22.0 million for 2028, $21.7 million for 2029, $20.4 million for 2030 and $105.0 million for beyond 2030. Amortization expense is provided on a straight-line basis over the estimated useful lives of the intangible assets. The weighted-average remaining life of total amortizable intangible assets is 8.2 years. Customer relationships, technology, trade names and other amortizable intangibles have weighted-average remaining lives of 11.4 years, 3.6 years, 11.5 years and 25.3 years, respectively. Indefinite-lived intangible assets include trade names and trademarks.

(7) Inventories, net

Inventories consist of the following:

	December 31,
	2025	2024

	(in millions)
Raw materials	$190.8	$141.9
Work-in-process	28.5	16.9
Finished goods	305.0	233.3
	$524.3	$392.1

Raw materials, work-in-process and finished goods are net of valuation reserves of $73.6 million and $58.1 million as of December 31, 2025 and 2024, respectively. The valuation reserve was primarily related to excess and obsolete inventory reserve of $68.1 million and $54.2 million as of December 31, 2025 and 2024, respectively. Finished goods of $19.5 million and $18.9 million as of December 31, 2025 and 2024, respectively, were consigned.

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2025	2024

	(in millions)
Land	$21.5	$15.3
Buildings and improvements	243.6	216.0
Machinery and equipment	484.0	438.3
Construction in progress	28.0	22.0
Property, plant and equipment, at cost	777.1	691.6
Accumulated depreciation	(480.0)	(436.8)
Property, plant, and equipment, net	$297.1	$254.8

(9) Leases

The Company has a variety of categories of lease arrangements, including real estate, automobiles, manufacturing equipment, facility equipment, office equipment and certain service arrangements that are dependent on an identified asset. The Company’s real estate leases, which consist primarily of manufacturing facilities, office space and warehouses, represent approximately 94% of the Company’s operating lease liabilities and generally have a lease term between 2 and 15 years. The remaining leases primarily consist of automobiles, machinery and equipment used in the manufacturing processes (e.g., forklifts and pallets), general office equipment and certain service arrangements, each with various lease terms. The Company’s automobile leases typically have terms ranging from 3 to 5 years. The Company’s remaining population of leases have terms ranging from 2 to 15 years. Certain lease arrangements may contain renewal terms ranging from 1 to 5 years. The majority of the Company’s real estate, automobile, and equipment leases consist of fixed and variable lease payments. For the Company’s real estate leases, variable payments include those for common area maintenance, property taxes, and insurance. For automobile leases, variable payments primarily include maintenance, taxes, and insurance. For equipment leases, variable payments include maintenance and payments based on usage. The Company has elected to account for lease and non-lease components as a single component for all leases. Therefore, all fixed costs within a lease arrangement are included in the fixed lease payments for the single, combined lease component and used to measure the lease liability. Variable lease costs are recognized in the period when the event, activity, or circumstance in the lease agreement occurs.

Some of the Company’s lease agreements include Company options to either extend and/or early terminate the lease, the costs of which are included in the Company’s lease liability to the extent that such options are reasonably certain of being exercised. Management considers factors such as economic incentives, location significance, leasehold improvements, relocation costs and business strategy when evaluating whether a renewal option is reasonably certain of being exercised. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets the Company leases are not specialized in nature. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. The Company’s lease agreements generally do not include residual value guarantees.

In 2025, the Company completed five acquisitions and as part of the acquisitions, the Company acquired 10 operating leases for office, warehouse, and equipment assets. The Company recognized a cumulative $30.3 million right of use assets and corresponding lease liabilities through purchase accounting completed in 2025 for all acquired leases.

Right-of-use asset amounts reported in the consolidated balance sheet by asset category as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
	(in millions)	(in millions)
Operating Leases (1)
Real estate	$81.9	$39.4
Automobile	4.1	4.1
Machinery and equipment	0.8	1.4
Total operating lease ROU Asset	$86.8	$44.9

Finance Leases (2)
Machinery and equipment	$12.0	10.9
Automobile	0.1	0.1
Less: Accumulated depreciation	(9.7)	(6.8)
Finance Leases, net	$2.4	$4.2
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in property, plant and equipment.

The Company’s maturities of operating and finance lease liabilities, including early termination and renewal options the Company is reasonably certain to exercise, as of December 31, 2025 were as follows:

	December 31, 2025
	Operating Leases	Finance Leases

	(in millions)
2026	$17.7	$1.3
2027	15.0	0.6
2028	13.7	0.5
2029	12.1	0.3
2030	10.8	0.2
Thereafter	55.0	—
Total undiscounted minimum lease payments	$124.3	$2.9
Less imputed interest	32.7	0.3
Total lease liabilities	$91.6	$2.6
Included in the consolidated balance sheet
Current lease liabilities (included in accrued expenses and other liabilities)	12.5	1.2
Non-Current lease liabilities (included in other non-current liabilities)	79.1	1.4
Total lease liabilities	$91.6	$2.6

The total lease cost consisted of the following amounts:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	(in millions)	(in millions)
Operating lease cost	$16.4	$14.1
Amortization of finance lease right-of-use assets	2.8	2.9
Interest on finance lease liabilities	0.2	0.3
Short-term lease cost	—	—
Sublease (income)	(0.6)	(0.6)
Variable lease cost	7.9	7.2
Total lease cost	$26.7	$23.9

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	December 31, 2025	December 31, 2024
	(in millions)	(in millions)
Operating cash flows for operating leases	$16.2	$13.4
Operating cash flows for finance leases	0.2	0.2
Financing cash flows for finance leases	2.6	2.8
Total cash paid for amounts included in the measurement of lease liabilities	19.0	16.4
Finance lease liabilities arising from obtaining right-of-use assets	0.8	4.4
Operating lease liabilities arising from obtaining right-of-use assets	53.8	7.5

The following summarizes additional information related to operating and finance leases:

	December 31, 2025		December 31, 2024
Weighted-average remaining lease term - finance leases	3.1	years	2.5	years
Weighted-average remaining lease term - operating leases	9.2	years	6.8	years
Weighted-average discount rate - finance leases	5.4%		5.7%
Weighted-average discount rate - operating leases	6.1%		4.4%

(10) Cloud Computing Arrangements

Capitalized costs to implement cloud computing arrangements and accumulated amortization are included on the Company’s consolidated balance sheet in other assets (other, net) and were as follows:

	December 31,
	2025	2024

	(in millions)
Total capitalized implementation costs	$30.4	$17.6
Accumulated amortization	(1.7)	(0.1)
Total capitalized implementation costs, net	$28.7	$17.5

Costs amortized during the fiscal year ended December 31, 2025 and 2024 were $1.6 million and $0.1 million, respectively, and are included in selling, general and administrative expenses. For the fiscal year ended December 31, 2023 there were no costs recognized related to the implementation of these cloud computing arrangements due to the timing of when these projects were placed into service. As of December 31, 2025, cloud computing arrangement assets in-service have remaining useful lives of approximately nine years.

(11) Income Taxes

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
	2025	2024

	(in millions)
Deferred income tax liabilities:
Excess tax over book depreciation	$29.1	$26.5
Intangibles	57.0	43.7
Goodwill	4.4	2.2
Foreign earnings	1.0	1.0
Operating lease ROU assets	18.3	8.6
Other	4.1	5.4
Total deferred tax liabilities	113.9	87.4
Deferred income tax assets:
Accrued expenses	6.9	5.7
Accrued bonus	9.8	6.8
Product liability	5.3	5.0
Operating lease liabilities	19.1	9.3
Stock based compensation	6.2	6.2
Foreign tax credits	4.9	13.5
Net operating loss carry forward	11.9	5.2
Capital loss carry forward	—	1.6
Inventory reserves	17.2	14.9
Intangibles	8.9	10.5
Capitalized R&D	3.5	41.7
Other	12.1	12.1
Total deferred income tax assets	105.8	132.5
Less: valuation allowance	(10.5)	(19.6)
Net deferred income tax assets	95.3	112.9
Net deferred income tax (liabilities) assets	$(18.6)	$25.5

The provision for income taxes is based on the following pre-tax income:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Domestic	$344.8	$270.3	$228.2
Foreign	101.0	115.7	121.3
	$445.8	$386.0	$349.5

The provision for income taxes consists of the following:

	Years Ended December 31,
	2025	2024	2023

	(in millions)
Current tax expense:
U.S. federal	$24.5	$62.5	$54.6
U.S. state and local	16.6	15.3	15.8
Non-U.S.	25.3	31.9	35.6
Total current	66.4	109.7	106.0
Deferred tax expense (benefit):
U.S. federal	36.7	(11.8)	(14.7)
U.S. state and local	1.8	(1.9)	(4.1)
Non-U.S.	0.1	(1.2)	0.2
Total deferred	38.6	(14.9)	(18.6)
Provision for income taxes	$105.0	$94.8	$87.4

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis for the year ended December 31, 2025. The following table provides the required disclosures under ASU 2023-09 and reconciles the U.S. federal statutory income tax amount and rate to the Company’s global effective income tax amount and rate for the year ended December 31, 2025:

	Year ended December 31,
	2025	Percent

	(in millions)
U.S. federal statutory income tax rate	$93.6	21.0%
State and local taxes (a)	14.5	3.3
Foreign tax effects	3.6	0.8
Effect of cross-border tax laws	(0.7)	(0.2)
Tax credits
Foreign tax credits	8.9	2.0
Other	(2.8)	(0.6)
Changes in valuation allowances	(9.6)	(2.2)
Nontaxable or nondeductible items	4.2	0.9
Changes in unrecognized tax benefits	0.4	0.1
Reversal of prior year tax liability	(8.4)	(1.9)
Other adjustments	1.3	0.3
Total	$105.0	23.5%
(a)	In 2025, state and local taxes in California, Massachusetts, Florida, New Jersey, Minnesota and New Hampshire made up the majority (greater than 50 percent) of the tax effect in this category.

The table below presents the disclosures required prior to the adoption of ASU 2023-09 and provides a reconciliation of the U.S. federal statutory income tax rate to the Company’s global effective income tax rate for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023

Computed expected federal income expense	$81.1	$73.4
State income taxes, net of federal tax benefit	10.6	9.3
Foreign tax rate differential	3.2	4.3
Valuation allowance	(4.0)	3.5
One time repatriation	3.1	1.2
Unrecognized tax benefits, net	1.2	1.4
Other, net	(0.4)	(5.7)
	$94.8	$87.4

At December 31, 2025, the Company had foreign and domestic net operating loss carry forwards of $26.2 million and $25.7 million, respectively, for income tax purposes before considering valuation allowances; $26.2 million of the foreign losses can be carried forward indefinitely, $25.7 million of the domestic losses expire as early as 2036 with the majority having an indefinite carryforward period. The net operating losses consist of $26.2 million related to Austrian operations and $25.7 million related to domestic operations.

At December 31, 2025 and 2024, the Company had foreign tax credit carry forwards of $4.7 million and $13.5 million, respectively, for income tax purposes before considering valuation allowances. The foreign tax credit carryforwards expire between 2027 and 2033.

At December 31, 2025 and 2024, the Company had valuation allowances of $10.5 million and $19.6 million, respectively. At December 31, 2025, $4.6 million related to foreign tax credits and $5.9 million related to Austrian net operating losses. At December 31, 2024, $12.8 million related to foreign tax credits, $5.1 million related to Austrian net operating losses, and $1.7 million related to the domestic capital loss carry forward. Management believes that the ability of the Company to use such foreign tax credits and losses within the applicable carry forward period does not rise to the level of the more likely than not threshold. The Company does not have a valuation allowance on other deferred tax assets, as management believes that it is more likely than not that the Company will recover the net deferred tax assets. Management believes it is more likely than not that the future reversals of the deferred tax liabilities, together with forecasted income, will be sufficient to fully recover the deferred tax assets.

Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, after December 2017, the Company considers all of its foreign earnings to be permanently reinvested outside of the U.S. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Unrecognized Tax Benefits

As of December 31, 2025, the Company had gross unrecognized tax benefits of approximately $5.3 million, approximately $5.2 million of which, if recognized, would affect the effective tax rate. The difference between the amount of unrecognized tax benefits and the amount that would affect the effective tax rate consists of allowable correlative adjustments that are available for certain jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2025	$4.9
Increases related to prior year tax positions	0.5
Decreases related to current year tax positions	—
Decreases due to lapse in statutes	(0.4)
Currency movement	0.3
Balance at December 31, 2025	$5.3

The Company conducts business in a variety of locations throughout the world resulting in tax filings in numerous domestic and foreign jurisdictions. The Company is subject to tax examinations regularly as part of the normal course of business. The Company’s major jurisdictions are the U.S., France, Germany, Italy and Canada. The statute of limitations in the U.S. is subject to tax examination for 2022 and later; France, Germany, Italy and Canada are subject to tax examination for 2019 and later. All other jurisdictions, with few exceptions, are no longer subject to tax examinations in state, local or international jurisdictions for tax years before 2019.

The Company accounts for interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025, and have included the following table as a result of our adoption, which presents income tax paid (net of refunds received) for the year ended December 31, 2025:

2025
(in millions)
U.S. federal	$37.1
U.S. state and local (1)	15.9
Non-U.S.
Canada	6.4
China	3.8
Other non-U.S.	11.2

Total cash paid for taxes	$74.4
(1)	No U.S. state exceeds 5% of total cash paid for income taxes.

The amount of cash income taxes paid, net of refunds, during the years ended December 31, 2024 and 2023 was $117.2 million and $115.7 million, respectively.

(12) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2025	2024

	(in millions)
Commissions and sales incentives payable	$71.9	$56.2
Product liability	20.9	20.7
Other	132.3	98.6
Income taxes payable	9.6	15.3
	$234.7	$190.8

(13) Financing Arrangements

The Company’s debt consists of the following:

	December 31,
	2025	2024

	(in millions)
Line of Credit due July 2029	$200.0	200.0
Less debt issuance costs (deduction from debt liability)	(2.3)	(3.0)
Total long-term debt	$197.7	$197.0

Principal payments during each of the next five years are due as follows (in millions): 2026: $0; 2027: $0; 2028: $0; 2029: $200.0; 2030: $0.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of December 31, 2025, the Company had drawn down $200.0 million on this line of credit and had $12.2 million in letters of credit outstanding, which resulted in $587.8 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to the Company’s consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of December 31, 2025 was 4.98%. The weighted average interest rate on debt outstanding inclusive of the interest rate swaps discussed in Note 18 of the Notes to Consolidated Financial Statements and interest rates under the Revolving Credit Facility as of December 31, 2025 was 4.07%. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. The Credit Agreement contains an expansion option of $400.0 million. As of December 31, 2025, the Company was in compliance with these financial covenants.

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

(14) Earnings per Share and Stock Repurchase Program

The Class A common stock and Class B common stock have equal dividend and liquidation rights. Each share of the Company’s Class A common stock is entitled to one vote on all matters submitted to stockholders and each share of Class B common stock is entitled to ten votes on all such matters. Shares of Class B common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holder. As of December 31, 2025, the Company had reserved a total of 1,689,043 shares of Class A common stock for issuance under its stock-based compensation plans and 5,916,290 shares for conversion of Class B common stock to Class A common stock.

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share assumes the conversion of all dilutive securities.

Net income and the number of shares used to compute net income per share, basic and assuming full dilution, are reconciled below:

	Years Ended December 31,
	2025			2024			2023
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(Amounts in millions, except per share information)
Basic EPS	$340.8	33.5	$10.17	$291.2	33.5	$8.70	$262.1	33.4	$7.85
Dilutive securities, principally unvested deferred stock awards	—	NM	NM	—	NM	(0.01)	—	0.1	(0.03)
Diluted EPS	$340.8	33.5	$10.17	$291.2	33.5	$8.69	$262.1	33.5	$7.82

NM – Not meaningful

On July 31, 2023, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased under the Company’s stock repurchase program when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of December 31, 2025, there was approximately $128.9 million remaining authorized for share repurchases under the repurchase program.

For the years ended December 31, 2025, 2024 and 2023, the Company repurchased 66,519 shares for $16.0 million, 85,435 shares for $17.0 million and 91,622 shares for $16.0 million, respectively.

(15) Stock-Based Compensation

As of December 31, 2025, the Company maintains one stock incentive plan, the Third Amended and Restated 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”). At December 31, 2025, 764,240 shares of Class A common stock were available for future grants of new equity awards under this plan. The Company currently grants deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the 2004 Stock Incentive Plan. The Company also previously granted shares of restricted stock to key employees. Stock awards to non-employee members of the Company’s Board of Directors vest immediately. Employees’ restricted stock awards and deferred stock awards typically vest over a three-year period at the rate of one-third per year. The shares that are subject to restricted stock awards are outstanding upon grant of the restricted stock awards whereas the shares that are subject to deferred stock awards are outstanding only upon vesting and settlement of the deferred stock award. The restricted stock awards and deferred stock awards are amortized to expense on a straight-line basis over the vesting period.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period, and based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related stock-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital (ROIC) for the third year of the performance period.

The Company includes “retirement vesting” provisions in the agreements for its deferred stock awards and performance stock units. These provisions provide that an employee who retires from the Company after attaining age 55 and 10 years of service and who meets certain other requirements, including non-competition and non-solicitation requirements, would be allowed to continue to vest in his or her deferred stock awards for the duration of the vesting periods and would be entitled to receive a pro rata portion of his or her performance stock units based on the period of service elapsed during the performance period. The employee is required to remain employed through the last working day of the grant year in order to be entitled to retirement vesting of the award in addition to the other provisions.

The Company also has a Management Stock Purchase Plan that allows for the granting of restricted stock units (RSUs) to key employees. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value (or at a 20% discount) of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the employee. An aggregate of 2,000,000 shares of Class A common stock may be issued under the Management Stock Purchase Plan. At December 31, 2025, 677,258 shares of Class A common stock were available for future grants under the Company’s Management Stock Purchase Plan.

2004 Stock Incentive Plan

The following is a summary of unvested restricted stock and deferred stock awards activity and related information:

	Years Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	86	$179.08	93	$149.96	121	$121.39
Granted	51	218.23	44	202.03	51	167.39
Vested	(43)	169.18	(47)	144.02	(76)	112.65
Cancelled/Forfeitures	(8)	209.15	(4)	169.90	(3)	139.46
Unvested at end of year	86	$204.24	86	$179.08	93	$149.96

The total fair value of shares vested during 2025, 2024 and 2023 was $10.6 million, $10.8 million and $12.7 million, respectively. At December 31, 2025, total unrecognized compensation cost related to unvested deferred stock awards was approximately $5.3 million with a total weighted average remaining term of 1.66 years. For 2025, 2024 and 2023, the Company recognized compensation costs of $9.6 million, $10.7 million and $9.3 million, respectively.

The aggregate intrinsic value of deferred shares granted and outstanding approximated $23.6 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $276.02 as of December 31, 2025.

The following is a summary of unvested performance stock award activity and related information:

	Years Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Unvested at beginning of year	106	$170.42	113	$142.53	146	$107.29
Granted	67	179.19	79	162.23	99	106.37
Vested	(68)	143.93	(80)	122.88	(125)	73.62
Cancelled/Forfeitures	(6)	198.21	(6)	174.85	(7)	132.14
Unvested at end of year	99	$192.57	106	$170.42	113	$142.53

The granted and vested shares activity include any adjustments required based on performance goal attainment on vesting. The total fair value of shares vested during 2025, 2024 and 2023 was $13.9 million, $16.6 million and $21.1 million, respectively. At December 31, 2025, total unrecognized compensation cost related to unvested performance stock awards was approximately $11.2 million with a total weighted average remaining term of 1.51 years. For 2025, 2024 and 2023, the Company recognized compensation costs of $10.4 million, $7.5 million and $9.7 million, respectively.

The aggregate intrinsic value of performance shares granted and outstanding approximated $27.4 million representing the total pre-tax intrinsic value based on the Company’s closing Class A common stock price of $276.02 as of December 31, 2025.

Management Stock Purchase Plan

Total unrecognized compensation cost related to unvested RSUs was approximately $1.4 million at December 31, 2025 with a total weighted average remaining term of 1.41 years. For 2025, 2024 and 2023, the Company recognized compensation cost of $1.2 million, $1.3 million, and $1.2 million, respectively. Dividends declared for RSUs that are paid to individuals but remain unpaid and accrued at December 31, 2025 totaled approximately $0.1 million.

A summary of the Company’s RSU activity and related information is shown in the following table:

	Years Ended December 31,
	2025			2024		2023
		Weighted	Weighted		Weighted		Weighted
		Average	Average		Average		Average
		Purchase	Intrinsic		Purchase		Purchase
	RSUs	Price	Value	RSUs	Price	RSUs	Price

	(RSUs in thousands)
Outstanding at beginning of year	72	$133.34		77	$114.93	77	$94.78
Granted	18	168.80		20	163.23	26	130.27
Settled	(27)	115.43		(23)	97.80	(25)	66.94
Cancelled/Forfeitures	(4)	152.38		(2)	139.60	(1)	124.04
Outstanding at end of year	59	$151.00	$125.02	72	$133.34	77	$114.93
Vested at end of year	21	$138.58	$137.44	25	$119.73	23	$104.17

As of December 31, 2025, the aggregate intrinsic values of outstanding and vested RSUs were approximately $7.4 million and $2.9 million, respectively, representing the total pre-tax intrinsic value, based on the Company’s closing Class A common stock price of $276.02 as of December 31, 2025, which would have been received by the RSUs holders had all RSUs settled as of that date. The total intrinsic value of RSUs settled for 2025, 2024 and 2023 was approximately $2.9 million, $2.1 million and $2.4 million, respectively. Upon settlement of RSUs, the Company issues shares of Class A common stock.

The following table summarizes information about RSUs outstanding at December 31, 2025:

	RSUs Outstanding		RSUs Vested
		Weighted Average		Weighted Average
	Number	Purchase	Number	Purchase
Range of Purchase Prices	Outstanding	Price	Vested	Price

	(RSUs in thousands)
$115.14-$130.27	24	$130.27	15	$130.27
$130.28-$163.23	18	163.23	6	163.23
$163.24-$168.80	17	168.80	—	—
	59	$151.00	21	$138.58

The fair value of the 20% discount of each share issued under the Management Stock Purchase Plan is estimated on the date of grant, using the Black-Scholes-Merton Model, based on the following weighted average assumptions:

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

The above assumptions were used to determine the weighted average grant-date fair value of the discount of RSUs granted of $67.63, $68.94 and $57.50 during 2025, 2024 and 2023, respectively.

At December 31, 2025, the Company had total unrecognized compensation costs related to unvested stock-based compensation arrangements of approximately $17.9 million and a total weighted average remaining term of 1.55 years. For 2025, 2024 and 2023, the Company recognized compensation costs related to stock-based programs of $21.2 million, $19.5 million, and $20.2 million, respectively. For 2025, 2024 and 2023, stock compensation expense of $1.0 million, $0.9 million and $1.5 million, respectively, was recorded in cost of goods sold and $20.2 million, $18.6 million and $18.7 million, respectively, was recorded in selling, general and administrative expenses. For 2025, 2024 and 2023, the Company recorded $2.9 million, $2.6 million and $2.9 million, respectively, of tax benefit for its other stock-based plans. For 2025, 2024 and 2023, the recognition of total stock-based compensation expense impacted both basic and diluted net income per common share by $0.50, $0.46 and $0.47, respectively.

(16) Employee Benefit Plans

The Company’s U.S. employees are eligible to participate in the Company’s 401(k) savings plan. The Company provides a base contribution of 2% of an employee’s salary, regardless of whether the employee elects to contribute to the plan. Further, the Company matches 100% of employee contributions of up to the first 4% of eligible compensation. The Company’s match contributions for the years ended December 31, 2025, 2024 and 2023, were $11.1 million, $8.5 million and $8.1 million, respectively. Charges for Europe pension plans approximated $4.3 million, $4.0 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs relate to plans administered by certain European subsidiaries, with benefits calculated according to government requirements and paid out to employees upon retirement or change of employment.

With the acquisition of Bradley on October 23, 2023, the Company acquired the defined benefit retirement plan (the “Pension Plan”) of Bradley. The Pension Plan was frozen effective September 30, 2011, and the Pension Plan pension benefit obligation (“PBO”) was close to fully funded prior to the acquisition date. The Company terminated the Pension Plan with a plan termination effective date of December 31, 2023. As a result of the plan termination the December 31, 2023 balance sheet liability of $73.5 million was calculated on a termination basis by valuing the PBO on a going concern basis. In September 2024, the Company settled its Pension Plan benefit obligations for $64.5 million through the purchase of a non-participating annuity contract and distribution of lump sum payments to participants that chose the lump sum payment option. Pension Plan assets exceeded the benefit obligations at the date of settlement, which resulted in the Company recognizing a surplus asset and a non-cash settlement pre-tax gain of $7.8 million in the third quarter of 2024. The gain was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The surplus plan asset was recognized in prepaid expenses and other current assets as of the third quarter of 2024, and starting in 2025, after the requirement to distribute surplus assets were met, began monthly cash contributions through a qualified replacement plan and should be fully distributed by the end of 2026.

(17) Contingencies and Environmental Remediation

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

As of December 31, 2025, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $2.0 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

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

(18) Financial Instruments

Fair Value

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase and consist primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

The carrying amounts of trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s variable rate debt under the Revolving Credit Facility approximates its carrying value.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs at December 31, 2025 and December 31, 2024:

	Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.0	$3.0	$—	$—
Interest rate swap(2)	$0.7	$—	$0.7	$—
Total assets	$3.7	$3.0	$0.7	$—
Liabilities
Plan liability for deferred compensation(3)	$3.0	$3.0	$—	$—
Interest rate swap(4)	$0.3	$—	$0.3	$—
Designated foreign currency hedges(4)	$0.1	$—	$0.1	$—
Total liabilities	$3.4	$3.0	$0.4	$—

	Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.5	$2.5	$—	$—
Interest rate swap(5)	$3.8	$—	$3.8	$—
Designated foreign currency hedges(2)	$0.5	$—	$0.5	$—
Total assets	$6.8	$2.5	$4.3	$—
Liabilities
Plan liability for deferred compensation(3)	$2.5	$2.5	$—	$—
Interest rate swap(6)	$1.0	$—	$1.0	$—
Total liabilities	$3.5	$2.5	$1.0	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

(5)	As of December 31, 2024, $2.9 million classified in prepaid expenses and other current assets on the Company’s consolidated balance sheet and $0.9 million classified in other assets (other, net).

(6)	As of December 31, 2024, $0.7 million classified in accrued expenses and other liabilities on the Company’s consolidated balance sheet and $0.3 million classified in other noncurrent liabilities.

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

Interest Rate Swaps

On July 12, 2024, the Company entered into the Credit Agreement, extending the maturity date of the Revolving Credit Facility from March 30, 2026 to July 12, 2029, and amending the expansion option to $400 million. Borrowings outstanding under the Revolving Credit Facility bear interest at a fluctuating rate per annum as further detailed in Note 13.

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

For the years ended December 31, 2025, 2024 and 2023, a net loss of $1.9 million, $1.2 million and $3.6 million, respectively, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swaps that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, the Chinese yuan and the Australian dollar. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging the Canadian dollar to the U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. As of December 31, 2025, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive income (loss) until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive income (loss) will be reclassified to earnings.

The notional amounts outstanding as of December 31, 2025 for the Canadian dollar to U.S. dollar contracts was $15.1 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of December 31, 2025 was a liability of less than $0.1 million. As of December 31, 2025, the amount expected to be reclassified into cost of goods sold from other comprehensive income (loss) in the next twelve months is a gain of less than $0.1 million.

(19) Segment Information

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

The Company’s segment performance measure is segment earnings as this is the performance measure used by the CODM in assessing segment performance and deciding how to allocate resources. Segment earnings excludes the impact of special items defined as non-recurring, and unusual items such as restructuring costs, acquisition-related costs, gain or loss on sale of assets, pension settlements and contingent consideration adjustments. The CODM uses segment earnings for insight into underlying trends comparing past financial performance with current performance by reporting segment on a consistent basis.

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated financial statements:

	For the Year Ended December 31, 2025
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,847.4	$450.7	$140.4	$2,438.5
Intersegment sales	8.4	33.6	94.9	136.9
Total segment net sales	$1,855.8	$484.3	$235.3	$2,575.4
Reconciliation of net sales
Elimination of intersegment sales				(136.9)
Total consolidated net sales				$2,438.5
Less (a)
Segment cost of goods sold	889.1	309.1	167.6
Segment selling, general and administrative	455.1	104.4	39.1
Segment research and development	59.4	11.0	2.9
Segment earnings	452.2	59.8	25.7	537.7

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(27.5)
Corporate operating loss (c)				(62.1)
Consolidated operating income				448.1
Interest income				(9.8)
Interest expense				10.8
Other expense, net				1.3
Income before income taxes				$445.8

	For the Year Ended December 31, 2024
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,664.9	$453.3	$134.0	$2,252.2
Intersegment sales	8.9	23.0	84.7	116.6
Total segment net sales	$1,673.8	$476.3	$218.7	$2,368.8
Reconciliation of net sales
Elimination of intersegment sales				(116.6)
Total consolidated net sales				$2,252.2
Less (a)
Segment cost of goods sold	831.5	312.6	154.3
Segment selling, general and administrative	409.5	99.6	37.2
Segment research and development	56.8	10.9	2.7
Segment earnings	376.0	53.2	24.5	453.7

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(7.5)
Corporate operating loss (c)				(55.8)
Consolidated operating income				390.4
Interest income				(8.9)
Interest expense				14.7
Other income, net				(1.4)
Income before income taxes				$386.0

	For the Year Ended December 31, 2023
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,428.1	$512.1	$116.1	$2,056.3
Intersegment sales	7.9	24.7	85.2	117.8
Total segment net sales	$1,436.0	$536.8	$201.3	$2,174.1
Reconciliation of net sales
Elimination of intersegment sales				(117.8)
Total consolidated net sales				$2,056.3
Less (a)
Segment cost of goods sold	709.6	353.9	146.0
Segment selling, general and administrative	342.5	100.7	34.2
Segment research and development	55.4	9.8	1.8
Segment earnings	328.5	72.4	19.3	420.2

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(8.5)
Corporate operating loss (c)				(60.8)
Consolidated operating income				350.9
Interest income				(7.2)
Interest expense				8.2
Other expense, net				0.4
Income before income taxes				$349.5
(a)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM. Significant segment expenses exclude certain expenses incurred and benefits recognized, see footnote (b). Intersegment expenses are included within the amounts shown.

(b)	Segment special items are excluded from segment earnings and defined as nonrecurring and unusual expenses incurred or benefits recognized such as restructuring costs, acquisition-related costs, gain or loss on sale of assets and pension settlements.

(c)	Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs. Corporate special items are included within the amounts shown and consist of acquisition-related costs.

	For the Years Ended December 31,
	2025	2024	2023

	(in millions)
Capital expenditures
Americas	$27.8	$23.8	$20.8
Europe	13.5	9.6	8.0
APMEA	4.4	1.9	0.9
Consolidated capital expenditures	$45.7	$35.3	$29.7
Depreciation and amortization
Americas	$43.4	$42.9	$31.5
Europe	10.9	9.2	9.6
APMEA	2.5	2.3	2.2
Consolidated depreciation and amortization	$56.8	$54.4	$43.3

Identifiable assets (at end of period)
Americas	$2,043.6	$1,728.0	$1,605.7
Europe	616.5	534.1	569.1
APMEA	221.1	134.9	134.6
Consolidated identifiable assets	$2,881.2	$2,397.0	$2,309.4
Property, plant and equipment, net (at end of period)
Americas	$202.1	$182.9	$174.0
Europe	78.7	67.0	69.9
APMEA	16.3	4.9	4.3
Consolidated property, plant and equipment, net	$297.1	$254.8	$248.2

The following includes U.S. net sales and U.S. property, plant and equipment of the Company’s Americas segment:

	December 31,
	2025	2024	2023

	(in millions)
U.S. net sales	$1,741.1	$1,558.5	$1,324.4
U.S. property, plant and equipment, net (at end of year)	$190.8	$170.9	$161.5

(20) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

				Accumulated
	Foreign			Other
	Currency	Pension	Cash Flow	Comprehensive
	Translation	Adjustment	Hedges (1)	Loss

	(in millions)

Balance December 31, 2023	$(147.3)	$0.7	$3.2	$(143.4)
Change in period	(31.6)	(0.7)	(0.7)	(33.0)
Balance December 31, 2024	$(178.9)	$—	$2.5	$(176.4)
Change in period	51.1	—	(2.2)	48.9
Balance December 31, 2025	$(127.8)	$—	$0.3	$(127.5)

(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 18 for further details.

(21) Subsequent Events

On February 9, 2026, the Company declared a quarterly dividend of fifty-two cents ($0.52) per share on each outstanding share of Class A common stock and Class B common stock payable on March 13, 2026, to stockholders of record on February 27, 2026.

Watts Water Technologies, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Amounts in millions)

	Balance At	Additions	Foreign		Balance At
	Beginning of	Charged To	Exchange/Acquisitions		End of
	Period	Expense	Impact	Deductions	Period
Year Ended December 31, 2023
Accounts Receivable Reserve Allowances	$10.7	4.0	1.7	(4.5)	$11.9
Reserve for excess and obsolete inventories	$39.5	16.3	5.9	(16.6)	$45.1
Year Ended December 31, 2024
Accounts Receivable Reserve Allowances	$11.9	6.5	(0.1)	(6.4)	$11.9
Reserve for excess and obsolete inventories	$45.1	21.4	0.3	(12.6)	$54.2
Year Ended December 31, 2025
Accounts Receivable Reserve Allowances	$11.9	4.3	1.0	(4.7)	$12.5
Reserve for excess and obsolete inventories	$54.2	10.3	11.3	(7.7)	$68.1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2023 (File No. 001-11499).
3.2	Amended and Restated By-Laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2023 (File No. 001-11499).
4†	Description of the Registrant’s Class A Common Stock.
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

10.7	Registration Rights Agreement dated July 25, 1986. Incorporated by reference to the Registrant’s Form S-1 (No. 33-6515) as part of the Second Amendment to such Form S-1 dated August 21, 1986.
10.8†	Form of Indemnification Agreement between the Registrant and certain directors and officers of the Registrant.
10.9*	Watts Water Technologies, Inc. Executive Officer Incentive Bonus Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 6, 2019 (File No. 001-11499).
10.10*	Non-Employee Director Compensation Arrangements. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 (File No. 001-11499).
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

Exhibit No.	Description
10.15*

Form of 2024 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2024 (File No. 001-11499).

10.16*

Form of 2025 Performance Stock Unit Award Agreement under the Watts Water Technologies, Inc. Third Amended and Restated 2004 Stock Incentive Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10 Q for the quarter ended March 30, 2025 (File No. 001-11499).

10.17†	Watts Water Technologies, Inc. Executive Severance Plan.
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

19	Insider Trading Compliance Policy. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-11499).
21†	Subsidiaries
23†	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97*	Policy for Recovery of Erroneously Awarded Compensation. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-11499).
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

†Filed herewith.

††Furnished herewith.

+The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this Exhibit to the Securities and Exchange Commission upon its request.

Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the Years ended December 31, 2025, 2024 and 2023,

(ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer and President

DATED: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. PAGANO, JR.	Chief Executive Officer, President, Chairperson of the Board and Director	February 23, 2026
Robert J. Pagano, Jr.	(Principal Executive Officer)

/s/ DIANE MCCLINTOCK	Chief Financial Officer	February 23, 2026
Diane McClintock	(Principal Financial Officer)

/s/ VIRGINIA A. HALLORAN	Chief Accounting Officer	February 23, 2026
Virginia A. Halloran	(Principal Accounting Officer)

/s/ REBECCA J. BOLL	Director	February 15, 2026
Rebecca J. Boll

/s/ MICHAEL J. DUBOSE	Director	February 14, 2026
Michael J. Dubose

/s/ DAVID A. DUNBAR	Lead Independent Director	February 16, 2026
David A. Dunbar

/s/ LOUISE K. GOESER	Director	February 14, 2026
Louise K. Goeser

/s/ KENNETH NAPOLITANO	Director	February 13, 2026
Kenneth Napolitano

/s/ JOSEPH T. NOONAN	Director	February 13, 2026
Joseph T. Noonan

/s/ MERILEE RAINES	Director	February 13, 2026
Merilee Raines

/s/ JOSEPH W. REITMEIER	Director	February 16, 2026
Joseph W. Reitmeier

/s/ SUZANNE STEFANY	Director	February 13, 2026
Suzanne Stefany