Form 10-Q
period 2026-06-28
WATTS WATER TECHNOLOGIES INC
filed 2026-08-06
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2026
Class A Common Stock, $0.10 par value	27,466,760

Class B Common Stock, $0.10 par value	5,916,290

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	June 28,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347.9	$405.5
Trade accounts receivable, less reserve allowances of $16.9 million at June 28, 2026 and $12.5 million at December 31, 2025	404.4	294.0
Inventories, net:
Raw materials	206.4	190.8
Work in process	23.1	28.5
Finished goods	317.0	305.0
Total Inventories	546.5	524.3
Prepaid expenses and other current assets	66.8	62.3
Total Current Assets	1,365.6	1,286.1
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	779.5	777.1
Accumulated depreciation	(484.0)	(480.0)
Property, plant and equipment, net	295.5	297.1
OTHER ASSETS:
Goodwill	858.4	859.0
Intangible assets, net	280.6	294.6
Deferred income taxes	18.3	17.9
Other, net	133.1	126.5
TOTAL ASSETS	$2,951.5	$2,881.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$182.1	$182.2
Accrued expenses and other liabilities	248.5	234.7
Accrued compensation and benefits	82.7	95.5
Total Current Liabilities	513.3	512.4
LONG-TERM DEBT	108.0	197.7
DEFERRED INCOME TAXES	37.0	36.5
OTHER NONCURRENT LIABILITIES	103.8	106.9
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,466,829 shares at June 28, 2026 and 27,426,533 shares at December 31, 2025	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,916,290 shares at June 28, 2026 and December 31, 2025	0.6	0.6
Additional paid-in capital	736.9	720.6
Retained earnings	1,589.4	1,431.3
Accumulated other comprehensive loss	(140.2)	(127.5)
Total Stockholders’ Equity	2,189.4	2,027.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,951.5	$2,881.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Net sales	$763.2	$643.7	$1,440.4	$1,201.7
Cost of goods sold	389.1	317.8	740.1	603.3
GROSS PROFIT	374.1	325.9	700.3	598.4
Selling, general and administrative expenses	214.5	187.2	407.5	354.7
Restructuring	5.6	3.4	5.8	20.7
OPERATING INCOME	154.0	135.3	287.0	223.0
Other (income) expense:
Interest income	(1.7)	(2.3)	(3.4)	(4.6)
Interest expense	2.2	2.7	4.8	5.4
Other (income) expense, net	(0.2)	0.2	0.5	0.6
Total other expense	0.3	0.6	1.9	1.4
INCOME BEFORE INCOME TAXES	153.7	134.7	285.1	221.6
Provision for income taxes	35.4	33.8	67.2	46.7
NET INCOME	$118.3	$100.9	$217.9	$174.9
Basic EPS
NET INCOME PER SHARE	$3.53	$3.01	$6.50	$5.22
Weighted average number of shares	33.5	33.5	33.5	33.5
Diluted EPS
NET INCOME PER SHARE	$3.53	$3.01	$6.50	$5.22
Weighted average number of shares	33.5	33.5	33.5	33.5
Dividends declared per share	$0.63	$0.52	$1.15	$0.95

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025
Net income	$118.3	$100.9	$217.9	$174.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7.9)	35.2	(12.2)	49.6
Cash flow hedges	0.1	(0.7)	(0.5)	(1.4)
Other comprehensive (loss) income	(7.8)	34.5	(12.7)	48.2
Comprehensive income	$110.5	$135.4	$205.2	$223.1

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 28, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2025	27,426,533	$2.7	5,916,290	$0.6	$720.6	$1,431.3	$(127.5)	$2,027.7
Net income	—	—	—	—	—	217.9	—	217.9
Other comprehensive loss	—	—	—	—	—	—	(12.7)	(12.7)
Comprehensive income								205.2
Stock-based compensation	—	—	—	—	13.5	—	—	13.5
Stock repurchase	(25,935)	—	—	—	—	(7.9)	—	(7.9)
Net change in restricted and performance stock units	66,231	—	—	—	2.8	(13.1)	—	(10.3)
Common stock dividends	—	—	—	—	—	(38.8)	—	(38.8)
Balance at June 28, 2026	27,466,829	$2.7	5,916,290	$0.6	$736.9	$1,589.4	$(140.2)	$2,189.4

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 28, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 29, 2026	27,478,641	$2.7	5,916,290	$0.6	$728.6	$1,496.8	$(132.4)	$2,096.3
Net income	—	—	—	—	—	118.3	—	118.3
Other comprehensive loss	—	—	—	—	—	—	(7.8)	(7.8)
Comprehensive income								110.5
Stock-based compensation	—	—	—	—	8.3	—	—	8.3
Stock repurchase	(13,283)	—	—	—	—	(4.1)	—	(4.1)
Net change in restricted and performance stock units	1,471	—	—	—	—	(0.3)	—	(0.3)
Common stock dividends	—	—	—	—	—	(21.3)	—	(21.3)
Balance at June 28, 2026	27,466,829	$2.7	5,916,290	$0.6	$736.9	$1,589.4	$(140.2)	$2,189.4

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the six months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 29, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2024	27,366,685	$2.7	5,953,290	$0.6	$696.2	$1,184.8	$(176.4)	$1,707.9
Net income	—	—	—	—	—	174.9	—	174.9
Other comprehensive income	—	—	—	—	—	—	48.2	48.2
Comprehensive income								223.1
Shares of Class B common stock converted to Class A common stock	7,000	—	(7,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9.5	—	—	9.5
Stock repurchase	(36,770)	—	—	—	—	(7.9)	—	(7.9)
Net change in restricted and performance stock units	82,077	—	—	—	2.9	(11.1)	—	(8.2)
Common stock dividends	—	—	—	—	—	(32.0)	—	(32.0)
Balance at June 29, 2025	27,418,992	$2.7	5,946,290	$0.6	$708.6	$1,308.7	$(128.2)	$1,892.4

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the second quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
June 29, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 30, 2025	27,428,385	$2.7	5,953,290	$0.6	$702.0	$1,229.6	$(162.7)	$1,772.2
Net income	—	—	—	—	—	100.9	—	100.9
Other comprehensive income	—	—	—	—	—	—	34.5	34.5
Comprehensive income								135.4
Shares of Class B common stock converted to Class A common stock	7,000	—	(7,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6.7	—	—	6.7
Stock repurchase	(18,019)	—	—	—	—	(4.0)	—	(4.0)
Net change in restricted and performance stock units	1,626	—	—	—	(0.1)	(0.3)	—	(0.4)
Common stock dividends	—	—	—	—	—	(17.5)	—	(17.5)
Balance at June 29, 2025	27,418,992	$2.7	5,946,290	$0.6	$708.6	$1,308.7	$(128.2)	$1,892.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2026	2025
OPERATING ACTIVITIES
Net income	$217.9	$174.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.2	17.9
Amortization of intangibles	11.9	9.9
Amortization of cloud computing arrangements	1.2	0.4
Loss on disposal of long-lived assets	0.2	0.2
Stock-based compensation	13.5	9.5
Deferred income tax	0.5	(6.2)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(114.4)	(69.3)
Inventories	(25.0)	(37.0)
Prepaid expenses and other assets	(18.4)	(16.3)
Accounts payable, accrued expenses and other liabilities	14.2	40.9
Net cash provided by operating activities	120.8	124.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(22.6)	(19.8)
Business acquisitions, net of cash acquired	(1.7)	(85.7)
Net cash used in investing activities	(24.3)	(105.5)
FINANCING ACTIVITIES
Payments of long-term debt	(90.0)	—
Payments for withholding taxes on vested awards	(13.1)	(11.1)
Payments for finance leases and other	(1.4)	(1.3)
Payments to repurchase common stock	(7.9)	(7.9)
Dividends	(38.8)	(32.0)
Net cash used in financing activities	(151.2)	(52.3)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	15.3
DECREASE IN CASH AND CASH EQUIVALENTS	(57.6)	(17.6)
Cash and cash equivalents at beginning of year	405.5	386.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347.9	$369.3

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$2.0	$90.2
Cash paid, net of cash acquired	1.7	85.7
Liabilities assumed	$0.3	$4.5

Issuance of stock under management stock purchase plan	$0.4	$0.7

CASH PAID FOR:
Interest	$4.5	$4.9
Income taxes	$59.9	$52.6

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of June 28, 2026, the Consolidated Statements of Operations for the Second Quarters and Six Months Ended June 28, 2026 and June 29, 2025, the Consolidated Statements of Comprehensive Income for the Second Quarters and Six Months Ended June 28, 2026 and June 29, 2025, the Consolidated Statements of Stockholders’ Equity for the Second Quarters and Six Months Ended June 28, 2026 and June 29, 2025, and the Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2026 and June 29, 2025.

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

Certain reclassifications have been made to the amounts in the prior periods in order to conform to the current period’s presentation.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the six months ended June 28, 2026, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $24.8 million and $23.5 million for the second quarters of 2026 and 2025, respectively, and were $46.5 million and $45.0 million for the six months of 2026 and 2025, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $20.9 million and $17.4 million for the second quarters of 2026 and 2025, respectively, and were $40.1 million and $34.1 million for the six months of 2026 and 2025, respectively.

Accounting Standard Updates

In November 2024, the FASB issued ASU No. 2024-03 "Income Statement - Reporting Comprehensive Income (Subtopic 220- 40): Expense Disaggregation Disclosures" to expand the disclosure requirements of certain expense categories included in the income statement. ASU 2024-03 is effective for annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the Company’s consolidated financial statement disclosures.

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

In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”. The ASU establishes accounting requirements and introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The new accounting standard will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the provisions of ASU 2026-02 and the potential effect it will have on the Company’s consolidated financial statements and disclosures.

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

The Company distributes products through four primary distribution channels: wholesale, original equipment manufacturers (“OEMs”), specialty, and do-it-yourself (“DIY”). The Company operates in three geographic segments: Americas, Europe, and Asia-Pacific, Middle East and Africa (“APMEA”). Each of these segments sells similar products, which consist of the following principal product categories:

●	Flow control and protection—includes products and solutions typically sold into plumbing and water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, flow control valves, leak detection and protection products, commercial washroom solutions, hydration solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

●	Heating, ventilation and air conditioning (“HVAC”) and gas—includes commercial, institutional and industrial high-efficiency gas and electric boilers, heat pump solutions, water heaters and heating solutions, hydronic and electric heating systems for under floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, thermal storage tanks, and flexible stainless steel connectors for natural and liquid propane gas in commercial and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation.

●	Drainage and water re-use—includes drainage products and engineered rainwater harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.

●	Water quality—includes point-of-use, point-of-entry, closed loop, cooling tower, and other water applications used for water filtration, monitoring, conditioning and scale prevention systems for commercial, marine, light industrial and residential applications.

The following table disaggregates revenue, which is presented as net sales in the consolidated financial statements, for each reportable segment, by distribution channel and principal product category:

	For the Second Quarter Ended June 28, 2026				For the Six Months Ended June 28, 2026
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$377.1	$87.2	$42.3	$506.6	$712.1	$172.2	$72.4	$956.7
OEM	28.9	36.9	3.5	69.3	53.2	72.7	6.3	132.2
Specialty	158.8	—	7.8	166.6	293.2	—	15.6	308.8
DIY	20.2	0.5	—	20.7	41.6	1.1	—	42.7
Total	$585.0	$124.6	$53.6	$763.2	$1,100.1	$246.0	$94.3	$1,440.4

	For the Second Quarter Ended June 28, 2026				For the Six Months Ended June 28, 2026
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Flow Control and Protection	$381.6	$47.8	$42.4	$471.8	$721.8	$95.3	$74.0	$891.1
HVAC and Gas Products	126.6	50.6	3.7	180.9	233.0	98.5	6.0	337.5
Drainage and Water Re-use Products	46.3	25.2	7.3	78.8	84.2	50.2	14.0	148.4
Water Quality Products	30.5	1.0	0.2	31.7	61.1	2.0	0.3	63.4
Total	$585.0	$124.6	$53.6	$763.2	$1,100.1	$246.0	$94.3	$1,440.4

	For the Second Quarter Ended June 29, 2025				For the Six Months Ended June 29, 2025
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$330.0	$76.7	$23.8	$430.5	$596.4	$152.4	$46.8	$795.6
OEM	29.2	33.7	2.5	65.4	53.9	65.9	3.9	123.7
Specialty	117.2	—	7.9	125.1	222.9	—	15.0	237.9
DIY	22.1	0.6	—	22.7	43.4	1.1	—	44.5
Total	$498.5	$111.0	$34.2	$643.7	$916.6	$219.4	$65.7	$1,201.7

	For the Second Quarter Ended June 29, 2025				For the Six Months Ended June 29, 2025
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Flow Control and Protection	$322.5	$42.6	$29.7	$394.8	$593.2	$84.0	$58.3	$735.5
HVAC and Gas Products	95.7	44.0	3.2	142.9	182.0	87.5	5.6	275.1
Drainage and Water Re-use Products	51.4	23.5	1.0	75.9	85.0	45.8	1.4	132.2
Water Quality Products	28.9	0.9	0.3	30.1	56.4	2.1	0.4	58.9
Total	$498.5	$111.0	$34.2	$643.7	$916.6	$219.4	$65.7	$1,201.7

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

The opening and closing balances of contract assets, included on the Company’s consolidated balance sheet in prepaid expenses and other current assets, and contract liabilities, included on the Company’s consolidated balance sheet in accrued expenses and other liabilities, were as follows:

	June 28,	December 31,
	2026	2025

	(in millions)
Contract assets	$7.5	$4.2
Contract liabilities	(29.8)	(26.6)
Net contract liability	$(22.3)	$(22.4)

During the first six months of 2026 and 2025 we recognized revenue of $23.1 million and $7.7 million, respectively, which was included in the opening contract liability balance. Remaining performance obligations (“RPOs”) represent the aggregate amount of certain contracts for which products have not been provided or services have not been performed. The Company does not disclose the value of RPOs for contracts with an original expected duration of one year or less. The RPOs for contracts with an original expected duration of more than one year is not material.

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

The Company accounted for the transaction as a business combination. During the fourth quarter of 2025, the Company performed the preliminary purchase price allocation for the Superior purchase, with immaterial adjustments in the first and second quarters of 2026 primarily related to the final working capital, intangible asset valuation, and other immaterial adjustments. The purchase price allocation was considered substantially completed as of the second quarter of 2026, with final refinements and allocations including deferred tax adjustments, to be completed in the third quarter of 2026 and are not expected to be material. The acquisition resulted in the recognition of $57.4 million in goodwill and $29.9 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $25.9 million with estimated lives of 12 years and the trade name valued at $4.0 million with an estimated life of 15 years. The goodwill is attributable to the workforce of Superior and the portfolio which will allow the Company to expand its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as a stock acquisition and therefore maintained the existing tax basis for acquired assets and liabilities.

The following table summarizes the preliminary value of the assets and liabilities acquired (in millions):

Cash	$4.5
Trade accounts receivable	7.3
Inventories, net	10.5
Prepaid expenses and other current assets	5.0
Property, Plant and Equipment	5.9
Intangible assets	29.9
Goodwill	57.4
Other assets	9.4
Accounts payable	(6.2)
Accrued expenses and other current liabilities	(17.1)
Other noncurrent liabilities	(12.1)
Purchase price	$94.5

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

EasyWater

On June 13, 2025, the Company completed the acquisition of substantially all of the assets of Freije Treatment Systems, Inc., doing business as EasyWater (“EasyWater”), in an all-cash transaction. EasyWater is a leading brand of water quality solutions, that includes innovative, chemical-free technologies for treating water in residential and commercial applications. The acquisition of EasyWater aligns with the Company’s continued focus on growth, innovation and expanding the Company’s portfolio of high-value water quality solutions. The Company accounted for the transaction as a business combination and it was deemed not to be material to the Company’s consolidated financial statements.

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amounts of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Adjustments					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2026 -
	January 1,	the	June 28,	January 1,	Loss During	June 28,	June 28,	June 28,
	2026	Period	2026	2026	the Period	2026	2026	2026

	(in millions)
Americas	$729.5	$3.7	$733.2	$(24.5)	$—	$(24.5)	$(0.3)	$708.4
Europe	246.7	—	246.7	(129.7)	—	(129.7)	(3.8)	113.2
APMEA	49.9	(0.4)	49.5	(12.9)	—	(12.9)	0.2	36.8
Total	$1,026.1	$3.3	$1,029.4	$(167.1)	$—	$(167.1)	$(3.9)	$858.4

During the first six months of 2026, the Company completed adjustments to the purchase price allocations of certain acquisitions completed in 2025 resulting in a net $3.7 million of additional goodwill within the Americas segment and $0.4 million reduction in goodwill within the APMEA segment.

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

Intangible assets include the following:

	June 28, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	314.0	(127.9)	186.1	315.0	(117.9)	197.1
Technology	55.5	(51.2)	4.3	55.5	(50.1)	5.4
Trade names	25.8	(14.6)	11.2	26.4	(13.9)	12.5
Other	1.1	(0.9)	0.2	1.1	(0.9)	0.2
Total amortizable intangibles	401.4	(199.6)	201.8	403.0	(187.8)	215.2
Indefinite-lived intangible assets	78.8	—	78.8	79.4	—	79.4
	$480.2	$(199.6)	$280.6	$482.4	$(187.8)	$294.6

Aggregate amortization expense for amortized intangible assets for the second quarters ended June 28, 2026 and June 29, 2025 was $5.9 million and $5.0 million, respectively, and for the first six months of 2026 and 2025 was $11.9 million and $9.9 million, respectively.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

	(in millions)
Restructuring costs:
2025 France Actions	$0.1	$1.7	$0.3	$19.1
Other Actions	5.5	1.7	5.5	1.6
Total restructuring charges	$5.6	$3.4	$5.8	$20.7

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

	(in millions)
Americas	$1.9	$—	$2.0	$—
Europe	3.7	3.4	3.8	20.6
APMEA	—	—	—	0.1
Total	$5.6	$3.4	$5.8	$20.7

2025 France Actions

On February 3, 2025, the Board of Directors approved a restructuring program with respect to the Company’s operating facility in Hautvillers, France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Hautvillers, France and relocation of the facility’s production activities primarily to the Company’s other facilities in France and other locations in Europe. The program was initially expected to include pre-tax charges totaling approximately $22.0 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 96 positions at the Hautvillers, France facility. As a result of the facility consolidations, the net headcount reduction in France is expected to be approximately 68 positions. As of June 28, 2026, the Company estimated the total expected pre-tax charges for the program to be approximately $23.2 million. This increase in the initial total expected pre-tax charges was related to higher than expected legal and severance costs. Total net after-tax charges for this restructuring program are expected to be approximately $17.2 million, of which non-cash charges are immaterial, with costs being incurred through the end of 2026 or early 2027, at which time the restructuring program is expected to be completed. The Company has spent approximately $1.3 million in capital expenditures to consolidate operations through June 28, 2026, and expects to spend $0.2 million more during the remainder of 2026. Annual pre-tax savings are estimated to be approximately $3.0 million, which the Company expects to fully realize by the end of 2026.

The following table summarizes by type, the total expected, incurred, and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2025 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2025	$18.0	$1.4	$0.9	$1.7	$22.0
Costs incurred — first quarter 2026	0.1	0.1	—	—	0.2
Costs incurred — second quarter 2026	—	0.1	—	—	0.1
Remaining costs to be incurred	0.4	0.2	—	0.3	0.9
Total expected restructuring costs	$18.5	$1.8	$0.9	$2.0	$23.2

Details of the restructuring reserve activity for the Company’s 2025 France Actions for the six months ended June 28, 2026 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2025	$8.5	$0.4	$—	$0.4	$9.3
Net pre-tax restructuring charges	0.1	0.1	—	—	0.2
Utilization and foreign currency impact	(1.7)	(0.5)	—	(0.4)	(2.6)
Balance at March 29, 2026	$6.9	$—	$—	$—	$6.9
Net pre-tax restructuring charges	—	0.1	—	—	0.1
Utilization and foreign currency impact	(1.1)	(0.1)	—	—	(1.2)
Balance at June 28, 2026	$5.8	$—	$—	$—	$5.8

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the second quarter and six months ended June 28, 2026, were immaterial cost saving actions, primarily severance costs, in the Americas and Europe segment.

Included in “Other Actions” for the second quarter and six months ended June 29, 2025, were immaterial cost saving actions, primarily severance costs, in the Europe and APMEA segment

7. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Second Quarter Ended June 28, 2026			For the Second Quarter Ended June 29, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$118.3	33.5	$3.53	$100.9	33.5	$3.01
Effect of dilutive securities:
Common stock equivalents		—	—		—	—
Diluted EPS:
Net income	$118.3	33.5	$3.53	$100.9	33.5	$3.01

	For the Six Months Ended June 28, 2026			For the Six Months Ended June 29, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$217.9	33.5	$6.50	$174.9	33.5	$5.22
Effect of dilutive securities:
Common stock equivalents		—	—		—	—
Diluted EPS:
Net income	$217.9	33.5	$6.50	$174.9	33.5	$5.22

On July 31, 2023, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased under the Company’s stock repurchase program when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of June 28, 2026, there was approximately $121.0 million remaining authorized for share repurchases under the repurchase program.

For the second quarters ended June 28, 2026 and June 29, 2025, the Company repurchased 13,283 shares for $4.1 million and 18,019 shares for $4.0 million, respectively. For the six months ended June 28, 2026 and June 29, 2025, the Company repurchased 25,935 shares for $7.9 million and 36,770 shares for $7.9 million, respectively.

8. Stock-Based Compensation

The Company granted 35,296 and 46,361 units of deferred stock awards during the first six months of 2026 and 2025, respectively. The Company grants deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest annually over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 29,881 and 34,932 performance stock units during the first six months of 2026 and 2025, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital for the third year of the performance period.

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

The Company also has a Management Stock Purchase Plan (“MSPP”) that allows for the granting of restricted stock units (“RSUs”) to key employees. Under the MSPP, the Company granted 14,885 and 18,071 RSUs during the first six months of 2026 and 2025, respectively. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating key employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the key employee.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated financial statements:

	For the Second Quarter Ended June 28, 2026
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$585.0	$124.6	$53.6	$763.2
Intersegment sales	2.0	6.4	32.5	40.9
Total segment net sales	$587.0	$131.0	$86.1	$804.1
Reconciliation of net sales
Elimination of intersegment sales				(40.9)
Total consolidated net sales				$763.2
Less (a)
Segment cost of goods sold	287.2	81.3	61.2
Segment selling, general and administrative	132.7	29.9	13.6
Segment research and development	17.0	3.2	0.7
Segment earnings	150.1	16.6	10.6	177.3

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(6.0)
Corporate operating loss (c)				(17.3)
Consolidated operating income				154.0
Interest income				(1.7)
Interest expense				2.2
Other income, net				(0.2)
Income before income taxes				$153.7

	For the Second Quarter Ended June 29, 2025
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$498.5	$111.0	$34.2	$643.7
Intersegment sales	2.0	10.6	31.3	43.9
Total segment net sales	$500.5	$121.6	$65.5	$687.6
Reconciliation of net sales
Elimination of intersegment sales				(43.9)
Total consolidated net sales				$643.7
Less (a)
Segment cost of goods sold	234.7	79.0	48.1
Segment selling, general and administrative	116.1	26.9	10.2
Segment research and development	13.9	2.7	0.7
Segment earnings	135.8	13.0	6.5	155.3

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(3.8)
Corporate operating loss (c)				(16.2)
Consolidated operating income				135.3
Interest income				(2.3)
Interest expense				2.7
Other expense, net				0.2
Income before income taxes				$134.7

	For the Six Months Ended June 28, 2026
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,100.1	$246.0	$94.3	$1,440.4
Intersegment sales	4.8	12.6	59.5	76.9
Total segment net sales	$1,104.9	$258.6	$153.8	$1,517.3
Reconciliation of net sales
Elimination of intersegment sales				(76.9)
Total consolidated net sales				$1,440.4
Less (a)
Segment cost of goods sold	543.9	161.0	109.2
Segment selling, general and administrative	253.9	58.2	25.0
Segment research and development	32.4	6.2	1.4
Segment earnings	274.7	33.2	18.2	326.1

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(8.9)
Corporate operating loss (c)				(30.2)
Consolidated operating income				287.0
Interest income				(3.4)
Interest expense				4.8
Other expense, net				0.5
Income before income taxes				$285.1

	For the Six Months Ended June 29, 2025
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$916.6	$219.4	$65.7	$1,201.7
Intersegment sales	4.2	18.7	56.2	79.1
Total segment net sales	$920.8	$238.1	$121.9	$1,280.8
Reconciliation of net sales
Elimination of intersegment sales				(79.1)
Total consolidated net sales				$1,201.7
Less (a)
Segment cost of goods sold	438.7	153.5	89.4
Segment selling, general and administrative	220.9	51.5	19.1
Segment research and development	27.6	5.0	1.4
Segment earnings	233.6	28.1	12.0	273.7

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(22.2)
Corporate operating loss (c)				(28.5)
Consolidated operating income				223.0
Interest income				(4.6)
Interest expense				5.4
Other expense, net				0.6
Income before income taxes				$221.6

(a)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM. Significant segment expenses exclude certain expenses incurred and benefits recognized, see footnote (b). Intersegment expenses are included within the amounts shown.

(b)	Segment special items are excluded from segment earnings and defined as nonrecurring and unusual expenses incurred or benefits recognized such as restructuring costs and acquisition-related costs.

(c)	Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

	(in millions)
Capital expenditures
Americas	$8.1	$5.8	$16.8	$12.3
Europe	2.8	3.0	5.3	5.8
APMEA	0.3	1.4	0.5	1.7
Consolidated capital expenditures	$11.2	$10.2	$22.6	$19.8
Depreciation and amortization of intangibles
Americas	$12.1	$11.1	$23.9	$21.9
Europe	2.7	2.8	5.3	5.2
APMEA	1.0	0.6	1.9	1.1
Consolidated depreciation and amortization of intangibles	$15.8	$14.5	$31.1	$28.2

	June 28,	December 31,
	2026	2025

	(in millions)
Identifiable assets (at end of period)
Americas	$2,075.0	$2,043.6
Europe	628.1	616.5
APMEA	248.4	221.1
Consolidated identifiable assets	$2,951.5	$2,881.2
Property, plant and equipment, net (at end of period)
Americas	$203.1	$202.1
Europe	75.3	78.7
APMEA	17.1	16.3
Consolidated property, plant and equipment, net	$295.5	$297.1

The above summary of the Company’s significant accounts and balances by segment are presented on a basis consistent with the presentation included in Note 19 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The property, plant and equipment, net, in the U.S. of the Company’s Americas segment was $190.4 million and $190.8 million as of June 28, 2026 and December 31, 2025, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2026	2025	2026	2025

	(in millions)
U.S. net sales	$553.4	$471.0	$1,038.3	$865.0

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2025	$(127.8)	$0.3	$(127.5)
Change in period	(4.3)	(0.6)	(4.9)
Balance March 29, 2026	$(132.1)	$(0.3)	$(132.4)
Change in period	(7.9)	0.1	(7.8)
Balance June 28, 2026	$(140.0)	$(0.2)	$(140.2)

Balance December 31, 2024	$(178.9)	$2.5	$(176.4)
Change in period	14.4	(0.7)	13.7
Balance March 30, 2025	$(164.5)	$1.8	$(162.7)
Change in period	35.2	(0.7)	34.5
Balance June 29, 2025	$(129.3)	$1.1	$(128.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 12 for further details.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of June 28, 2026, the Company had drawn down $110.0 million on this line of credit and had $12.2 million in letters of credit outstanding, which resulted in $677.8 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to the Company’s consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 28, 2026 was 4.81%. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. The Credit Agreement contains an expansion option of $400.0 million.

The Credit Agreement imposes various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control. As of June 28, 2026, the Company was in compliance with these financial covenants.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of June 28, 2026 and December 31, 2025:

	Fair Value Measurements at June 28, 2026 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.4	$3.4	$—	$—
Designated foreign currency hedges(2)	$0.2	$—	$0.2	$—
Total assets	$3.6	$3.4	$0.2	$—
Liabilities
Plan liability for deferred compensation(3)	$3.4	$3.4	$—	$—
Total liabilities	$3.4	$3.4	$—	$—

	Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.0	$3.0	$—	$—
Interest rate swap(2)	$0.7	$—	$0.7	$—
Total assets	$3.7	$3.0	$0.7	$—
Liabilities
Plan liability for deferred compensation(3)	$3.0	$3.0	$—	$—
Interest rate swap(4)	$0.3	$—	$0.3	$—
Designated foreign currency hedges(4)	$0.1	$—	$0.1	$—
Total liabilities	$3.4	$3.0	$0.4	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

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

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps matured on March 30, 2026. Upon entering into an interest rate swap, the Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company designates swaps as cash flow hedges and does not hold or issue interest rate swaps for trading purposes. For the six months ended June 28, 2026, a net loss of $0.3 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, the Chinese yuan and the Australian dollar. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging the Canadian dollar to the U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. As of June 28, 2026, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive (loss) income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive (loss) income will be reclassified to earnings.

The notional amounts outstanding as of June 28, 2026 for the Canadian dollar to U.S. dollar contracts was $15.9 million. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 28, 2026 was an asset of $0.2 million. As of June 28, 2026, the amount expected to be reclassified into cost of goods sold from other comprehensive (loss) income in the next twelve months is a gain of $0.2 million.

13. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at June 28, 2026 are consistent with those discussed in Note 17 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of June 28, 2026, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $5.8 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

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

14. Subsequent Events

On August 3, 2026, the Company declared a quarterly dividend of sixty-three cents ($0.63) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2026 to stockholders of record on September 1, 2026.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. The forward-looking statements included in this Quarterly Report on Form 10-Q, including without limitation statements regarding our business performance and strategy, including, without limitation, expected financial results and liquidity, benefits from acquisitions, expected investments in capital expenditures, expected costs and benefits from restructuring programs, expected impacts from legislation, impacts of the invalidation of tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), our ability to manage challenging macro-economic and softer market conditions, including impacts from tariffs and the conflict in the Middle East, market and economic outlook, and the expected timing and benefits of our enterprise resource planning system implementation, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” and “would” or similar words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

We are a leading supplier of products and solutions that manage and conserve the flow of fluids and energy into, through and out of buildings in the commercial, industrial and residential markets in the Americas, Europe and Asia-Pacific, Middle East and Africa (“APMEA”). For over 150 years, we have designed and produced valve systems that safeguard and regulate water systems, energy efficient heating and hydronic systems, drainage systems and water filtration technology that helps purify and conserve water. We earn revenue and income primarily from the sale of our products. Our principal product and solution categories include:

●	Flow control and protection—includes products and solutions typically sold into plumbing and water applications such as backflow preventers, water pressure regulators, temperature and pressure relief valves, thermostatic mixing valves, flow control valves, leak detection and protection products, commercial washroom solutions, hydration solutions and emergency safety products and equipment. Many of our flow control and protection products are now smart and connected enabled, warning of leaks, floods, freezing temperatures and other hazards with alerts to Building Management Systems (“BMS”) and/or personal devices giving our customers greater insight into their water management and the ability to shut off the water supply to avoid waste and mitigate damage.

●	Heating, ventilation and air conditioning (“HVAC”) and gas—includes commercial, institutional and industrial high-efficiency gas and electric boilers, heat pump solutions, water heaters and heating solutions, hydronic and electric heating systems for under floor radiant applications, custom heat and hot water solutions, hydronic pump groups for boiler manufacturers and alternative energy control packages, thermal storage tanks, and flexible stainless steel connectors for natural and liquid propane gas in commercial and residential applications. Most of our HVAC products and solutions feature advanced controls enabling customers to easily connect to the BMS for better monitoring, control and operation.

●	Drainage and water re-use—includes drainage products and engineered rainwater harvesting solutions for commercial, industrial, marine and residential applications, including connected roof drain systems.

●	Water quality—includes point-of-use, point-of-entry, closed loop, cooling tower, and other water applications used for water filtration, monitoring, conditioning and scale prevention systems for commercial, marine, light industrial and residential applications.

Our business is reported in three geographic segments: Americas, Europe, and APMEA. We distribute our products through four primary distribution channels: wholesale, original equipment manufacturers (“OEMs”), specialty, and do-it-yourself (“DIY”).

We believe the factors relating to our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that we believe will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings. We have completed 17 acquisitions since 2016, and eight acquisitions in the last three years, all of which were strategic and complementary acquisitions that expanded our addressable market and are enabling value creation through greater scale and growth opportunities.

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

Tariffs imposed on foreign imports into the United States have increased the cost of our products and could adversely impact the gross profit we earn on our products. We are proactively managing changes in tariffs and supply disruptions by leveraging our global sourcing strategy, driving incremental productivity within our operations and implementing pricing actions as appropriate. We expect that our significant degree of vertical integration, with manufacturing close to our customers, will be an advantage for us in the current environment. We have a proven track record of successfully navigating through periods of disruption and we are committed to continuing our strong execution. However, there can be no assurance that we will be able to fully mitigate the impact of new or increased tariffs and actions taken by the United States or other countries could have a material adverse effect on our business, financial condition or results of operations. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. Following this ruling, we have submitted, and expect to continue to submit, tariff recovery claims through the U.S. Customs and Border Protection (CBP) seeking a refund of certain eligible IEEPA tariffs. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur. Further, following the Supreme Court’s ruling invalidating IEEPA tariffs, the U.S. government imposed new and revised tariffs under various other regimes. The full impact of such new tariffs, and the imposition of new tariffs that other countries may implement in response to U.S. trade policies, remain uncertain.

We continue to closely monitor impacts to our business, customers, suppliers, employees, and operations in the Middle East due to the conflict in and around Iran and increased regional instability and tensions. Our operations and our suppliers’ operations in the region have not been materially impacted, although we could experience future impacts as the conflict continues. We also continue to monitor uncertainties related to energy costs and availability. Given the volatile nature of the situation, the potential impacts to our business are subject to change.

Gross domestic product (“GDP”) is expected to remain positive and is generally a leading indicator for our repair and replacement business. New construction indicators are mixed. Multi-family and single-family housing, office, retail and recreation verticals are expected to be down, but light industrial, including data centers, is growing and institutional verticals remain steady. We also continue to experience inflation in our material, labor and overhead costs. The European economy is showing signs of improvement, however, the global geopolitical uncertainties continue. Despite the challenges and uncertainties discussed above, we continue to invest in our growth and productivity initiatives, and we remain focused on our customers’ needs and executing our long-term strategy.

Financial Overview

Second quarter 2026 sales increased 18.6%, or $119.5 million, on a reported basis, and 12.2%, or $78.7 million, on an organic basis, compared to the second quarter of 2025. The reported sales increase included acquired sales of 5.3%, or $34.3 million, with $28.4 million reported within the Americas segment and $5.9 million reported within APMEA. The reported sales increase also included the favorable impact of foreign exchange of $6.5 million, or 1.1%, primarily due to the depreciation of the U.S. dollar against the euro, Australian dollar and Chinese yuan. The 12.2% organic growth was driven by organic growth in the Americas of 11.6%, Europe of 9.2% and APMEA of 30.7%. The organic growth was primarily driven by favorable price realization and incremental volume, primarily in the Americas driven by data center growth. Operating income of $154.0 million increased by $18.7 million, or 13.8%, in the second quarter of 2026 as compared to the second quarter of 2025. This increase was primarily driven by favorable price realization, productivity and volume leverage partially offset by inflation and tariffs.

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

Recent Developments

On August 3, 2026, the Company declared a quarterly dividend of sixty-three cents ($0.63) per share on each outstanding share of Class A common stock and Class B common stock payable on September 15, 2026 to stockholders of record on September 1, 2026.

Results of Operations

Second Quarter Ended June 28, 2026 Compared to Second Quarter Ended June 29, 2025

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the second quarters of 2026 and 2025 were as follows:

	Second Quarter Ended					% Change to
	June 28, 2026		June 29, 2025			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$585.0	76.7%	$498.5	77.4%	$86.5	13.5%
Europe	124.6	16.3	111.0	17.3	13.6	2.1
APMEA	53.6	7.0	34.2	5.3	19.4	3.0
Total	$763.2	100.0%	$643.7	100.0%	$119.5	18.6%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$58.0	$10.2	$10.5	$78.7	9.0%	1.6%	1.6%	12.2%	11.6%	9.2%	30.7%
Foreign exchange	0.1	3.4	3.0	6.5	0.1	0.5	0.5	1.1	0.1	3.1	8.7
Acquired	28.4	—	5.9	34.3	4.4	—	0.9	5.3	5.7	—	17.3
Total	$86.5	$13.6	$19.4	$119.5	13.5%	2.1%	3.0%	18.6%	17.4%	12.3%	56.7%

Our products are sold primarily to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty
	(dollars in millions)
Americas	$29.7	$(0.3)	$(2.0)	$30.6	$58.0	9.0%	(1.0)%	(9.0)%	26.1%
Europe	8.1	2.2	(0.1)	—	10.2	10.6	6.5	(16.7)	—
APMEA	10.6	0.8	—	(0.9)	10.5	44.5	32.0	—	(11.4)
Total	$48.4	$2.7	$(2.1)	$29.7	$78.7	11.2%	4.1%	(9.3)%	23.7%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $86.5 million, or 17.4%, for the second quarter of 2026 compared to the second quarter of 2025. The change in net sales was positively impacted by $28.4 million, or 5.7%, of acquired sales related to acquisitions completed during 2025, and by $0.1 million, or 0.1%, of foreign currency translation. Organic net sales increased $58.0 million, or 11.6%, primarily due to favorable price realization and incremental volume driven by data center growth partially offset by product rationalization within our OEM and DIY channels.

Europe net sales increased $13.6 million, or 12.3%, for the second quarter of 2026 compared to the second quarter of 2025. The increase in net sales was positively impacted by favorable foreign currency translation of $3.4 million, or 3.1%. Organic net sales increased $10.2 million, or 9.2%, primarily due to favorable price realization and incremental volume partially offset by product rationalization within our OEM channel.

APMEA net sales increased $19.4 million, or 56.7%, for the second quarter of 2026 compared to the second quarter of 2025. The change in net sales was positively impacted by $5.9 million, or 17.3%, of acquired sales related to an acquisition completed in the fourth quarter of 2025, and was positively impacted by $3.0 million, or 8.7%, of foreign currency translation. Organic net sales increased $10.5 million, or 30.7%, primarily due to growth in China, Australia and New Zealand partially offset by a decline in the Middle East. The increase in China was driven by data center growth.

The net increase in net sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the euro, Australian dollar and Chinese yuan in the second quarter of 2026. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the second quarters of 2026 and 2025 were as follows:

	Second Quarter Ended
	June 28, 2026	June 29, 2025

	(dollars in millions)
Gross profit	$374.1	$325.9
Gross margin	49.0%	50.6%

Gross profit increased primarily due to higher price realization, productivity, volume leverage and acquisitions which more than offset inflation and tariffs. Gross margin declined primarily due to the dilutive impact of acquisitions and the prior year benefit of tariff-related price increases ahead of related cost recognition.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $27.3 million, or 14.6%, in the second quarter of 2026 compared to the second quarter of 2025. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$15.2	8.1%
Foreign exchange	1.7	0.9
Acquired	10.8	5.8
Special items	(0.4)	(0.2)
Total	$27.3	14.6%

The increase in organic SG&A expenses was primarily due to a net increase in short-term and long-term compensation accruals of $5.4 million, an increase in strategic investments of $5.0 million, general inflation of $4.2 million and $2.2 million in higher travel and marketing spend, partially offset by $3.5 million from productivity initiatives and restructuring savings compared to the second quarter of 2025. The increase in foreign exchange was mainly due to the depreciation of the U.S. dollar against the euro, Australian dollar and Chinese yuan. The acquired SG&A costs related to acquisitions completed in 2025. Total SG&A expenses, as a percentage of net sales, were 28.1% in the second quarter of 2026 compared to 29.1% in the second quarter of 2025.

Restructuring. In the second quarter of 2026, a net restructuring charge of $5.6 million was recorded, which primarily related to severance costs for immaterial cost saving actions in the Americas and Europe segments. For a more detailed description of our restructuring plans, see Note 6 of the Notes to the Consolidated Financial Statements.

Operating Income. Operating income, which is made up of segment earnings, Corporate operating loss and special items, for the second quarters of 2026 and 2025 was as follows:

				% Change to
	Second Quarter Ended			Consolidated
	June 28,	June 29,		Operating
	2026	2025	Change	Income

	(dollars in millions)
Americas	$150.1	$135.8	$14.3	10.6%
Europe	16.6	13.0	3.6	2.7
APMEA	10.6	6.5	4.1	3.0
Total segment earnings	$177.3	$155.3	$22.0	16.3%

Corporate operating loss	$(17.3)	$(16.2)	$(1.1)	(0.8)%

Segment special items	(6.0)	(3.8)	(2.2)	(1.6)
Total operating income	$154.0	$135.3	$18.7	13.8%

The increase (decrease) in total segment earnings was attributable to the following:

					Change As a % of				Change As a % of
					Total Segment Earnings				Segment Earnings

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$14.3	$3.1	$4.3	$21.7	9.2%	2.0%	2.8%	14.0%	10.5%	23.8%	66.2%
Foreign exchange	(0.1)	0.5	(2.2)	(1.8)	(0.1)	0.3	(1.4)	(1.2)	(0.1)	3.8	(33.8)
Acquired	0.1	—	2.0	2.1	0.1	—	1.3	1.4	0.1	—	30.8
Total	$14.3	$3.6	$4.1	$22.0	9.2%	2.3%	2.7%	14.2%	10.5%	27.6%	63.2%

Operating income increased $18.7 million, or 13.8%, for the second quarter of 2026 compared to the second quarter of 2025. Operating income was unfavorably impacted by an increase in segment special items of $2.2 million, primarily related to an increase in restructuring charges in the second quarter of 2026 compared to the second quarter of 2025. The increase in organic operating income of $21.7 million, or 14.0%, was primarily due to higher price realization, incremental volume, primarily from data center growth, and productivity savings, partially offset by inflation and tariffs.

Interest Income. Interest income in the second quarter of 2026 decreased $0.6 million compared to the second quarter of 2025, primarily due to lower interest rates and lower cash and cash equivalent balances.

Interest Expense. Interest expense in the second quarter of 2026 decreased $0.5 million compared to the second quarter of 2025, primarily due to a lower principal balance of debt outstanding during the second quarter of 2026. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other (Income) Expense, Net. Other (income) expense, net, was an income balance of $0.2 million in the second quarter of 2026, compared to an expense balance of $0.2 million in the second quarter of 2025.

Income Taxes. Our effective income tax rate decreased to 23.0% in the second quarter of 2026, from 25.2% in the second quarter of 2025 primarily due to the release of unrecognized tax benefits and associated interest, largely resulting from the expiration of the statute of limitations in a foreign jurisdiction.

Net Income. Net income was $118.3 million, or $3.53 per share of common stock on a diluted basis, for the second quarter of 2026, compared to $100.9 million, or $3.01 per share of common stock on a diluted basis, for the second quarter of 2025. Results for the second quarter of 2026 included after-tax charges of $4.2 million, or $0.12 per share of common stock, for restructuring and $0.3 million, or $0.01 per share of common stock, for acquisition-related costs. Results for the second quarter of 2025 included after-tax charges of $2.5 million, or $0.07 per share of common stock, for restructuring and $0.3 million, or $0.01 per share of common stock, for acquisition-related costs.

Six Months Ended June 28, 2026 Compared to Six Months Ended June 29, 2025

Net Sales. Our net sales in each of the three geographic segments for the first six months of 2026 and 2025 were as follows:

	Six Months Ended					% Change to
	June 28, 2026		June 29, 2025			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,100.1	76.4%	$916.6	76.3%	$183.5	15.3%
Europe	246.0	17.1	219.4	18.3	26.6	2.2
APMEA	94.3	6.5	65.7	5.5	28.6	2.4
Total	$1,440.4	100.0%	$1,201.7	100.0%	$238.7	19.9%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$122.9	$10.7	$11.6	$145.2	10.2%	0.9%	1.0%	12.1%	13.4%	4.9%	17.6%
Foreign exchange	1.0	15.9	5.2	22.1	0.1	1.3	0.4	1.8	0.1	7.2	8.0
Acquired	59.6	—	11.8	71.4	5.0	—	1.0	6.0	6.5	—	17.9
Total	$183.5	$26.6	$28.6	$238.7	15.3%	2.2%	2.4%	19.9%	20.0%	12.1%	43.5%

The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$80.7	$(0.8)	$(1.9)	$44.9	$122.9	13.5%	(1.5)%	(4.4)%	20.1%
Europe	8.7	2.1	(0.1)	—	10.7	5.7	3.2	(9.1)	—
APMEA	10.6	1.9	—	(0.9)	11.6	22.6	48.7	—	(6.0)
Total	$100.0	$3.2	$(2.0)	$44.0	$145.2	12.6%	2.6%	(4.5)%	18.5%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $183.5 million, or 20.0%, for the first six months of 2026 compared to the first six months of 2025. The change in net sales was positively impacted by $59.6 million, or 6.5%, of acquired sales related to acquisitions completed during 2025, and was positively impacted by $1.0 million, or 0.1%, of foreign currency translation. Organic net sales increased $122.9 million, or 13.4%, primarily due to favorable price realization and incremental volume driven by data center growth partially offset by product rationalization within our OEM and DIY channels.

Europe net sales increased $26.6 million, or 12.1%, for the first six months of 2026 compared to the first six months of 2025. The increase in net sales was positively impacted by favorable foreign currency translation of $15.9 million, or 7.2%. Organic net sales increased $10.7 million, or 4.9%, primarily due to favorable price realization and incremental volume partially offset by product rationalization within our OEM channel.

APMEA net sales increased $28.6 million, or 43.5%, for the first six months of 2026 compared to the first six months of 2025. The change in net sales was positively impacted by $11.8 million, or 17.9%, of acquired sales related to an acquisition completed in the fourth quarter of 2025, and was positively impacted by $5.2 million, or 8.0%, of foreign currency translation. Organic net sales increased $11.6 million, or 17.6%, primarily due to growth in China, Australia and New Zealand partially offset by a decline in the Middle East. The increase in China was driven by data center growth.

The net increase in net sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the euro, Australian dollar, Chinese yuan and Canadian dollar in the first six months of 2026. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first six months of 2026 and 2025 were as follows:

	Six Months Ended
	June 28, 2026	June 29, 2025

	(dollars in millions)
Gross profit	$700.3	$598.4
Gross margin	48.6%	49.8%

Gross profit increased primarily due to higher price realization, productivity, volume leverage and acquisitions which more than offset inflation and tariffs. Gross margin declined primarily due to the dilutive impact of acquisitions and the prior year benefit of tariff-related price increases ahead of related cost recognition.

Selling, General and Administrative Expenses. SG&A expenses increased $52.8 million, or 14.9%, in the first six months of 2026 compared to the first six months of 2025. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$25.3	7.1%
Foreign exchange	6.0	1.7
Acquired	21.9	6.2
Special items	(0.4)	(0.1)
Total	$52.8	14.9%

The increase in organic SG&A expenses was primarily due to an increase in strategic investments of $9.0 million, general inflation of $8.3 million, a net increase in short-term and long-term compensation accruals of $6.8 million, $3.0 million in higher travel and marketing spend and increased variable costs of $1.6 million due to higher net sales, partially offset by $6.7 million from productivity initiatives and restructuring savings compared to the first six months of 2025. The increase in foreign exchange was mainly due to the depreciation of the U.S. dollar against the euro, Australian dollar and Chinese yuan. The acquired SG&A costs related to acquisitions completed in 2025. Total SG&A expenses, as a percentage of net sales, were 28.3% in the first six months of 2026 compared to 29.5% in the first six months of 2025.

Restructuring. In the first six months of 2026, a net restructuring charge of $5.8 million was recorded, which primarily related to severance costs for immaterial cost saving actions in the Americas and Europe segments. For a more detailed description of our restructuring plans, see Note 6 of the Notes to the Consolidated Financial Statements.

Operating Income. Operating income, which is made up of segment earnings, Corporate operating loss and special items, for the first six months of 2026 and 2025 was as follows:

				% Change to
	Six Months Ended			Consolidated
	June 28,	June 29,		Operating
	2026	2025	Change	Income

	(dollars in millions)
Americas	$274.7	$233.6	$41.1	18.4%
Europe	33.2	28.1	5.1	2.3
APMEA	18.2	12.0	6.2	2.8
Total segment earnings	$326.1	$273.7	$52.4	23.5%

Corporate operating loss	$(30.2)	$(28.5)	$(1.7)	(0.8)%

Segment special items	(8.9)	(22.2)	13.3	6.0
Total operating income	$287.0	$223.0	$64.0	28.7%

The increase (decrease) in total segment earnings was attributable to the following:

					Change As a % of				Change As a % of
					Total Segment Earnings				Segment Earnings

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$40.4	$3.0	$1.4	$44.8	14.8%	1.1%	0.5%	16.4%	17.3%	10.7%	11.7%
Foreign exchange	0.2	2.1	1.5	3.8	0.1	0.8	0.5	1.4	0.1	7.5	12.5
Acquired	0.5	—	3.3	3.8	0.2	—	1.2	1.4	0.2	—	27.5
Total	$41.1	$5.1	$6.2	$52.4	15.1%	1.9%	2.2%	19.2%	17.6%	18.2%	51.7%

Operating income increased $64.0 million, or 28.7%, for the first six months of 2026 compared to the first six months of 2025. Operating income was favorably impacted by a decrease in segment special items of $13.3 million, primarily relating to a decrease in restructuring charges, partially offset by an increase in acquisition-related costs in the first six months of 2026 compared to the first six months of 2025. The increase in organic operating income of $44.8 million, or 16.4%, was primarily due to higher price realization, incremental volume, primarily in the Americas from data center growth, and productivity savings, partially offset by inflation and tariffs.

Interest Income. Interest income in the first six months of 2026 decreased $1.2 million compared to the first six months of 2025, primarily due to lower interest rates and lower cash and cash equivalent balances.

Interest Expense. Interest expense in the first six months of 2026 decreased $0.6 million compared to the first six months of 2025, primarily due to a lower principal balance of debt outstanding during the first six months of 2026. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other Expense, Net. Other expense, net, in the first six months of 2026 decreased $0.1 million compared to the first six months of 2025, primarily due to favorable foreign currency translation.

Income Taxes. Our effective income tax rate increased to 23.6% in the first six months of 2026, from 21.1% in the first six months of 2025 primarily due to a reversal of a tax liability in the first quarter of 2025 relating to a prior tax year for which we determined the statute of limitations had lapsed. The tax liability reversal resulted in a decrease in our foreign tax credit carryforwards and the release of an associated valuation allowance.

Net Income. Net income was $217.9 million, or $6.50 per share of common stock on a diluted basis, for the first six months of 2026, compared to $174.9 million, or $5.22 per share of common stock on a diluted basis, for the first six months of 2025. Results for the first six months of 2026 included after-tax charges of $4.3 million, or $0.13 per share of common stock, for restructuring and $2.4 million, or $0.07 per share of common stock, for acquisition-related costs. Results for the first six months of 2025 included after-tax charges of $15.5 million, or $0.46 per share of common stock, for restructuring and $1.0 million, or $0.03 per share of common stock, for acquisition-related costs, partially offset by an after tax benefit of $8.3 million, or $0.25 per share of common stock, for an income tax adjustment related to a lapsed statute tax year liability, as noted above in “Income Taxes”.

Liquidity and Capital Resources

We generated $120.8 million of net cash provided by operating activities in the first six months of 2026 compared to $124.9 million in the first six months of 2025. The decrease in net cash provided by operating activities was primarily related to elevated working capital levels which more than offset higher net income. Working capital increases were due to higher accounts receivable attributable to higher net sales, higher inventory due to incremental tariffs and strategic inventory investments to support expected end-market demand.

We used $24.3 million of net cash for investing activities in the first six months of 2026 compared to $105.5 million used in the first six months of 2025. In the first six months of 2026, we used $1.7 million in cash for business acquisitions related to immaterial purchase price adjustments for acquisitions completed in the fourth quarter of 2025, compared to $85.7 million in cash for business acquisitions in our Americas segment in the first six months 2025. Cash used for net capital expenditures in the first six months of 2026 compared to the first six months of 2025 increased $2.8 million. For the remainder of 2026, we expect to invest approximately $40 million to $45 million in capital expenditures as part of our ongoing commitment to improve our operating capabilities.

We used $151.2 million of net cash for financing activities during the first six months of 2026 primarily due to payments of long-term debt of $90.0 million, dividend payments of $38.8 million, tax withholding payments on vested stock awards of $13.1 million and payments of $7.9 million to repurchase approximately 26,000 shares of Class A common stock. In the first six months of 2025, we used $52.3 million of net cash for financing activities primarily due to dividend payments of $32.0 million, tax withholding payments on vested stock awards of $11.1 million and payments of $7.9 million to repurchase approximately 37,000 shares of Class A common stock.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of June 28, 2026, we had drawn down $110.0 million on this line of credit and had $12.2 million in letters of credit outstanding, which resulted in $677.8 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to our consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of June 28, 2026 was 4.81%. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

As of June 28, 2026, we held $347.9 million in cash and cash equivalents. Of this amount, $220.2 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs for at least the next 12 months and thereafter for the foreseeable future. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent, other than with respect to the one-time repatriation of foreign earnings in 2023, has been to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate additional post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow and a calculation of our cash conversion rate is provided below:

	Six Months Ended
	June 28,	June 29,
	2026	2025

	(in millions)
Net cash provided by operating activities	$120.8	$124.9
Less: additions to property, plant, and equipment	(22.6)	(19.8)
Free cash flow	$98.2	$105.1
Net income	$217.9	$174.9
Cash conversion rate of free cash flow to net income	45.1%	60.1%

Free cash flow decreased in the first six months of 2026 when compared to the first six months of 2025, primarily due to increased capital investments and elevated working capital levels which more than offset higher net income. Working capital increases were due to higher accounts receivable attributable to higher net sales, higher inventory due to incremental tariffs and strategic inventory investments to support expected end-market demand.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at June 28, 2026 was (12.3%) compared to (11.4%) at December 31, 2025. The decrease was driven by a decrease in net debt balance, primarily due to decreased long-term debt and an increase in stockholders’ equity at June 28, 2026 compared to December 31, 2025 due to higher net income. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	June 28,	December 31,
	2026	2025

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	108.0	197.7
Less: cash and cash equivalents	(347.9)	(405.5)
Net debt	$(239.9)	$(207.8)

A reconciliation of capitalization is provided below:

	June 28,	December 31,
	2026	2025

	(in millions)
Net debt	$(239.9)	$(207.8)
Total stockholders’ equity	2,189.4	2,027.7
Capitalization	$1,949.5	$1,819.9
Net debt to capitalization ratio	(12.3)%	(11.4)%

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

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S., Canadian or Australian dollar. We use foreign currency forward exchange contracts from time to time to manage the risks related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive (loss) income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of June 28, 2026 was an asset of $0.2 million.

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

Other than the above-noted changes, there was no change in our internal control over financial reporting that occurred during the second quarter ended June 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025, we are party to certain litigation. There have been no material developments with respect to such legal proceedings during the quarter ended June 28, 2026, other than as described in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information with respect to repurchases of our Class A common stock during the second quarter ended June 28, 2026 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
March 30, 2026 – April 26, 2026	4,209	$297.05	4,209	$123,834,052
April 27, 2026 – May 24, 2026	4,346	$298.61	4,346	$122,536,408
May 25, 2026 – June 28, 2026	4,728	$324.54	4,728	$121,001,968
Total	13,283	$307.33	13,283
(1)	On July 31, 2023, we announced that our Board of Directors had authorized a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions, which has no expiration date. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 5.Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the second quarter ended June 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

†     Filed herewith.

††   Furnished herewith.

**  Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 28, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Second Quarters and Six Months ended June 28, 2026 and June 29, 2025, (iii) Consolidated Statements of Comprehensive Income for the Second Quarters and Six Months ended June 28, 2026 and June 29, 2025, (iv) Consolidated Statements of Stockholders’ Equity for the Second Quarters and Six Months ended June 28, 2026 and June 29, 2025, (v) Consolidated Statements of Cash Flows for the Six Months ended June 28, 2026 and June 29, 2025, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: August 6, 2026	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer, President and Chairperson of the Board (principal executive officer)

Date: August 6, 2026	By:	/s/ Diane McClintock
Diane McClintock Chief Financial Officer (principal financial officer)

Date: August 6, 2026	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)