Form 10-Q
period 2026-09-27
WATTS WATER TECHNOLOGIES INC
filed 2026-11-05
CIK 795403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2026
Class A Common Stock, $0.10 par value	27,462,713

Class B Common Stock, $0.10 par value	5,912,640

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share information)

(Unaudited)

	September 27,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$444.8	$405.5
Trade accounts receivable, less reserve allowances of $18.8 million at September 27, 2026 and $12.5 million at December 31, 2025	399.3	294.0
Inventories, net:
Raw materials	210.5	190.8
Work in process	19.2	28.5
Finished goods	346.9	305.0
Total Inventories	576.6	524.3
Prepaid expenses and other current assets	61.5	62.3
Total Current Assets	1,482.2	1,286.1
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	800.0	777.1
Accumulated depreciation	(489.2)	(480.0)
Property, plant and equipment, net	310.8	297.1
OTHER ASSETS:
Goodwill	859.1	859.0
Intangible assets, net	278.7	294.6
Deferred income taxes	17.0	17.9
Other, net	129.0	126.5
TOTAL ASSETS	$3,076.8	$2,881.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$180.5	$182.2
Accrued expenses and other liabilities	251.6	234.7
Accrued compensation and benefits	96.6	95.5
Total Current Liabilities	528.7	512.4
LONG-TERM DEBT	98.2	197.7
DEFERRED INCOME TAXES	33.2	36.5
OTHER NONCURRENT LIABILITIES	97.3	106.9
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.10 par value; 120,000,000 shares authorized; 1 vote per share; issued and outstanding, 27,466,186 shares at September 27, 2026 and 27,426,533 shares at December 31, 2025	2.7	2.7
Class B common stock, $0.10 par value; 25,000,000 shares authorized; 10 votes per share; issued and outstanding, 5,912,640 shares at September 27, 2026 and 5,916,290 shares at December 31, 2025	0.6	0.6
Additional paid-in capital	744.4	720.6
Retained earnings	1,709.7	1,431.3
Accumulated other comprehensive loss	(138.0)	(127.5)
Total Stockholders’ Equity	2,319.4	2,027.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,076.8	$2,881.2

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share information)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Net sales	$728.0	$611.7	$2,168.4	$1,813.4
Cost of goods sold	327.0	313.3	1,067.1	916.7
GROSS PROFIT	401.0	298.4	1,101.3	896.7
Selling, general and administrative expenses	209.9	185.1	617.4	539.7
Restructuring	0.3	1.9	6.1	22.6
OPERATING INCOME	190.8	111.4	477.8	334.4
Other (income) expense:
Interest income	(3.4)	(2.5)	(6.8)	(7.1)
Interest expense	2.0	2.7	6.8	8.1
Other expense, net	0.3	0.2	0.8	0.8
Total other (income) expense	(1.1)	0.4	0.8	1.8
INCOME BEFORE INCOME TAXES	191.9	111.0	477.0	332.6
Provision for income taxes	46.5	28.8	113.7	75.5
NET INCOME	$145.4	$82.2	$363.3	$257.1
Basic EPS
NET INCOME PER SHARE	$4.34	$2.45	$10.84	$7.67
Weighted average number of shares	33.5	33.5	33.5	33.5
Diluted EPS
NET INCOME PER SHARE	$4.34	$2.45	$10.84	$7.67
Weighted average number of shares	33.5	33.5	33.5	33.5
Dividends declared per share	$0.63	$0.52	$1.78	$1.47

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025
Net income	$145.4	$82.2	$363.3	$257.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.3	(1.5)	(9.9)	48.1
Cash flow hedges	(0.1)	(0.5)	(0.6)	(1.9)
Other comprehensive income (loss)	2.2	(2.0)	(10.5)	46.2
Comprehensive income	$147.6	$80.2	$352.8	$303.3

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 27, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2025	27,426,533	$2.7	5,916,290	$0.6	$720.6	$1,431.3	$(127.5)	$2,027.7
Net income	—	—	—	—	—	363.3	—	363.3
Other comprehensive loss	—	—	—	—	—	—	(10.5)	(10.5)
Comprehensive income								352.8
Shares of Class B common stock converted to Class A common stock	3,650	—	(3,650)	—	—	—	—	—
Stock-based compensation	—	—	—	—	21.0	—	—	21.0
Stock repurchase	(36,744)	—	—	—	—	(11.8)	—	(11.8)
Net change in restricted and performance stock units	72,747	—	—	—	2.8	(13.1)	—	(10.3)
Common stock dividends	—	—	—	—	—	(60.0)	—	(60.0)
Balance at September 27, 2026	27,466,186	$2.7	5,912,640	$0.6	$744.4	$1,709.7	$(138.0)	$2,319.4

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 27, 2026)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 28, 2026	27,466,829	$2.7	5,916,290	$0.6	$736.9	$1,589.4	$(140.2)	$2,189.4
Net income	—	—	—	—	—	145.4	—	145.4
Other comprehensive income	—	—	—	—	—	—	2.2	2.2
Comprehensive income								147.6
Shares of Class B common stock converted to Class A common stock	3,650	—	(3,650)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7.5	—	—	7.5
Stock repurchase	(10,809)	—	—	—	—	(3.9)	—	(3.9)
Net change in restricted and performance stock units	6,516	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(21.2)	—	(21.2)
Balance at September 27, 2026	27,466,186	$2.7	5,912,640	$0.6	$744.4	$1,709.7	$(138.0)	$2,319.4

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the nine months ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 28, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2024	27,366,685	$2.7	5,953,290	$0.6	$696.2	$1,184.8	$(176.4)	$1,707.9
Net income	—	—	—	—	—	257.1	—	257.1
Other comprehensive income	—	—	—	—	—	—	46.2	46.2
Comprehensive income								303.3
Shares of Class B common stock converted to Class A common stock	7,000	—	(7,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	15.1	—	—	15.1
Stock repurchase	(51,363)	—	—	—	—	(11.8)	—	(11.8)
Net change in restricted and performance stock units	88,989	—	—	—	3.1	(11.4)	—	(8.3)
Common stock dividends	—	—	—	—	—	(49.4)	—	(49.4)
Balance at September 28, 2025	27,411,311	$2.7	5,946,290	$0.6	$714.4	$1,369.3	$(130.2)	$1,956.8

							Accumulated
	Class A		Class B		Additional		Other	Total
(For the third quarter ended	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
September 28, 2025)	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 29, 2025	27,418,992	$2.7	5,946,290	$0.6	$708.6	$1,308.7	$(128.2)	$1,892.4
Net income	—	—	—	—	—	82.2	—	82.2
Other comprehensive loss	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income								80.2
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Stock repurchase	(14,593)	—	—	—	—	(3.9)	—	(3.9)
Net change in restricted and performance stock units	6,912	—	—	—	0.2	(0.2)	—	—
Common stock dividends	—	—	—	—	—	(17.5)	—	(17.5)
Balance at September 28, 2025	27,411,311	$2.7	5,946,290	$0.6	$714.4	$1,369.3	$(130.2)	$1,956.8

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2026	2025
OPERATING ACTIVITIES
Net income	$363.3	$257.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.6	27.0
Amortization of intangibles	18.0	15.0
Amortization of cloud computing arrangements	2.3	1.0
Loss on disposal of long-lived assets	0.2	0.3
Stock-based compensation	21.0	15.1
Deferred income tax	(2.0)	32.6
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(109.0)	(56.1)
Inventories	(54.2)	(47.4)
Prepaid expenses and other assets	(17.4)	(34.8)
Accounts payable, accrued expenses and other liabilities	27.1	37.5
Net cash provided by operating activities	278.9	247.3
INVESTING ACTIVITIES
Additions to property, plant, equipment and other long-lived assets	(48.8)	(31.3)
Proceeds from the sale of property, plant and equipment	0.1	—
Business acquisitions, net of cash acquired	(1.7)	(85.7)
Net cash used in investing activities	(50.4)	(117.0)
FINANCING ACTIVITIES
Payments of long-term debt	(100.0)	—
Payments for withholding taxes on vested awards	(13.1)	(11.4)
Payments for finance leases and other	(2.2)	(1.9)
Payments to repurchase common stock	(11.8)	(11.8)
Dividends	(60.0)	(49.4)
Net cash used in financing activities	(187.1)	(74.5)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	15.0
INCREASE IN CASH AND CASH EQUIVALENTS	39.3	70.8
Cash and cash equivalents at beginning of year	405.5	386.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$444.8	$457.7

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Acquisition of businesses:
Fair value of assets acquired	$2.0	$90.1
Cash paid, net of cash acquired	1.7	85.7
Liabilities assumed	$0.3	$4.4

Issuance of stock under management stock purchase plan	$0.4	$0.9

CASH PAID FOR:
Interest	$6.2	$7.4
Income taxes	$108.3	$59.4

See accompanying notes to consolidated financial statements.

WATTS WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the Watts Water Technologies, Inc. (the “Company”) Consolidated Balance Sheet as of September 27, 2026, the Consolidated Statements of Operations for the Third Quarters and Nine Months Ended September 27, 2026 and September 28, 2025, the Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months Ended September 27, 2026 and September 28, 2025, the Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months Ended September 27, 2026 and September 28, 2025, and the Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2026 and September 28, 2025.

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

2. Accounting Policies

The significant accounting policies used in preparation of these consolidated financial statements for the nine months ended September 27, 2026, are consistent with those discussed in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Shipping and Handling

Shipping and handling costs included in selling, general and administrative expenses amounted to $23.9 million and $21.8 million for the third quarters of 2026 and 2025, respectively, and were $70.4 million and $66.8 million for the nine months of 2026 and 2025, respectively.

Research and Development

Research and development costs included in selling, general and administrative expenses amounted to $19.4 million and $18.8 million for the third quarters of 2026 and 2025, respectively, and were $59.5 million and $52.9 million for the nine months of 2026 and 2025, respectively.

Tariffs

The Company was the importer of record and paid tariffs on certain imported raw materials and products under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. Following this ruling, the Company submitted tariff recovery claims through the U.S. Customs and Border Protection (“CBP”) seeking a refund of certain eligible IEEPA tariffs.

During the third quarter of fiscal 2026, the Company received approximately $39.3 million in tariff refunds, plus interest, from U.S. CBP, which represents the majority of previously paid IEEPA tariffs. The refunds related to tariffs previously capitalized into inventory, all of which had been sold as of September 27, 2026. As a result, the full benefit of the refunds was recognized on the consolidated statement of operations as a reduction to cost of goods sold for the three and nine months ended September 27, 2026, as the Company elected to apply the gain contingency model and recognize the tariff refunds when realized.

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

The following table disaggregates revenue, which is presented as net sales in the consolidated financial statements, for each reportable segment, by distribution channel and principal product category:

	For the Third Quarter Ended September 27, 2026				For the Nine Months Ended September 27, 2026
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$353.0	$79.4	$43.1	$475.5	$1,065.0	$251.6	$115.5	$1,432.1
OEM	24.6	39.9	3.5	68.0	77.9	112.6	9.8	200.3
Specialty	159.2	—	9.0	168.2	452.4	—	24.6	477.0
DIY	15.8	0.5	—	16.3	57.4	1.6	—	59.0
Total	$552.6	$119.8	$55.6	$728.0	$1,652.7	$365.8	$149.9	$2,168.4

	For the Third Quarter Ended September 27, 2026				For the Nine Months Ended September 27, 2026
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Flow Control and Protection	$353.0	$43.5	$44.8	$441.3	$1,074.8	$138.9	$118.7	$1,332.4
HVAC and Gas Products	127.0	49.5	3.2	179.7	360.0	148.0	9.3	517.3
Drainage and Water Re-use Products	41.3	25.9	7.5	74.7	125.5	76.1	21.5	223.1
Water Quality Products	31.3	0.9	0.1	32.3	92.4	2.8	0.4	95.6
Total	$552.6	$119.8	$55.6	$728.0	$1,652.7	$365.8	$149.9	$2,168.4

	For the Third Quarter Ended September 28, 2025				For the Nine Months Ended September 28, 2025
		(in millions)				(in millions)
Distribution Channel	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Wholesale	$300.9	$76.4	$25.1	$402.4	$897.4	$228.8	$71.9	$1,198.1
OEM	27.2	34.6	2.8	64.6	81.1	100.5	6.6	188.2
Specialty	118.7	—	8.1	126.8	341.6	—	23.1	364.7
DIY	17.3	0.6	—	17.9	60.7	1.7	—	62.4
Total	$464.1	$111.6	$36.0	$611.7	$1,380.8	$331.0	$101.6	$1,813.4

	For the Third Quarter Ended September 28, 2025				For the Nine Months Ended September 28, 2025
		(in millions)				(in millions)
Principal Product Category	Americas	Europe	APMEA	Consolidated	Americas	Europe	APMEA	Consolidated
Flow Control and Protection	$300.2	$41.9	$32.0	$374.1	$893.4	$126.0	$90.3	$1,109.7
HVAC and Gas Products	95.4	45.0	3.0	143.4	277.4	132.5	8.6	418.5
Drainage and Water Re-use Products	42.6	23.7	0.8	67.1	127.7	69.4	2.1	199.2
Water Quality Products	25.9	1.0	0.2	27.1	82.3	3.1	0.6	86.0
Total	$464.1	$111.6	$36.0	$611.7	$1,380.8	$331.0	$101.6	$1,813.4

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

The opening and closing balances of contract assets, included on the Company’s consolidated balance sheet in prepaid expenses and other current assets, and contract liabilities, included on the Company’s consolidated balance sheet in accrued expenses and other liabilities, were as follows:

	September 27,	December 31,
	2026	2025

	(in millions)
Contract assets	$7.4	$4.2
Contract liabilities	(30.3)	(26.6)
Net contract liability	$(22.9)	$(22.4)

During the first nine months of 2026 and 2025 we recognized revenue of $23.1 million and $7.7 million, respectively, which was included in the opening contract liability balance. Remaining performance obligations (“RPOs”) represent the aggregate amount of certain contracts for which products have not been provided or services have not been performed. The Company does not disclose the value of RPOs for contracts with an original expected duration of one year or less. The RPOs for contracts with an original expected duration of more than one year is not material.

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

The Company accounted for the transaction as a business combination. During the fourth quarter of 2025, the Company performed the preliminary purchase price allocation for the Superior purchase, with immaterial adjustments in the first and second quarters of 2026 primarily related to the final working capital, intangible asset valuation, and other immaterial adjustments. The purchase price allocation was considered substantially completed as of the third quarter of 2026, with final refinements and allocations including deferred tax adjustments, to be completed in the fourth quarter of 2026 and are not expected to be material. The acquisition resulted in the recognition of $57.4 million in goodwill and $29.9 million in intangible assets. The intangible assets acquired consist of customer relationships valued at $25.9 million with estimated lives of 12 years and the trade name valued at $4.0 million with an estimated life of 15 years. The goodwill is attributable to the workforce of Superior and the portfolio which will allow the Company to expand its product offerings as a result of the acquisition. For tax purposes, the Company accounted for the transaction as a stock acquisition and therefore maintained the existing tax basis for acquired assets and liabilities.

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

EasyWater

On June 13, 2025, the Company completed the acquisition of substantially all of the assets of Freije Treatment Systems, Inc., doing business as EasyWater (“EasyWater”), in an all-cash transaction. EasyWater is a leading brand of water quality solutions that include innovative, chemical-free technologies for treating water in residential and commercial applications. The acquisition of EasyWater aligns with the Company’s continued focus on growth, innovation and expanding the Company’s portfolio of high-value water quality solutions. EasyWater’s operating results since the date of acquisition are included in the Americas segment. The Company accounted for the transaction as a business combination and it was deemed not to be material to the Company’s consolidated financial statements.

5. Goodwill & Intangibles

The Company operates in three geographic segments: Americas, Europe, and APMEA. The changes in the carrying amounts of goodwill by geographic segment are as follows:

	Gross Balance			Accumulated Impairment Losses			Foreign Currency Translation	Net Goodwill
		Adjustments					January 1,
	Balance	During	Balance	Balance	Impairment	Balance	2026 -
	January 1,	the	September 27,	January 1,	Loss During	September 27,	September 27,	September 27,
	2026	Period	2026	2026	the Period	2026	2026	2026

	(in millions)
Americas	$729.5	$4.0	$733.5	$(24.5)	$—	$(24.5)	$(0.3)	$708.7
Europe	246.7	—	246.7	(129.7)	—	(129.7)	(3.7)	113.3
APMEA	49.9	(0.3)	49.6	(12.9)	—	(12.9)	0.4	37.1
Total	$1,026.1	$3.7	$1,029.8	$(167.1)	$—	$(167.1)	$(3.6)	$859.1

During the first nine months of 2026, the Company completed adjustments to the purchase price allocations of certain acquisitions completed in 2025 resulting in a net $4.0 million of additional goodwill within the Americas segment and $0.3 million reduction in goodwill within the APMEA segment.

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

Intangible assets include the following:

	September 27, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Patents	$5.0	$(5.0)	$—	$5.0	$(5.0)	$—
Customer relationships	314.1	(132.9)	181.2	315.0	(117.9)	197.1
Technology	59.5	(51.9)	7.6	55.5	(50.1)	5.4
Trade names	25.8	(14.9)	10.9	26.4	(13.9)	12.5
Other	1.1	(0.9)	0.2	1.1	(0.9)	0.2
Total amortizable intangibles	405.5	(205.6)	199.9	403.0	(187.8)	215.2
Indefinite-lived intangible assets	78.8	—	78.8	79.4	—	79.4
	$484.3	$(205.6)	$278.7	$482.4	$(187.8)	$294.6

Aggregate amortization expense for amortized intangible assets for the third quarters ended September 27, 2026 and September 28, 2025 was $6.1 million and $5.1 million, respectively, and for the first nine months of 2026 and 2025 was $18.0 million and $15.0 million, respectively.

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

A summary of the pre-tax cost by restructuring program is as follows:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

	(in millions)
Restructuring costs:
2025 France Actions	$0.1	$1.5	$0.4	$20.6
Other Actions	0.2	0.4	5.7	2.0
Total restructuring charges	$0.3	$1.9	$6.1	$22.6

The Company recorded pre-tax restructuring costs in its business segments as follows:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

	(in millions)
Americas	$—	$—	$2.0	$—
Europe	0.3	1.9	4.1	22.5
APMEA	—	—	—	0.1
Total	$0.3	$1.9	$6.1	$22.6

2025 France Actions

On February 3, 2025, the Board of Directors approved a restructuring program with respect to the Company’s operating facility in Hautvillers, France, within its Europe operating segment. The restructuring program included the shutdown of the Company’s manufacturing facility in Hautvillers, France and relocation of the facility’s production activities primarily to the Company’s other facilities in France and other locations in Europe. The program was initially expected to include pre-tax charges totaling approximately $22.0 million, including costs for severance, relocation, clean-up and certain asset write-downs, and result in the elimination of approximately 96 positions at the Hautvillers, France facility. As a result of the facility consolidations, the net headcount reduction in France is expected to be approximately 68 positions. As of September 27, 2026, the Company estimated the total expected pre-tax charges for the program to be approximately $23.2 million. This increase in the initial total expected pre-tax charges was related to higher than expected legal and severance costs. Total net after-tax charges for this restructuring program are expected to be approximately $17.2 million, of which non-cash charges are immaterial, with costs being incurred through the end of 2026 or early 2027, at which time the restructuring program is expected to be completed. The Company has spent approximately $1.3 million in capital expenditures to consolidate operations through September 27, 2026, and expects to spend $0.1 million more during the remainder of 2026. Annual pre-tax savings are estimated to be approximately $3.0 million, which the Company expects to fully realize by the end of 2026.

The following table summarizes by type, the total expected, incurred, and remaining pre-tax restructuring costs for the Company’s restructuring program related to the 2025 France Actions:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Costs incurred — 2025	$18.0	$1.4	$0.9	$1.7	$22.0
Costs incurred — first quarter 2026	0.1	0.1	—	—	0.2
Costs incurred — second quarter 2026	—	0.1	—	—	0.1
Costs incurred — third quarter 2026	—	0.1	—	—	0.1
Remaining costs to be incurred	0.5	0.2	—	0.1	0.8
Total expected restructuring costs	$18.6	$1.9	$0.9	$1.8	$23.2

Details of the restructuring reserve activity for the Company’s 2025 France Actions for the nine months ended September 27, 2026 are as follows:

				Facility
		Legal and	Asset	exit
	Severance	consultancy	write-downs	and other	Total

	(in millions)
Balance at December 31, 2025	$8.5	$0.4	$—	$0.4	$9.3
Net pre-tax restructuring charges	0.1	0.1	—	—	0.2
Utilization and foreign currency impact	(1.7)	(0.5)	—	(0.4)	(2.6)
Balance at March 29, 2026	$6.9	$—	$—	$—	$6.9
Net pre-tax restructuring charges	—	0.1	—	—	0.1
Utilization and foreign currency impact	(1.1)	(0.1)	—	—	(1.2)
Balance at June 28, 2026	$5.8	$—	$—	$—	$5.8
Net pre-tax restructuring charges	—	0.1	—	—	0.1
Utilization and foreign currency impact	(1.5)	(0.1)	—	—	(1.6)
Balance at September 27, 2026	$4.3	$—	$—	$—	$4.3

Other Actions

The Company periodically initiates other actions which are not part of a major program. Included in “Other Actions” for the third quarter and nine months ended September 27, 2026, were immaterial cost saving actions, primarily severance costs, in the Americas and Europe segments.

Included in “Other Actions” for the third quarter and nine months ended September 28, 2025, were immaterial cost saving actions, primarily severance costs, in the Europe and APMEA segments.

7. Earnings per Share and Stock Repurchase Program

The following table sets forth the reconciliation of the calculation of earnings per share:

	For the Third Quarter Ended September 27, 2026			For the Third Quarter Ended September 28, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$145.4	33.5	$4.34	$82.2	33.5	$2.45
Effect of dilutive securities:
Common stock equivalents		—	—		—	—
Diluted EPS:
Net income	$145.4	33.5	$4.34	$82.2	33.5	$2.45

	For the Nine Months Ended September 27, 2026			For the Nine Months Ended September 28, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Amounts in millions, except per share information)
Basic EPS:
Net income	$363.3	33.5	$10.84	$257.1	33.5	$7.67
Effect of dilutive securities:
Common stock equivalents		—	—		—	—
Diluted EPS:
Net income	$363.3	33.5	$10.84	$257.1	33.5	$7.67

On July 31, 2023, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions. The Company has entered into a Rule 10b5-1 plan, which permits shares to be repurchased under the Company’s stock repurchase program when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time, subject to the terms of the Rule 10b5-1 plan the Company entered into with respect to the repurchase program. As of September 27, 2026, there was approximately $117.1 million remaining authorized for share repurchases under the repurchase program.

For the third quarters ended September 27, 2026 and September 28, 2025, the Company repurchased 10,809 shares for $3.9 million and 14,593 shares for $3.9 million, respectively. For the nine months ended September 27, 2026 and September 28, 2025, the Company repurchased 36,744 shares for $11.8 million and 51,363 shares for $11.8 million, respectively.

8. Stock-Based Compensation

The Company granted 42,352 and 50,763 units of deferred stock awards during the first nine months of 2026 and 2025, respectively. The Company grants deferred stock awards to key employees and stock awards to non-employee members of the Company’s Board of Directors under the Third Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Deferred stock awards to employees typically vest annually over a three-year period, and stock awards to non-employee members of the Company’s Board of Directors vest immediately.

The Company also grants performance stock units to key employees under the 2004 Stock Incentive Plan. Performance stock units cliff vest at the end of a performance period set by the Compensation Committee of the Board of Directors at the time of grant, which is currently three years. Upon vesting, the number of shares of the Company’s Class A common stock awarded to each performance stock unit recipient will be determined based on the Company’s performance relative to certain performance goals set at the time the performance stock units were granted. The recipient of a performance stock unit award may earn from zero shares to twice the number of target shares awarded to such recipient. The performance stock units are amortized to expense over the vesting period and, based on the Company’s performance relative to the performance goals, may be adjusted. Changes to the estimated shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of change. If the performance goals are not met, no awards are earned and previously recognized compensation expense is reversed. The Company granted 30,252 and 35,022 performance stock units during the first nine months of 2026 and 2025, respectively. The performance goals for the performance stock units are based on the compound annual growth rate of the Company’s revenue over the three-year performance period and the Company’s return on invested capital for the third year of the performance period.

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

The Company also has a Management Stock Purchase Plan (“MSPP”) that allows for the granting of restricted stock units (“RSUs”) to key employees. Under the MSPP, the Company granted 14,885 and 18,071 RSUs during the first nine months of 2026 and 2025, respectively. On an annual basis, key employees may elect to receive a portion of their annual incentive compensation in RSUs instead of cash. Participating key employees may use up to 50% of their annual incentive bonus to purchase RSUs for a purchase price equal to 80% of the fair market value of the Company’s Class A common stock as of the date of grant. RSUs vest either annually over a three-year period from the grant date or upon the third anniversary of the grant date. Receipt of the shares underlying RSUs is deferred for a minimum of three years, or such greater number of years from the date of the grant as is chosen by the key employee.

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

The following is a summary of the Company’s significant accounts and balances by segment, reconciled to its consolidated financial statements:

	For the Third Quarter Ended September 27, 2026
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$552.6	$119.8	$55.6	$728.0
Intersegment sales	2.5	6.1	29.3	37.9
Total segment net sales	$555.1	$125.9	$84.9	$765.9
Reconciliation of net sales
Elimination of intersegment sales				(37.9)
Total consolidated net sales				$728.0
Less (a)
Segment cost of goods sold	267.5	77.7	58.9
Segment selling, general and administrative	131.2	27.8	13.6
Segment research and development	15.7	3.0	0.7
Segment earnings	140.7	17.4	11.7	169.8

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				39.0
Corporate operating loss (c)				(18.0)
Consolidated operating income				190.8
Interest income				(3.4)
Interest expense				2.0
Other income, net				0.3
Income before income taxes				$191.9

	For the Third Quarter Ended September 28, 2025
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$464.1	$111.6	$36.0	$611.7
Intersegment sales	2.2	6.4	22.0	30.6
Total segment net sales	$466.3	$118.0	$58.0	$642.3
Reconciliation of net sales
Elimination of intersegment sales				(30.6)
Total consolidated net sales				$611.7
Less (a)
Segment cost of goods sold	227.2	75.7	40.7
Segment selling, general and administrative	113.7	26.0	9.6
Segment research and development	15.4	2.7	0.7
Segment earnings	110.0	13.6	7.0	130.6

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(1.9)
Corporate operating loss (c)				(17.3)
Consolidated operating income				111.4
Interest income				(2.5)
Interest expense				2.7
Other expense, net				0.2
Income before income taxes				$111.0

	For the Nine Months Ended September 27, 2026
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,652.7	$365.8	$149.9	$2,168.4
Intersegment sales	7.3	18.7	88.8	114.8
Total segment net sales	$1,660.0	$384.5	$238.7	$2,283.2
Reconciliation of net sales
Elimination of intersegment sales				(114.8)
Total consolidated net sales				$2,168.4
Less (a)
Segment cost of goods sold	811.5	238.7	168.1
Segment selling, general and administrative	385.1	86.0	38.6
Segment research and development	48.1	9.2	2.1
Segment earnings	415.3	50.6	29.9	495.8

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				30.1
Corporate operating loss (c)				(48.1)
Consolidated operating income				477.8
Interest income				(6.8)
Interest expense				6.8
Other expense, net				0.8
Income before income taxes				$477.0

	For the Nine Months Ended September 28, 2025
	Americas	Europe	APMEA	Total

	(in millions)
Net sales
Net sales from external customers	$1,380.8	$331.0	$101.6	$1,813.4
Intersegment sales	6.4	25.1	78.2	109.7
Total segment net sales	$1,387.2	$356.1	$179.8	$1,923.1
Reconciliation of net sales
Elimination of intersegment sales				(109.7)
Total consolidated net sales				$1,813.4
Less (a)
Segment cost of goods sold	665.9	229.1	130.1
Segment selling, general and administrative	334.8	77.6	28.6
Segment research and development	43.0	7.7	2.1
Segment earnings	343.5	41.7	19.0	404.2

Reconciliation of segment earnings to income before income taxes
Segment special items (b)				(24.1)
Corporate operating loss (c)				(45.7)
Consolidated operating income				334.4
Interest income				(7.1)
Interest expense				8.1
Other expense, net				0.8
Income before income taxes				$332.6

(a)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM. Significant segment expenses exclude certain expenses incurred and benefits recognized, see footnote (b). Intersegment expenses are included within the amounts shown.

(b)	Segment special items are excluded from segment earnings and defined as nonrecurring and unusual expenses incurred or benefits recognized such as tariff refunds, restructuring costs and acquisition-related costs.

(c)	Corporate expenses are primarily for administrative compensation expense, compliance costs, professional fees, including corporate-related legal and audit expenses, shareholder services and benefit administration costs.

	Third Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

	(in millions)
Capital expenditures
Americas	$19.8	$6.0	$36.6	$18.3
Europe	3.1	3.6	8.4	9.4
APMEA	0.4	1.9	0.9	3.6
Consolidated capital expenditures	$23.3	$11.5	$45.9	$31.3
Depreciation and amortization of intangibles
Americas	$12.7	$10.7	$36.7	$32.2
Europe	2.6	2.9	7.9	8.1
APMEA	1.0	0.6	3.0	1.7
Consolidated depreciation and amortization of intangibles	$16.3	$14.2	$47.6	$42.0

	September 27,	December 31,
	2026	2025

	(in millions)
Identifiable assets (at end of period)
Americas	$2,171.7	$2,043.6
Europe	642.9	616.5
APMEA	262.2	221.1
Consolidated identifiable assets	$3,076.8	$2,881.2
Property, plant and equipment, net (at end of period)
Americas	$217.8	$202.1
Europe	75.9	78.7
APMEA	17.1	16.3
Consolidated property, plant and equipment, net	$310.8	$297.1

The above summary of the Company’s significant accounts and balances by segment are presented on a basis consistent with the presentation included in Note 19 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The property, plant and equipment, net, in the U.S. of the Company’s Americas segment was $204.9 million and $190.8 million as of September 27, 2026 and December 31, 2025, respectively.

The following includes U.S. net sales of the Company’s Americas segment:

	Third Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025

	(in millions)
U.S. net sales	$521.8	$438.1	$1,560.1	$1,303.2

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

			Accumulated
	Foreign		Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedges (1)	Loss

	(in millions)

Balance December 31, 2025	$(127.8)	$0.3	$(127.5)
Change in period	(4.3)	(0.6)	(4.9)
Balance March 29, 2026	$(132.1)	$(0.3)	$(132.4)
Change in period	(7.9)	0.1	(7.8)
Balance June 28, 2026	$(140.0)	$(0.2)	$(140.2)
Change in period	2.3	(0.1)	2.2
Balance September 27, 2026	$(137.7)	$(0.3)	$(138.0)

Balance December 31, 2024	$(178.9)	$2.5	$(176.4)
Change in period	14.4	(0.7)	13.7
Balance March 30, 2025	$(164.5)	$1.8	$(162.7)
Change in period	35.2	(0.7)	34.5
Balance June 29, 2025	$(129.3)	$1.1	$(128.2)
Change in period	(1.5)	(0.5)	(2.0)
Balance September 28, 2025	$(130.8)	$0.6	$(130.2)
(1)	Cash flow hedges include interest rate swaps and designated foreign currency hedges. See Note 12 for further details.

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

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of September 27, 2026, the Company had drawn down $100.0 million on this line of credit and had $12.2 million in letters of credit outstanding, which resulted in $687.8 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to the Company’s consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 27, 2026 was 5.02%. In addition to paying interest under the Credit Agreement, the Company is also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. The Company may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement. The Credit Agreement contains an expansion option of $400.0 million.

The Credit Agreement imposes various restrictions on the Company and its subsidiaries, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) making distributions, dividends and other payments, (iv) mergers, consolidations and acquisitions, (v) dispositions of assets, (vi) certain consolidated leverage ratios and consolidated interest coverage ratios, (vii) transactions with affiliates, (viii) changes to governing documents, and (ix) changes in control. As of September 27, 2026, the Company was in compliance with these financial covenants.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including deferred compensation plan assets and related liabilities and derivatives. The fair values of these financial assets and liabilities were determined using the following inputs as of September 27, 2026 and December 31, 2025:

	Fair Value Measurements at September 27, 2026 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$2.9	$2.9	$—	$—
Designated foreign currency hedges(2)	$0.1	$—	$0.1	$—
Total assets	$3.0	$2.9	$0.1	$—
Liabilities
Plan liability for deferred compensation(3)	$2.9	$2.9	$—	$—
Total liabilities	$2.9	$2.9	$—	$—

	Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)
Assets
Plan asset for deferred compensation(1)	$3.0	$3.0	$—	$—
Interest rate swap(2)	$0.7	$—	$0.7	$—
Total assets	$3.7	$3.0	$0.7	$—
Liabilities
Plan liability for deferred compensation(3)	$3.0	$3.0	$—	$—
Interest rate swap(4)	$0.3	$—	$0.3	$—
Designated foreign currency hedges(4)	$0.1	$—	$0.1	$—
Total liabilities	$3.4	$3.0	$0.4	$—
(1)	Included on the Company’s consolidated balance sheet in other assets (other, net).

(2)	Included on the Company’s consolidated balance sheet in prepaid expenses and other current assets.

(3)	Included on the Company’s consolidated balance sheet in accrued compensation and benefits.

(4)	Included on the Company’s consolidated balance sheet in accrued expenses and other liabilities.

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

In order to manage the Company’s exposure to changes in cash flows attributable to fluctuations in interest payments related to the Company’s floating rate debt, the Company entered into an interest rate swap on March 30, 2021. Under the interest rate swap agreement, the Company received the one-month USD-LIBOR subject to a 0.00% floor and paid a fixed rate of 1.02975% on a notional amount of $100.0 million. On August 2, 2022, the Company amended the interest rate swap to replace LIBOR as a reference rate for borrowings with Term SOFR. Under the amended interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 0.942% on a notional amount of $100.0 million. The Company elected the optional expedient in connection with amending its interest rate swap to replace the reference rate from LIBOR to Term SOFR to consider the amendment as a continuation of the existing contract without having to perform an assessment that would otherwise be required under U.S. GAAP. The Company entered into an additional interest rate swap on October 23, 2023, as part of the acquisition of Bradley. Under the interest rate swap agreement, the Company receives the one-month Term SOFR subject to a -0.1% floor and pays a fixed rate of 4.844% on a notional amount of $100.0 million. Both swaps matured on March 30, 2026. Upon entering into an interest rate swap, the Company formally documents the hedge relationships at hedge inception to ensure that its interest rate swaps qualify for hedge accounting. On a quarterly basis, the Company assesses whether the interest rate swap is highly effective in offsetting changes in the cash flow of the hedged item. The Company designates swaps as cash flow hedges and does not hold or issue interest rate swaps for trading purposes. For the nine months ended September 27, 2026, a net loss of $0.3 million was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of the interest rate swap that qualifies as a cash flow hedge.

Designated Foreign Currency Hedges

The Company’s foreign subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials. The Company has exposure to a number of foreign currencies, including the Canadian dollar, the euro, the Chinese yuan and the Australian dollar. The Company uses a layering methodology, whereby at the end of each quarter, the Company enters into forward exchange contracts hedging the Canadian dollar to the U.S. dollar, which hedge up to 85% of the forecasted intercompany purchase transactions between one of the Company’s Canadian subsidiaries and the Company’s U.S. operating subsidiaries for the next twelve months. As of September 27, 2026, all designated foreign exchange hedge contracts were cash flow hedges under ASC 815, Derivatives and Hedging. The Company records the effective portion of the designated foreign currency hedge contracts in other comprehensive (loss) income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into earnings within cost of goods sold. In the event the notional amount of the derivatives exceeds the forecasted intercompany purchases for a given month, the excess hedge position will be attributed to the following month’s forecasted purchases. However, if the following month’s forecasted purchases cannot absorb the excess hedge position from the current month, the effective portion of the hedge recorded in other comprehensive (loss) income will be reclassified to earnings.

The notional amount outstanding as of September 27, 2026 for the Canadian dollar to U.S. dollar contracts was $15.7 million. As of September 27, 2026, the fair value of the Company’s designated foreign hedge contracts outstanding and the amount expected to be reclassified into cost of goods sold from other comprehensive (loss) income in the next twelve months were immaterial.

13. Contingencies and Environmental Remediation

In the ordinary course of business, the Company is involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened, including those involving product liability, environmental matters, and commercial disputes.

Other than the items described below, significant commitments and contingencies at September 27, 2026 are consistent with those discussed in Note 17 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of September 27, 2026, the Company estimates that the aggregate amount of reasonably possible loss in excess of the amount accrued for its contingencies is approximately $6.2 million. With respect to the estimate of reasonably possible loss, management has estimated the upper end of the range of reasonably possible loss based on (i) the amount of money damages claimed, where applicable, (ii) the allegations and factual development to date, (iii) available defenses based on the allegations, and/or (iv) other potentially liable parties. This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. In the event of an unfavorable outcome in one or more of the matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters, as they are resolved over time, is not likely to have a material adverse effect on the financial condition of the Company.

Chemetco, Inc. Superfund Site, Hartford, Illinois

In August 2017, Watts Regulator Co. (a wholly-owned subsidiary of the Company) received a “Notice of Environmental Liability” from the Chemetco Site Group (“Group”) alleging that it is a potentially responsible party (“PRP”) for the Chemetco, Inc. Superfund Site in Hartford, Illinois (the “Site”) because it arranged for the disposal or treatment of hazardous substances that were contained in materials sent to the Site and that resulted in the release or threat of release of hazardous substances at the Site. The letter offered Watts Regulator Co. the opportunity to join the Group and participate in the Remedial Investigation and Feasibility Study (“RI/FS”) for a portion of the Site. Watts Regulator Co. joined the Group in September 2017 and was added in March 2018 as a signatory to the Administrative Settlement Agreement and Order on Consent with the United States Environmental Protection Agency (“USEPA”) and the Illinois Environmental Protection Agency (“IEPA”) governing completion of the RI/FS. The Remedial Investigation report has been completed for the first portion of the site. For that same portion of the site, the draft Feasibility Study (“FS”) report was submitted to USEPA and IEPA for review and comment in September 2021. USEPA and IEPA both issued comments on the draft FS. The Group provided responses to the Agency comments on December 1, 2023. In October 2026, USEPA provided comments on the Group’s responses and requested a revised FS addressing those comments by December 29, 2026. The Group expects to request a brief extension of that deadline. USEPA’s final approval of the FS is required to complete the FS process. USEPA has identified December 2028 to February 2029 as its targeted milestone for completion of the FS and for the Agency’s selection of a remedy.

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

14. Subsequent Events

On November 2, 2026, the Company declared a quarterly dividend of sixty-three cents ($0.63) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2026 to stockholders of record on December 1, 2026.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. The forward-looking statements included in this Quarterly Report on Form 10-Q, including without limitation statements regarding our business performance and strategy, including, without limitation, expected financial results and liquidity, benefits from acquisitions, expected investments in capital expenditures, expected costs and benefits from restructuring programs, expected impacts from legislation, impacts from new or revised tariffs imposed under new authorities, our ability to manage challenging macro-economic and softer market conditions, including impacts from inflation, interest rates, tariffs and the conflict in the Middle East, market and economic outlook, and the expected timing and benefits of our enterprise resource planning system implementation, are only predictions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” and “would” or similar words. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

We believe the factors impacting our future growth include continued product innovation that meets the needs of our customers and our end markets; our ability to continue to make selective acquisitions, both in our core markets as well as in complementary markets; regulatory requirements relating to the quality and conservation of water and the safe use of water; increased demand for clean water; and continued enforcement of plumbing and building codes. Our acquisition strategy focuses on businesses that promote our key macro themes around safety and regulation, energy efficiency and water conservation. We target businesses that we believe will provide us with one or more of the following: an entry into new markets and/or new geographies, improved channel access, unique and/or proprietary technologies, including smart and connected technologies, advanced production capabilities or complementary solution offerings. We have completed 17 acquisitions since 2016, and eight acquisitions in the last three years, all of which were strategic and complementary acquisitions that expanded our addressable market and are enabling value creation through greater scale and growth opportunities.

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

Tariffs imposed on foreign imports into the United States have increased the cost of our products and could adversely impact the gross profit we earn on our products. We are proactively managing changes in tariffs and supply disruptions by leveraging our global sourcing strategy, driving incremental productivity within our operations and implementing pricing actions as appropriate. We expect that our significant degree of vertical integration, with manufacturing close to our customers, will be an advantage for us in the current environment. We have a proven track record of successfully navigating through periods of disruption and we are committed to continuing our strong execution. However, there can be no assurance that we will be able to fully mitigate the impact of new or increased tariffs and actions taken by the United States or other countries could have a material adverse effect on our business, financial condition or results of operations. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. Following this ruling, we have submitted tariff recovery claims through the U.S. Customs and Border Protection (“CBP”) seeking a refund of certain eligible IEEPA tariffs. During the third quarter of fiscal 2026, we received approximately $39.3 million in tariff refunds, plus interest, from U.S. CBP, which represents the majority of previously paid IEEPA tariffs. The refunds related to tariffs previously capitalized into inventory, all of which had been sold as of September 27, 2026. As a result, the full benefit of the refunds was recognized in the income statement as a reduction to cost of goods sold for the three and nine months ended September 27, 2026, as we elected to recognize the tariff refunds when realized. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur. Further, following the Supreme Court’s ruling invalidating IEEPA tariffs, the U.S. government imposed new and revised tariffs under various other regimes. The full impact of such new tariffs, and the imposition of new tariffs that other countries may implement in response to U.S. trade policies, remains uncertain.

We continue to closely monitor impacts to our business, customers, suppliers, employees, and operations in the Middle East due to the conflict in and around Iran and increased regional instability and tensions. Our operations and our suppliers’ operations in the region have not been materially impacted, although we could experience future impacts as the conflict continues. We also continue to monitor uncertainties related to energy costs, logistics and material availability. Given the volatile nature of the situation, the potential impacts to our business are subject to change.

Gross domestic product (“GDP”) is expected to remain positive and is generally a leading indicator for our repair and replacement business. New construction indicators are mixed. Multi-family and single-family housing, office, retail and recreation verticals are expected to remain weak, but light industrial, including data centers, is showing strong growth and institutional verticals remain steady. We are monitoring the impact of rising interest rates and continue to experience inflation in our material, labor and overhead costs. The European economy is showing signs of improvement, however, global geopolitical uncertainties continue. Despite the challenges and uncertainties discussed above, we continue to invest in our growth and productivity initiatives, and we remain focused on our customers’ needs and executing our long-term strategy.

Financial Overview

Third quarter 2026 sales increased 19.0%, or $116.3 million, on a reported basis, and 12.2%, or $74.5 million, on an organic basis, compared to the third quarter of 2025. The reported sales increase included acquired sales of 6.8%, or $41.3 million, with $35.1 million reported within the Americas segment and $6.2 million reported within APMEA. The reported sales increase also included the favorable impact of foreign exchange of $0.5 million. The 12.2% organic growth was driven by organic growth in the Americas of 11.6%, Europe of 9.0% and APMEA of 29.7%. The organic growth was primarily driven by incremental volume, driven by data center growth, and favorable price realization. Operating income of $190.8 million increased by $79.4 million, or 71.3%, in the third quarter of 2026 as compared to the third quarter of 2025. This increase was primarily driven by tariff refunds, favorable price realization, sales volume leverage and productivity partially offset by inflation.

In discussing our results of operations, segment earnings is the GAAP performance measure used by our chief operating decision-maker (“CODM”) to assess and evaluate segment results. Segment earnings exclude the impacts of special items which are defined as non-recurring, and unusual expenses or benefits, such as tariff refunds, restructuring costs and acquisition-related costs. The CODM uses segment earnings for insight into underlying trends comparing past financial performance with current performance by reporting segment on a consistent basis.

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

Recent Developments

On September 28, 2026, Kenneth R. Lepage, our General Counsel, Chief Sustainability Officer, Chief Compliance Officer and Secretary, provided notice of his intention to retire from the Company effective as of March 31, 2027. The Company has initiated a search for our next General Counsel, Chief Sustainability Officer, Chief Compliance Officer and Secretary. Mr. Lepage will continue in his current roles until a successor is named and will assist with the transition of his responsibilities to his successor.

On November 2, 2026, the Company declared a quarterly dividend of sixty-three cents ($0.63) per share on each outstanding share of Class A common stock and Class B common stock payable on December 15, 2026 to stockholders of record on December 1, 2026.

Results of Operations

Third Quarter Ended September 27, 2026 Compared to Third Quarter Ended September 28, 2025

Net Sales. Our business is reported in three geographic segments: Americas, Europe and APMEA. Our net sales in each of these segments for each of the third quarters of 2026 and 2025 were as follows:

	Third Quarter Ended					% Change to
	September 27, 2026		September 28, 2025			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$552.6	75.9%	$464.1	75.9%	$88.5	14.5%
Europe	119.8	16.5	111.6	18.2	8.2	1.3
APMEA	55.6	7.6	36.0	5.9	19.6	3.2
Total	$728.0	100.0%	$611.7	100.0%	$116.3	19.0%

The change in net sales was attributable to the following:

					Change As a %				Change As a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$53.8	$10.0	$10.7	$74.5	8.8%	1.6%	1.8%	12.2%	11.6%	9.0%	29.7%
Foreign exchange	(0.4)	(1.8)	2.7	0.5	(0.1)	(0.3)	0.4	—	(0.1)	(1.6)	7.5
Acquired	35.1	—	6.2	41.3	5.8	—	1.0	6.8	7.6	—	17.2
Total	$88.5	$8.2	$19.6	$116.3	14.5%	1.3%	3.2%	19.0%	19.1%	7.4%	54.4%

Our products are sold primarily to wholesalers, OEMs, DIY chains, and through various specialty channels. The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$33.6	$(2.5)	$(1.5)	$24.2	$53.8	11.2%	(9.2)%	(8.7)%	20.4%
Europe	4.1	6.0	(0.1)	—	10.0	5.4	17.3	(16.7)	—
APMEA	10.0	0.5	—	0.2	10.7	39.8	17.9	—	2.5
Total	$47.7	$4.0	$(1.6)	$24.4	$74.5	11.9%	6.2%	(8.9)%	19.2%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $88.5 million, or 19.1%, for the third quarter of 2026 compared to the third quarter of 2025. The change in net sales was positively impacted by $35.1 million, or 7.6%, of acquired sales related to acquisitions completed in the fourth quarter of 2025, and was negatively impacted by $0.4 million of foreign currency translation. Organic net sales increased $53.8 million, or 11.6%, primarily due to incremental volume driven by data center growth and favorable price realization partially offset by product rationalization within our OEM and DIY channels.

Europe net sales increased $8.2 million, or 7.4%, for the third quarter of 2026 compared to the third quarter of 2025. The increase in net sales was negatively impacted by unfavorable foreign currency translation of $1.8 million, or 1.6%. Organic net sales increased $10.0 million, or 9.0%, primarily due to incremental volume and favorable price realization.

APMEA net sales increased $19.6 million, or 54.4%, for the third quarter of 2026 compared to the third quarter of 2025. The change in net sales was positively impacted by $6.2 million, or 17.2%, of acquired sales related to an acquisition completed in the fourth quarter of 2025, and was positively impacted by $2.7 million, or 7.5%, of foreign currency translation. Organic net sales increased $10.7 million, or 29.7%, primarily due to volume growth, mostly driven by data center growth, and favorable price realization.

The net increase in net sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the Australian dollar and Chinese yuan partially offset by the appreciation of the U.S. dollar against the euro in the third quarter of 2026. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the third quarters of 2026 and 2025 were as follows:

	Third Quarter Ended
	September 27, 2026	September 28, 2025

	(dollars in millions)
Gross profit	$401.0	$298.4
Gross margin	55.1%	48.8%

Gross profit and gross margin increased primarily due to tariff refunds, higher price realization, volume leverage and productivity which more than offset inflation. Gross margin was negatively impacted by the dilutive impact of acquisitions and unfavorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $24.8 million, or 13.4%, in the third quarter of 2026 compared to the third quarter of 2025. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$14.9	8.0%
Foreign exchange	0.1	0.1
Acquired	9.8	5.3
Special items	—	—
Total	$24.8	13.4%

The increase in organic SG&A expenses was primarily due to an increase in strategic investments of $5.0 million, general inflation of $4.4 million, higher professional fees of $4.1 million, increased variable costs of $2.3 million due to higher net sales and logistic costs, and $1.2 million in higher travel and marketing spend, partially offset by $2.8 million from productivity initiatives and restructuring savings compared to the third quarter of 2025. The acquired SG&A costs related to acquisitions completed in the fourth quarter of 2025. Total SG&A expenses, as a percentage of net sales, were 28.8% in the third quarter of 2026 compared to 30.3% in the third quarter of 2025.

Restructuring. In the third quarter of 2026, a net restructuring charge of $0.3 million was recorded. For a more detailed description of our restructuring plans, see Note 6 of the Notes to the Consolidated Financial Statements.

Operating Income. Operating income, which is made up of segment earnings, Corporate operating loss and special items, for the third quarters of 2026 and 2025 was as follows:

				% Change to
	Third Quarter Ended			Consolidated
	September 27,	September 28,		Operating
	2026	2025	Change	Income

	(dollars in millions)
Americas	$140.7	$110.0	$30.7	27.6%
Europe	17.4	13.6	3.8	3.4
APMEA	11.7	7.0	4.7	4.2
Total segment earnings	$169.8	$130.6	$39.2	35.2%

Corporate operating loss	$(18.0)	$(17.3)	$(0.7)	(0.6)%

Segment special items	39.0	(1.9)	40.9	36.7
Total operating income	$190.8	$111.4	$79.4	71.3%

The increase (decrease) in total segment earnings was attributable to the following:

					Change As a % of				Change As a % of
					Total Segment Earnings				Segment Earnings

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$27.0	$4.1	$2.7	$33.8	20.7%	3.1%	2.1%	25.9%	24.5%	30.1%	38.6%
Foreign exchange	—	(0.3)	0.5	0.2	—	(0.2)	0.4	0.2	—	(2.2)	7.1
Acquired	3.7	—	1.5	5.2	2.8	—	1.1	3.9	3.4	—	21.4
Total	$30.7	$3.8	$4.7	$39.2	23.5%	2.9%	3.6%	30.0%	27.9%	27.9%	67.1%

Operating income increased $79.4 million, or 71.3%, for the third quarter of 2026 compared to the third quarter of 2025. Operating income was favorably impacted by segment special items of $39.0 million, which included $39.3 million of tariff refunds received, partially offset by $0.3 million in restructuring costs in the third quarter of 2026 compared to $1.9 million of restructuring costs the third quarter of 2025. The increase in organic operating income of $33.8 million, or 25.9%, was primarily due to higher price realization, incremental volume and productivity savings, partially offset by inflation.

Interest Income. Interest income in the third quarter of 2026 increased $0.9 million compared to the third quarter of 2025, primarily due to interest income related to the tariff refunds received partially offset by lower cash and cash equivalent balances.

Interest Expense. Interest expense in the third quarter of 2026 decreased $0.7 million compared to the third quarter of 2025, primarily due to a lower principal balance of debt outstanding during the third quarter of 2026. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other Expense, Net. Other expense, net, in the third quarter of 2026 increased $0.1 million compared to the third quarter of 2025, primarily due to unfavorable foreign currency translation.

Income Taxes. Our effective income tax rate decreased to 24.2% in the third quarter of 2026, from 25.9% in the third quarter of 2025 as a result of changes from the One Big Beautiful Bill Act (the “OBBBA”) that became effective in the third quarter of 2025.

Net Income. Net income was $145.4 million, or $4.34 per share of common stock on a diluted basis, for the third quarter of 2026, compared to $82.2 million, or $2.45 per share of common stock on a diluted basis, for the third quarter of 2025. Results for the third quarter of 2026 included an after-tax benefit of $31.6 million, or $0.94 per share of common stock, for tariff refunds partially offset by after-tax charges of $0.2 million, or $0.00 per share of common stock, for restructuring. Results for the third quarter of 2025 included after-tax charges of $1.5 million, or $0.05 per share of common stock, for restructuring.

Nine Months Ended September 27, 2026 Compared to Nine Months Ended September 28, 2025

Net Sales. Our net sales in each of the three geographic segments for the first nine months of 2026 and 2025 were as follows:

	Nine Months Ended					% Change to
	September 27, 2026		September 28, 2025			Consolidated
	Net Sales	% Sales	Net Sales	% Sales	Change	Net Sales

	(dollars in millions)
Americas	$1,652.7	76.2%	$1,380.8	76.1%	$271.9	15.0%
Europe	365.8	16.9	331.0	18.3	34.8	1.9
APMEA	149.9	6.9	101.6	5.6	48.3	2.7
Total	$2,168.4	100.0%	$1,813.4	100.0%	$355.0	19.6%

The change in net sales was attributable to the following:

					Change as a %				Change as a %
					of Consolidated Net Sales				of Segment Net Sales

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$176.7	$20.7	$22.3	$219.7	9.8%	1.1%	1.2%	12.1%	12.8%	6.3%	21.9%
Foreign exchange	0.6	14.1	8.0	22.7	—	0.8	0.5	1.3	—	4.2	7.9
Acquired	94.6	—	18.0	112.6	5.2	—	1.0	6.2	6.9	—	17.7
Total	$271.9	$34.8	$48.3	$355.0	15.0%	1.9%	2.7%	19.6%	19.7%	10.5%	47.5%

The change in organic net sales by channel was attributable to the following:

						Change As a %
						of Prior Year Sales (*)
	Wholesale	OEMs	DIY	Specialty	Total	Wholesale	OEMs	DIY	Specialty

	(dollars in millions)
Americas	$114.3	$(3.3)	$(3.4)	$69.1	$176.7	12.7%	(4.1)%	(5.6)%	20.2%
Europe	12.8	8.1	(0.2)	—	20.7	5.6	8.1	(11.8)	—
APMEA	20.6	2.4	—	(0.7)	22.3	28.7	36.4	—	(3.0)
Total	$147.7	$7.2	$(3.6)	$68.4	$219.7	12.3%	3.8%	(5.8)%	18.8%

*     Segment change as a % of segment net sales by channel and Total change as a % of consolidated net sales by channel.

Americas net sales increased $271.9 million, or 19.7%, for the first nine months of 2026 compared to the first nine months of 2025. The change in net sales was positively impacted by $94.6 million, or 6.9%, of acquired sales related to acquisitions completed during 2025, and was positively impacted by $0.6 million of foreign currency translation. Organic net sales increased $176.7 million, or 12.8%, primarily due to favorable price realization and incremental volume driven by data center growth, partially offset by product rationalization within our OEM and DIY channels.

Europe net sales increased $34.8 million, or 10.5%, for the first nine months of 2026 compared to the first nine months of 2025. The increase in net sales was positively impacted by favorable foreign currency translation of $14.1 million, or 4.2%. Organic net sales increased $20.7 million, or 6.3%, primarily due to favorable price realization and incremental volume partially offset by product rationalization within our OEM channel.

APMEA net sales increased $48.3 million, or 47.5%, for the first nine months of 2026 compared to the first nine months of 2025. The change in net sales was positively impacted by $18.0 million, or 17.7%, of acquired sales related to an acquisition completed in the fourth quarter of 2025, and was positively impacted by $8.0 million, or 7.9%, of foreign currency translation. Organic net sales increased $22.3 million, or 21.9%, primarily due to volume growth, mostly driven by data center growth, and favorable price realization.

The increase in net sales due to foreign exchange was mostly due to the favorable impact of the depreciation of the U.S. dollar against the euro, Australian dollar and Chinese yuan in the first nine months of 2026. We cannot predict whether foreign currencies will appreciate or depreciate against the U.S. dollar in future periods or whether future foreign exchange rate fluctuations will have a positive or negative impact on our net sales.

Gross Profit. Gross profit and gross profit as a percent of net sales (gross margin) for the first nine months of 2026 and 2025 were as follows:

	Nine Months Ended
	September 27, 2026	September 28, 2025

	(dollars in millions)
Gross profit	$1,101.3	$896.7
Gross margin	50.8%	49.4%

Gross profit and gross margin increased primarily due to higher price realization, volume leverage, tariff refunds and productivity which more than offset inflation. Gross margin was negatively impacted by the dilutive impact of acquisitions and unfavorable product mix.

Selling, General and Administrative Expenses. SG&A expenses increased $77.7 million, or 14.4%, in the first nine months of 2026 compared to the first nine months of 2025. The increase in SG&A expenses was attributable to the following:

	(in millions)	% Change
Organic	$40.3	7.5%
Foreign exchange	6.1	1.1
Acquired	31.7	5.9
Special items	(0.4)	(0.1)
Total	$77.7	14.4%

The increase in organic SG&A expenses was primarily due to an increase in strategic investments of $13.9 million, general inflation of $12.6 million, a net increase in short-term and long-term compensation accruals of $7.3 million, $4.2 million in higher travel and marketing spend, higher professional fees of $4.1 million and increased variable costs of $4.0 million due to higher net sales and logistic costs, partially offset by $9.4 million from productivity initiatives and restructuring savings compared to the first nine months of 2025. The increase in foreign exchange was mainly due to the depreciation of the U.S. dollar against the euro. The acquired SG&A costs related to acquisitions completed in 2025. Total SG&A expenses, as a percentage of net sales, were 28.5% in the first nine months of 2026 compared to 29.8% in the first nine months of 2025.

Restructuring. In the first nine months of 2026, a net restructuring charge of $6.1 million was recorded, which primarily related to severance costs for immaterial cost saving actions in the Americas and Europe segments. For a more detailed description of our restructuring plans, see Note 6 of the Notes to the Consolidated Financial Statements.

Operating Income. Operating income, which is made up of segment earnings, Corporate operating loss and special items, for the first nine months of 2026 and 2025 was as follows:

				% Change to
	Nine Months Ended			Consolidated
	September 27,	September 28,		Operating
	2026	2025	Change	Income

	(dollars in millions)
Americas	$415.3	$343.5	$71.8	21.5%
Europe	50.6	41.7	8.9	2.7
APMEA	29.9	19.0	10.9	3.3
Total segment earnings	$495.8	$404.2	$91.6	27.4%

Corporate operating loss	$(48.1)	$(45.7)	$(2.4)	(0.7)%

Segment special items	30.1	(24.1)	54.2	16.2
Total operating income	$477.8	$334.4	$143.4	42.9%

The increase (decrease) in total segment earnings was attributable to the following:

					Change As a % of				Change As a % of
					Total Segment Earnings				Segment Earnings

	Americas	Europe	APMEA	Total	Americas	Europe	APMEA	Total	Americas	Europe	APMEA

	(dollars in millions)
Organic	$68.3	$7.1	$4.0	$79.4	16.9%	1.8%	1.0%	19.7%	19.9%	17.0%	21.1%
Foreign exchange	—	1.8	2.1	3.9	—	0.4	0.5	0.9	—	4.3	11.1
Acquired	3.5	—	4.8	8.3	0.9	—	1.2	2.1	1.0	—	25.3
Total	$71.8	$8.9	$10.9	$91.6	17.8%	2.2%	2.7%	22.7%	20.9%	21.3%	57.5%

Operating income increased $143.4 million, or 42.9%, for the first nine months of 2026 compared to the first nine months of 2025. Operating income was favorably impacted by segment special items of $30.1 million, which included $39.3 million of tariff refunds received, partially offset by $6.1 million in restructuring costs and $3.1 million in acquisition related cost in the first nine months of 2026 compared to $22.6 million in restructuring costs and $1.5 million in acquisition related cost in the first nine months of 2025. The increase in organic operating income of $79.4 million, or 19.7%, was primarily due to higher price realization, incremental volume and productivity savings, partially offset by inflation.

Interest Income. Interest income in the first nine months of 2026 decreased $0.3 million compared to the first nine months of 2025, primarily due to lower interest rates partially offset by interest income related to the tariff refunds received.

Interest Expense. Interest expense in the first nine months of 2026 decreased $1.3 million compared to the first nine months of 2025, primarily due to a lower principal balance of debt outstanding during the first nine months of 2026. Refer to Note 11 of the Notes to Consolidated Financial Statements for further details.

Other Expense, Net. Other expense, net, in the first nine months of 2026 remained consistent to the first nine months of 2025.

Income Taxes. Our effective income tax rate increased to 23.8% in the first nine months of 2026, from 22.7% in the first nine months of 2025 primarily due to a reversal of a tax liability in the first quarter of 2025 relating to a prior tax year for which we determined the statute of limitations had lapsed. The tax liability reversal resulted in a decrease in our foreign tax credit carryforwards and the release of an associated valuation allowance.

Net Income. Net income was $363.3 million, or $10.84 per share of common stock on a diluted basis, for the first nine months of 2026, compared to $257.1 million, or $7.67 per share of common stock on a diluted basis, for the first nine months of 2025. Results for the first nine months of 2026 included an after-tax benefit of $31.6 million, or $0.94 per share of common stock, for tariff refunds partially offset by after-tax charges of $4.6 million, or $0.13 per share of common stock, for restructuring and $2.4 million, or $0.07 per share of common stock, for acquisition-related costs. Results for the first nine months of 2025 included after-tax charges of $17.0 million, or $0.51 per share of common stock, for restructuring and $1.0 million, or $0.03 per share of common stock, for acquisition-related costs, partially offset by an after tax benefit of $8.3 million, or $0.25 per share of common stock, for an income tax adjustment related to a lapsed statute tax year liability, as noted above in “Income Taxes”.

Liquidity and Capital Resources

We generated $278.9 million of net cash provided by operating activities in the first nine months of 2026 compared to $247.3 million in the first nine months of 2025. The increase in net cash provided by operating activities was primarily related to higher net income, including the favorable impact from tariff refunds received, which was partly offset by elevated working capital levels and the benefit in the prior year of lower income tax payments from the OBBBA. Working capital increases were due to higher accounts receivable attributable to higher net sales and higher inventory due to inflation and strategic inventory investments to support data center demand.

We used $50.4 million of net cash for investing activities in the first nine months of 2026 compared to $117.0 million used in the first nine months of 2025. In the first nine months of 2026, we used $1.7 million in cash for business acquisitions related to immaterial purchase price adjustments for acquisitions completed in the fourth quarter of 2025, compared to $85.7 million in cash for business acquisitions in our Americas segment in the first nine months 2025. Cash used for net capital expenditures in the first nine months of 2026 compared to the first nine months of 2025 increased $17.5 million. For the remainder of 2026, we expect to invest approximately $16 million to $21 million in capital expenditures as part of our ongoing commitment to improve our operating capabilities.

We used $187.1 million of net cash for financing activities during the first nine months of 2026 primarily due to payments of long-term debt of $100.0 million, dividend payments of $60.0 million, tax withholding payments on vested stock awards of $13.1 million and payments of $11.8 million to repurchase approximately 37,000 shares of Class A common stock. In the first nine months of 2025, we used $74.5 million of net cash for financing activities primarily due to dividend payments of $49.4 million, tax withholding payments on vested stock awards of $11.4 million and payments of $11.8 million to repurchase approximately 51,000 shares of Class A common stock.

On July 12, 2024, we entered into the Third Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company, the lenders and other parties from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement amends and restates the prior Second Amended and Restated Credit Agreement, dated as of March 30, 2021 (as amended by that certain Amendment No. 1 dated August 2, 2022 and Amendment No. 2 dated December 12, 2023), that establishes our senior unsecured revolving credit facility of $800.0 million (the “Revolving Credit Facility”). The Credit Agreement also contains an expansion option of $400.0 million. Pursuant to the Credit Agreement, the maturity date of the Revolving Credit Facility is July 12, 2029, subject to extension under certain circumstances and subject to the terms of the Credit Agreement. The Credit Agreement provides for a maximum consolidated leverage ratio of 3.50 to 1.00 (or 4.00 to 1.00 during temporary step-ups following certain permitted acquisitions) and the minimum consolidated interest ratio of 3.50 to 1.00.

The Revolving Credit Facility also includes sub-limits of $100 million for letters of credit and $15 million for swing line loans. As of September 27, 2026, we had drawn down $100.0 million on this line of credit and had $12.2 million in letters of credit outstanding, which resulted in $687.8 million of unused and available credit under the Revolving Credit Facility as of such date. Borrowings outstanding bear interest at a fluctuating rate per annum equal to an applicable percentage defined as (i) in the case of Term Benchmark loans, the Term Benchmark rate plus an applicable percentage, ranging from 1.075% to 1.325%, or (ii) in the case of alternate base rate loans and swing line loans, interest (which at all times will not be less than 1.00%) at the greatest of (a) the Prime Rate in effect on such day, (b) the FRBNY Rate in effect on such day plus 0.50% and (c) the Term Benchmark rate plus 1.00% for a one-month interest period, in each case, determined by reference to our consolidated leverage ratio. For the borrowings denominated in dollars, there is a fixed 10 basis point adjustment if the reference rate is Term SOFR. The weighted average interest rate on debt outstanding under the Revolving Credit Facility as of September 27, 2026 was 5.02%. In addition to paying interest under the Credit Agreement, we are also required to pay certain fees in connection with the Revolving Credit Facility, including, but not limited to, an unused facility fee and letter of credit fees. We may repay loans outstanding under the Credit Agreement from time to time without premium or penalty, other than customary breakage costs, if any, and subject to the terms of the Credit Agreement.

As of September 27, 2026, we held $444.8 million in cash and cash equivalents. Of this amount, $254.9 million of cash and cash equivalents were held by foreign subsidiaries. Our U.S. operations typically generate sufficient cash flows to meet our domestic obligations. We expect existing cash and cash equivalents and cash flows from operations and financing activities to be sufficient to meet our cash needs for at least the next 12 months and thereafter for the foreseeable future. However, if we did have to borrow to fund some or all of our expected cash outlays, we can do so at reasonable interest rates by utilizing the undrawn borrowings under our Revolving Credit Facility. Subsequent to recording the Toll Tax as part of the Tax Cuts and Jobs Act of 2017, our intent, other than with respect to the one-time repatriation of foreign earnings in 2023, has been to permanently reinvest undistributed earnings of foreign subsidiaries, and we do not have any current plans to repatriate additional post-Toll Tax foreign earnings to fund operations in the United States. However, if amounts held by foreign subsidiaries were needed to fund operations in the United States, we could be required to accrue and pay taxes to repatriate these funds. Such charges may include potential state income taxes and other tax charges.

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

A reconciliation of net cash provided by operating activities to free cash flow and a calculation of our cash conversion rate is provided below:

	Nine Months Ended
	September 27,	September 28,
	2026	2025

	(in millions)
Net cash provided by operating activities	$278.9	$247.3
Less: additions to property, plant, equipment and other long-lived assets	(48.8)	(31.3)
Plus: proceeds from the sale of property, plant, and equipment	0.1	—
Free cash flow	$230.2	$216.0
Net income	$363.3	$257.1
Cash conversion rate of free cash flow to net income	63.4%	84.0%

Free cash flow increased in the first nine months of 2026 when compared to the first nine months of 2025, primarily due to higher net income, including the favorable impact from tariff refunds, which was partly offset by higher working capital levels, increased capital expenditures, and the benefit in the prior year from lower cash tax payments. Working capital increases were due to higher accounts receivable attributable to higher net sales, and higher inventory due to inflation and strategic inventory investments to support data center demand.

Our net debt to capitalization ratio, a non-GAAP financial measure used by management, at September 27, 2026 was (17.6%) compared to (11.4%) at December 31, 2025. The decrease was driven by a change in net debt balance, primarily due to decreased long-term debt and an increase in cash and cash equivalents at September 27, 2026 compared to December 31, 2025. Management believes the net debt to capitalization ratio is an appropriate supplemental measure because it helps investors understand our ability to meet our financing needs and serves as a basis to evaluate our financial structure. Our computation may not be comparable to other companies that may define their net debt to capitalization ratios differently.

A reconciliation of long-term debt (including current portion) to net debt and our net debt to capitalization ratio is provided below:

	September 27,	December 31,
	2026	2025

	(in millions)
Current portion of long‑term debt	$—	$—
Plus: long-term debt, net of current portion	98.2	197.7
Less: cash and cash equivalents	(444.8)	(405.5)
Net debt	$(346.6)	$(207.8)

A reconciliation of capitalization is provided below:

	September 27,	December 31,
	2026	2025

	(in millions)
Net debt	$(346.6)	$(207.8)
Total stockholders’ equity	2,319.4	2,027.7
Capitalization	$1,972.8	$1,819.9
Net debt to capitalization ratio	(17.6)%	(11.4)%

Application of Critical Accounting Policies and Key Estimates

We believe that our critical accounting policies are those related to revenue recognition, inventory valuation, goodwill and other intangibles, product liability costs, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. These policies are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K as filed with the SEC on February 23, 2026. We believe that at September 27, 2026, there was no material change to this information.

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

Our consolidated earnings, which are reported in United States dollars, are subject to translation risks due to changes in foreign currency exchange rates. This risk is concentrated in the exchange rate between the U.S. dollar and the euro; the U.S. dollar and the Canadian dollar; the U.S. dollar and the Chinese yuan; and the U.S. dollar and the Australian dollar.

Our non-U.S. subsidiaries transact most business, including certain intercompany transactions, in foreign currencies. Such transactions are principally purchases or sales of materials and are denominated in European currencies, the Chinese yuan or the U.S., Canadian or Australian dollar. We use foreign currency forward exchange contracts from time to time to manage the risks related to intercompany loans, intercompany purchases and intercompany sales that occur during the course of a year, and certain open foreign currency denominated commitments to sell products to third parties. We have entered into forward exchange contracts which hedge approximately 80% to 85% of the forecasted intercompany purchases between one of our Canadian subsidiaries and our U.S. operating subsidiaries for the next twelve months. We record the effective portion of the designated foreign currency hedge contracts in other comprehensive (loss) income until inventory turns and is sold to a third-party. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the designated foreign currency hedge is reclassified into cost of goods sold within earnings. The fair value of the Company’s designated foreign hedge contracts outstanding as of September 27, 2026 was immaterial.

Under the Credit Agreement, our earnings and cash flows are exposed to fluctuations in interest payments related to our floating rate debt. Previously, we had entered into interest rate swaps, however both swaps matured on March 30, 2026 and the interest rates related to our debt are unhedged. Information about our long-term debt facility and related interest rates appears in Note 11 of the Consolidated Financial Statements.

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

Other than the above-noted changes, there was no change in our internal control over financial reporting that occurred during the third quarter ended September 27, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Part I, Item 1, “Business—Product Liability, Environmental and Other Litigation Matters” and Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025, we are party to certain litigation. There have been no material developments with respect to such legal proceedings during the quarter ended September 27, 2026, other than as described in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information with respect to repurchases of our Class A common stock during the third quarter ended September 27, 2026 under our stock repurchase program.

	Issuer Purchases of Equity Securities (1)
				(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased(1)	(or Unit)	Plans or Programs	Plans or Programs
June 29, 2026 – July 26, 2026	3,314	$356.05	3,314	$119,822,100
July 27, 2026 – August 23, 2026	3,408	$365.86	3,408	$118,575,336
August 24, 2026 – September 27, 2026	4,087	$359.01	4,087	$117,108,153
Total	10,809	$360.24	10,809
(1)	On July 31, 2023, we announced that our Board of Directors had authorized a repurchase program of up to $150 million of our Class A common stock, to be purchased from time to time on the open market or in privately negotiated transactions, which has no expiration date. The timing and number of shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Item 5.Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the third quarter ended September 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

†     Filed herewith.

††   Furnished herewith.

**  Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 27, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the Third Quarters and Nine Months ended September 27, 2026 and September 28, 2025, (iii) Consolidated Statements of Comprehensive Income for the Third Quarters and Nine Months ended September 27, 2026 and September 28, 2025, (iv) Consolidated Statements of Stockholders’ Equity for the Third Quarters and Nine Months ended September 27, 2026 and September 28, 2025, (v) Consolidated Statements of Cash Flows for the Nine Months ended September 27, 2026 and September 28, 2025, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTS WATER TECHNOLOGIES, INC.

Date: November 5, 2026	By:	/s/ Robert J. Pagano, Jr.
Robert J. Pagano, Jr.
Chief Executive Officer, President and Chairperson of the Board (principal executive officer)

Date: November 5, 2026	By:	/s/ Diane McClintock
Diane McClintock Chief Financial Officer (principal financial officer)

Date: November 5, 2026	By:	/s/ Virginia A. Halloran
Virginia A. Halloran Chief Accounting Officer (principal accounting officer)